Form 10QSB
period 1997-03-31
CLARION HOUSE INC
filed 1998-08-21
CIK 835409

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1997

                                       or

[   ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from __________ to __________

Commission File Number:   0-24690
                       -------------

                               CLARION HOUSE, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                            91-1407411
-------------------------------                        ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)

         1901 North Roselle Road, Suite 1030, Schaumburg, Illinois 60195
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (847) 490-5977
                ------------------------------------------------
                (Issuer's telephone number, including area code)

        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     No X
   ---    ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 1, 1998, the Company had 8,888,418 shares of common stock issued and outstanding.

         Transitional Small Business Disclosure Format (check one);

         Yes     No X
            ---    ---

         DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                      INDEX

PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Financial Statements:

             Consolidated Balance Sheet....................................... 1

             Consolidated Statement of Operations and Accumulated
                      Deficit................................................. 2

             Consolidated Statement of Cash Flows............................. 3

             Notes to Consolidated  Financial Statements.................. 4 - 6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.......... 7

PART II - OTHER INFORMATION................................................... 8


                                       (i)

                       CLARION HOUSE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997
                                   (UNAUDITED)


                                     ASSETS
                                     ------

         CURRENT ASSETS -
            Cash and cash equivalents                              $         19

         EQUIPMENT, net of accumulated depreciation                         628

         OTHER ASSETS -
            Organization costs, net of accumulated
               amortization                                                 362
                                                                   -------------

                                                                   $      1,009
                                                                   =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

         CURRENT LIABILITIES:
            Accounts payable                                       $     53,117
            Notes payable                                                72,715
            Accrued expenses                                              6,472
                                                                   -------------
                        Total current liabilities                       132,304

         STOCKHOLDERS' DEFICIT:
            Common stock - $.01 par value
               Authorized - 10,000,000 shares
               Issued and outstanding - 2,807,000                        28,070
         Paid-in capital                                                621,804
            Accumulated deficit                                       (781,1699)
                                                                   -------------
                                                                       (131,295)

                                                                   $      1,009
                                                                   =============

                       CLARION HOUSE, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                 MARCH 31, 1997
                                   (UNAUDITED)





SALES                                                              $          -

COST OF GOODS SOLD                                                            -
                                                                   -------------
GROSS PROFIT                                                                  -

ADMINISTRATIVE EXPENSES                                                 123,895
                                                                   -------------
NET LOSS                                                           $   (123,895)
                                                                   =============

                       CLARION HOUSE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 MARCH 31, 1997
                                   (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                                        $   (123,895)
   Adjustments -
      Depreciation and amortization                                         330
   Changes in assets and liabilities -
      Increase (decrease) in accounts payable and
         accrued expenses                                                (4,861)
                                                                   -------------
               Net cash to operating activities                        (128,426)

CASH FLOW FROM FINANCING ACTIVITIES -
   Issuance of common stock                                             128,426
                                                                   -------------
NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                           -

CASH AND CASH EQUIVALENTS:
   Balance - January 1                                                       19
                                                                   -------------

   Balance - March 31                                              $         19
                                                                   =============

                       CLARION HOUSE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
               This summary of significant accounting policies of Clarion House, Inc. and Subsidiary is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

               PRINCIPLES OF CONSOLIDATION
               ---------------------------

               The accompanying consolidated financial statements include the results of operations of Clarion House, Inc. and Insecta Sales, Inc. its wholly owned subsidiary, for the period ended March 31, 1997. All significant intercompany activities between Clarion House, Inc. and its wholly- owned subsidiary have been eliminated in consolidation.

               BUSINESS ACTIVITY
               -----------------

               Clarion House, Inc. is a holding company.

               Insecta Sales, Inc. (the Subsidiary) is principally engaged in the manufacture and distribution of insecticidal products within the United States.

               CASH AND CASH EQUIVALENTS
               -------------------------

               For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less.

               INVENTORIES
               -----------

               Inventories are valued on the first-in, first-out method based on the lower of cost or market.

               PROPERTY AND EQUIPMENT
               ----------------------

               Improvements and equipment are carried at cost. Major replacements and refurbishings are charged to the property accounts while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed currently.

                       CLARION HOUSE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1997
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED:


               DEPRECIATION
               ------------

               Depreciation is calculated by use of the straight-line and accelerated cost recovery methods over useful lives of 5 to 10 years.

               INCOME TAXES
               ------------

               Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

               USE OF ESTIMATES
               ----------------
               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - NOTES PAYABLE:

               Notes payable consists of accounts payable that were converted to notes payable. The notes are due on demand and bear interest at 10%.

NOTE 3 - FEDERAL INCOME TAX:

               The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, ACCOUNTING FOR INCOME TAXES, which requires an asset

                       CLARION HOUSE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1997
                                   (UNAUDITED)

NOTE 3 - FEDERAL INCOME TAX - CONTINUED:

               and liability approach to financial accounting and reporting for income taxes. The difference between financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to effect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the income reported for financial statement purposes which differs from income reported for tax purposes principally because of the methods of recognizing depreciation expense. Deferred income taxes have been provided for timing differences.

               The Company's total deferred tax asset and deferred tax asset valuation allowances resulting from net operating loss carryforwards are as follows:


                 Total deferred tax assets                           $  334,800
                       Less valuation allowance                         334,800
                                                                     -----------

                 Total deferred tax assets (current)                 $        -
                                                                     ===========

               Future profits are not reasonably expected to be generated. Therefore, a valuation allowance has been recorded. For tax return purposes, the Company has approximately $984,800 of net operating loss carryforwards as of March 31, 1997. The net operating loss carryforwards expire as follows:

                 2006                                                $   24,300
                 2007                                                    14,100
                 2008                                                    43,400
                 2009                                                   310,100
                 2010                                                   464,100
                 2011                                                     4,900
                 2012                                                   123,900
                                                                     -----------

                                                                     $  984,800
                                                                     ===========

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

               This "Management's Discussion and Analysis or Plan of Operation" should be read in conjunction with the Company's unaudited financial statements, the notes thereto and the other financial data included elsewhere herein and includes forward-looking statements which involve risks and uncertainties which are based upon the Company's beliefs, as well as assumptions made by and information currently available to the Company. The Company's actual results may differ materially from the results predicted by such forward-looking statements due to various factors, including, but not limited to, those risks and uncertainties which are discussed below.

               During the three month period ended March 31, 1997, the Company had no revenue producing operations. The Company has incurred accounting expenses associated with the preparation of financial statements, legal expenses in connection with proposed reorganizations with operating companies, transfer agent fees and other general and administrative costs of maintaining the shell corporation for eventual sale. The expenses incurred during the three months ended March 31, 1997 for such activities was approximately $123,895. As of March 31, 1997, the Company had cash assets of $19 and current liabilities of $132,304.

               On March 1, 1997, the Company issued 1,244,255 shares of common stock, $.01 par value ("Common Stock"), to various consultants as consideration for services rendered to the Company. The total amount payable to the consultants was $124,425.50. Also on March 1, 1997, the Company issued 957,860 shares of Common Stock in exchange for the cancellation of several notes payable by the Company. The total amount of the notes payable exchanged for shares was $95,786.

               On March 24, 1997, the Company issued 60,000 shares of Common Stock in a private placement for accredited investors only. The price per share was $0.25. On March 31, 1997, the Company issued an additional 40,000 shares of Common Stock in the private placement.

               During the next twelve months, general and administrative expenses are expected to substantially increase due to legal and accounting fees related to maintaining the Company's reporting status with the Securities and Exchange Commission and other expenses related to the Company's efforts.

               The Company's efforts during the next twelve months will be dedicated principally to transforming the Company into an operating company. On December 31, 1997, the Company completed the acquisition of Triangle Plastics, Inc., an Ohio corporation ("Triangle"). Triangle is a manufacturer of various injection molded plastic products.

                           PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               Inapplicable.


ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

               Inapplicable.


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               Inapplicable.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Inapplicable.


ITEM 5.        OTHER INFORMATION

               Inapplicable.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibits and Index of Exhibits

27.1           Financial Data Schedule

(b)            Reports on Form 8-K

               Inapplicable.

                                   SIGNATURES


               In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   CLARION HOUSE, INC.



Dated:  August 18, 1998                            By: /S/ Troy D. Wiseman
                                                      -----------------------
                                                       Troy D. Wiseman,
                                                       Chief Executive Officer