Form 10QSB
period 1997-06-30
CLARION HOUSE INC
filed 1998-08-21
CIK 835409

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1997
                                       or
[   ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from __________ to __________

Commission File Number:   0-24690
                        -----------

                               CLARION HOUSE, INC.
        -----------------------------------------------------------------
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

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                                                     PAGE NUMBER
                                                                     -----------
          Financial Statements

             Consolidated Balance Sheet........................................1

             Consolidated Statement of Operations and Accumulated
                Deficit........................................................2

             Consolidated Statement of Cash Flows..............................3

             Notes to Consolidated Financial Statements....................4 - 6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS...........7

PART II - OTHER INFORMATION....................................................8


                                       (i)

                       CLARION HOUSE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1997
                                   (UNAUDITED)


                                     ASSETS
                                     ------


         CURRENT ASSETS -
            Cash and cash equivalents                             $          19

         EQUIPMENT, net of accumulated depreciation                         419

         OTHER ASSETS -
            Organization costs, net of accumulated
               amortization                                                 242
                                                                  --------------

                                                                  $         680
                                                                  ==============




                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------



         CURRENT LIABILITIES:
            Accounts payable                                      $      13,031
            Notes payable                                                72,715
            Accrued expenses                                              6,472
                                                                  -------------
                        Total current liabilities                        92,218

         STOCKHOLDERS' DEFICIT:
            Common stock - $.01 par value
               Authorized - 10,000,000 shares
               Issued and outstanding - 3,377,000                        33,770
            Paid-in capital                                             758,604
            Accumulated deficit                                        (883,912)
                                                                  --------------
                                                                        (91,538)
                                                                  --------------

                                                                  $         680
                                                                  ==============

                       CLARION HOUSE, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                  JUNE 30, 1997
                                   (UNAUDITED)


                                       THREE                            SIX
                                    MONTHS ENDED                   MONTHS ENDED
                                    JUNE 30, 1997                  JUNE 30, 1997
                                    -------------                  -------------


SALES                               $           -                  $          -

COST OF GOODS SOLD                              -                             -
                                    --------------                 -------------

GROSS PROFIT                                    -                             -

ADMINISTRATIVE EXPENSES                   102,743                       226,638
                                    --------------                 -------------

NET LOSS                            $    (102,743)                 $   (226,638)
                                    ==============                 =============



                       CLARION HOUSE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  JUNE 30, 1997
                                   (UNAUDITED)


                                                           THREE              SIX
                                                           MONTHS            MONTHS
                                                           ENDED              ENDED
                                                          6/30/97            6/30/97
                                                       -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                            $   (102,743)      $   (226,638)
   Adjustments -
      Depreciation and amortization                             330                660
   Changes in assets and liabilities -
      Increase (decrease) in accounts payable and
         accrued expenses                                   (40,087)           (44,948)
                                                       -------------      -------------
               Net cash to operating activities            (142,500)          (270,926)

CASH FLOWS FROM FINANCING ACTIVITIES -
   Issuance of common stock                                 142,500            270,926
                                                       -------------      -------------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                               -                  -

CASH AND CASH EQUIVALENTS:
   Balance - January 1                                 $         19       $         19
                                                       -------------      -------------

   Balance - June 30                                   $         19       $         19
                                                       =============      =============


                       CLARION HOUSE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

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

               PRINCIPLES OF CONSOLIDATION
               ---------------------------

               The accompanying consolidated financial statements include the results of operations of Clarion House, Inc. and Insecta Sales, Inc. its wholly owned subsidiary, for the period ended June 30, 1997. All significant intercompany activities between Clarion House, Inc. and its wholly- owned subsidiary have been eliminated in consolidation.

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

                       CLARION HOUSE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 1997
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED:

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


 NOTE 3 - FEDERAL INCOME TAX:

               The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, ACCOUNTING FOR INCOME TAXES, which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those

                       CLARION HOUSE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 1997
                                   (UNAUDITED)

NOTE 3 - FEDERAL INCOME TAX - CONTINUED:

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

               The Company's total deferred tax asset and deferred tax asset valuation allowances resulting from net operating loss carryforwards are as follows:


                 Total deferred tax assets                            $ 369,800
                                    Less valuation allowance            369,800
                                                                      ----------
                 Total deferred tax assets (current)                  $       -
                                                                      ==========


               Future profits are not reasonably expected to be generated. Therefore, a valuation allowance has been recorded. For tax return purposes, the Company has approximately $1,087,500 of net operating loss carryforwards as of June 30, 1997. The net operating loss carryforwards expire as follows:


                 2006                                              $     24,300
                 2007                                                    14,100
                 2008                                                    43,400
                 2009                                                   310,100
                 2010                                                   464,100
                 2011                                                     4,900
                 2012                                                   226,600
                                                                   -------------

                                                                   $  1,087,500
                                                                   =============

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

               During the six month period ended June 30, 1997, the Company had no revenue producing operations. The Company has incurred accounting expenses associated with the preparation of financial statements, legal expenses in connection with proposed reorganizations with operating companies, transfer agent fees and other general and administrative costs of maintaining the shell corporation for eventual sale. The expenses incurred during the three and six month periods ended June 30, 1997 for such activities were approximately $102,743 and $226,638, respectively. As of June 30, 1997, the Company had cash assets of $19 and current liabilities of $92,218.

               On April 10, 1997, the Company sold 70,000 shares of common stock, $.01 par value, in a private placement for accredited investors only. The price per share was $0.25.

               During the next twelve months, general and administrative expenses are expected to substantially increase due to legal and accounting fees related to maintaining the Company's reporting status with the Securities and Exchange Commission and other expenses related to the Company's efforts.

               The Company's efforts during the next twelve months will be dedicated principally to transforming the Company into an operating company. On December 31, 1997, the Company completed the acquisition of Triangle Plastics, Inc., an Ohio corporation ("Triangle"). Triangle is a manufacturer of various injection molded plastic products. The Company plans to acquire other related companies in the near future. However, there can be no assurance as to the success of these efforts.

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

                                                    CLARION HOUSE, INC.



Dated:  August 18, 1998                             By:/S/ Troy D. Wiseman
                                                       -------------------------
                                                       Troy D. Wiseman,
                                                       Chief Executive Officer