Form 10QSB
period 1997-09-30
CLARION HOUSE INC
filed 1998-08-21
CIK 835409

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1997

                                       or

[   ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from __________ to __________

Commission File Number:   0-24690
                        -----------

                               CLARION HOUSE, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                             91-1407411
-------------------------------                          ---------------------
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

                                      INDEX

PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                                                     PAGE NUMBER
                                                                     -----------
          Financial Statements:

                  Consolidated Balance Sheet...................................1

                  Consolidated Statement of Operations and Accumulated
                           Deficit.............................................2

                  Consolidated Statement of Cash Flows.........................3

                  Notes to Consolidated Financial Statements.................4-6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS...........7

PART II - OTHER INFORMATION....................................................8


                                       (i)

                       CLARION HOUSE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


                                     ASSETS
                                     ------



         CURRENT ASSETS -
                  Cash and cash equivalents                        $         19

         EQUIPMENT, net of accumulated depreciation                         209

         OTHER ASSETS -
                  Organization costs, net of accumulated
                           amortization                                     121
                                                                   -------------

                                                                   $        349
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

         CURRENT LIABILITIES:
                  Accounts payable                                 $     15,419
                  Notes payable                                          72,715
                  Accrued interest                                        6,472
                                                                   -------------
                           Total current liabilities                     94,606

         STOCKHOLDERS' DEFICIT:
                  Common stock - $.01 par value
                           Authorized - 10,000,000 shares
                           Issued and outstanding - 3,377,000            33,770
                  Paid-in capital                                       758,604
                  Accumulated deficit                                  (886,631)
                                                                   -------------
                                                                        (94,257)
                                                                   -------------

                                                                   $        349
                                                                   =============

                       CLARION HOUSE, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)




                                    THREE MONTHS               NINE MONTHS
                                       ENDED                       ENDED
                                 SEPTEMBER 30, 1997         SEPTEMBER 30, 1997
                                 ------------------         ------------------

SALES                                 $          -               $          -

COST OF GOODS SOLD                               -                          -

GROSS PROFIT                                     -                          -

ADMINISTRATIVE EXPENSES                      2,719                    229,357
                                      -------------              -------------

NET LOSS                              $     (2,719)              $   (229,357)
                                      =============              =============



                       CLARION HOUSE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

                                                             THREE              NINE
                                                             MONTHS            MONTHS
                                                             ENDED              ENDED
                                                            9/30/97            9/30/97
                                                         -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                              $     (2,719)      $   (229,357)
Adjustments -
      Depreciation and amortization                               330                990
   Changes in assets and liabilities -
      Increase (decrease) in accounts payable and
         accrued expenses                                       2,389            (42,559)
                                                         -------------      -------------
               Net cash to operating activities                     -           (270,926)

CASH FLOWS FROM FINANCING ACTIVITIES -
   Issuance of common stock                                         -            270,926
                                                         -------------      -------------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                 -                  -

CASH AND CASH EQUIVALENTS:
   Balance - January 1                                             19                 19
                                                         -------------      -------------

   Balance - September 30                                $         19       $         19
                                                         =============      =============


                       CLARION HOUSE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

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

               PRINCIPLES OF CONSOLIDATION
               ---------------------------

               The accompanying consolidated financial statements include the results of operations of Clarion House, Inc. and Insecta Sales, Inc. its wholly owned subsidiary, for the period ended September 30, 1997. All significant intercompany activities between Clarion House, Inc. and its wholly-owned subsidiary have been eliminated in consolidation.

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

                       CLARION HOUSE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


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

                       CLARION HOUSE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

NOTE 3 - FEDERAL INCOME TAX - CONTINUED:

               Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the income reported for financial statement purposes which differs from income reported for tax purposes principally because of the methods of recognizing depreciation expense. Deferred income taxes have been provided for timing differences.

               The Company's total deferred tax asset and deferred tax asset valuation allowances resulting from net operating loss carryforwards are as follows:


                 Total deferred tax assets                           $  370,700
                         Less valuation allowance                       370,700
                                                                     -----------
                 Total deferred tax assets (current)                 $        -
                                                                     ===========


               Future profits are not reasonably expected to be generated. Therefore, a valuation allowance has been recorded. For tax return purposes, the Company has approximately $1,090,300 of net operating loss carryforwards as of September 30, 1997. The net operating loss carryforwards expire as follows:

                 2006                                              $     24,300
                 2007                                                    14,100
                 2008                                                    43,400
                 2009                                                   310,100
                 2010                                                   464,100
                 2011                                                     4,900
                 2012                                                   229,400
                                                                   -------------

                                                                   $  1,090,300
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

               During the nine month period ended September 30, 1997, the Company had no revenue producing operations. The Company has incurred accounting expenses associated with the preparation of financial statements, legal expenses in connection with proposed reorganizations with operating companies, transfer agent fees and other general and administrative costs of maintaining the shell corporation for eventual sale. The expenses incurred during the three and nine month periods ended September 30, 1997 for such activities were approximately $2,719 and $229,357, respectively. As of September 30, 1997, the Company had cash assets of $19 and current liabilities of $94,606.

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

                                                  CLARION HOUSE, INC.



Dated:  August 18, 1998                           By:/S/ Troy D. Wiseman
                                                     --------------------------
                                                     Troy D. Wiseman,
                                                     Chief Executive Officer