Form 10QSB
period 1998-03-31
CLARION HOUSE INC
filed 1998-08-21
CIK 835409

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1998

                                       or

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

                               CLARION HOUSE, INC.
                                FORM 10-QSB INDEX


This report contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and is subject to the safe harbor created by that section. Statements regarding future operating performance, new programs expected to be launched and other future prospects and developments are based upon current expectations and involve certain risks and uncertainties that could cause actual results and developments to differ materially. Potential risks and uncertainties include such factors as demand for the company's products, pricing, the company's growth strategy, including its ability to consummate and successfully integrate future acquisitions, industry cyclicality and seasonality, the company's ability to continuously improve production technologies, activities of competitors and other risks detailed in the company's Annual Report on Form 10-K for the year ended December 31, 1997 and other filings with the Securities and Exchange Commission.


PART I - FINANCIAL INFORMATION                                              Page

         Item 1.    Financial Statements

                    Consolidated Balance Sheets as of March 31, 1998
                    (unaudited) and December 31, 1997..........................1

                    Consolidated Statements of Operations and Accumulated Deficit (unaudited) for the Three Months Periods
                    Ended March 31, 1998 and 1997..............................3

                    Consolidated Statements of Cash Flows (unaudited) for the
                    Three Month Periods Ended March 31, 1998 and 1997..........4

                    Notes to Consolidated Interim Financial Statements.........5

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations........................6

PART II -OTHER INFORMATION

         Item 1.  Legal Proceedings............................................7

         Item 2.  Changes in Securities and Use of Proceeds....................7

         Item 3.  Defaults Upon Senior Securities..............................7

         Item 4.  Submission of Matters to a Vote of Security Holders..........7

         Item 5.  Other Information............................................7

         Item 6.  Exhibits and Reports on Form 8-K.............................7


                                       (i)



                         PART I - FINANCIAL INFORMATION
                               CLARION HOUSE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS

ASSETS
                                                             DECEMBER 31,      MARCH 31,
                                                                1997              1998
                                                            -------------    -------------
CURRENT ASSETS
  Cash and cash equivalents                                 $     10,265     $    144,588
  Accounts receivable, net                                       327,768          385,018
  Inventories                                                    259,663          236,465
  Prepaid tooling                                                 47,797                -
  Refundable federal tax                                           1,048            1,098
                                                            -------------    -------------
         Total Current Assets                                    598,744          814,966

PROPERTY, PLANT AND EQUIPMENT
  Machinery & equipment                                        1,253,122        1,244,002
  Vehicles                                                        25,955           25,955
  Furniture & fixtures                                            47,359           57,762
  Leasehold improvements                                          17,021           17,021
  Construction in progress                                             0     $     23,880
                                                            -------------    -------------
                                                               1,343,456        1,368,620

  Less accumulated depreciation                                  919,267          958,017
                                                            -------------    -------------
                                                                 424,189          410,603
OTHER ASSETS
  Deposits                                                         1,000            1,000
  Deferred tax credit                                             35,200           35,200
  Goodwill                                                       230,849          227,001
                                                            -------------    -------------
                                                            $  1,289,982     $  1,488,770
                                                            =============    =============
LIABILITIES AND EQUITY

CURRENT LIABILITIES
  Line of credit                                                 213,728          265,850
  Current portion of long term debt                               90,443           90,443
  Current portion of obligations under capital leases             17,379           17,379
  Accounts payable - trade                                       398,423          627,478
  Accrued expenses                                                41,825            9,534
  Officers' Loan                                                   3,338                -
                                                            -------------    -------------
         Total Current Liabilities                               765,136        1,010,684

DEFERRED TAX LIABILITY                                             1,300            1,300
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES                     419,391          391,723
CAPITAL LEASE OBLIGATIONS                                         51,211           46,979
                                                            -------------    -------------
                                                               1,237,038        1,450,685
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value
  10,000,000 shares authorized,
  5,465,000 shares outstanding and
  5,165,000 shares issued in 1997 and
  5,897,704 shares oustanding and
  5,597,704 shares issued in 1998                                 51,650           55,977
  Additional paid in capital                                   1,512,661        1,825,334
  Accumulated deficit                                         (1,511,367)      (1,843,226)
                                                            -------------    -------------
         Total Stockholders' Equity                               52,944           38,085
                                                            -------------    -------------

                                                            $  1,289,982     $  1,488,770
                                                            =============    =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                               CLARION HOUSE, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)


                                                        March 31,         March 31,
                                                          1997               1998
                                                      -------------     -------------
Sales                                                 $          -      $    623,572

Cost of goods sold                                               -           643,905
                                                      -------------     -------------

Gross profit                                          $          -      $    (20,332)
                                                      -------------     -------------

Selling, general and administrative expenses               123,895           288,641
                                                      -------------     -------------

Operating profit (loss)                               $  ( 123,895)     $   (308,973)

Other income (expense)

  Interest expense                                               -           (22,886)

Earnings (loss) before income taxes                       (123,895)         (331,859)

  Income tax expense                                             -                 -
                                                      -------------     -------------

Net earnings (loss)                                   $   (123,895)     $   (331,859)
                                                      =============     =============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                               CLARION HOUSE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                                                            MARCH 31,
                                                                 ------------------------------
                                                                     1997              1998
                                                                 -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                            $   (123,895)    $   (331,859)
  Adjustments to reconcile net earnings to
    net cash provided by (used in) operations
      Depreciation and amortization                                       330           42,597
    Changes in operating assets and liabilities
      Increase in accounts receivable                                       -          (57,250)
      Decrease in inventories                                               -           23,198
      Increase in prepaid tooling                                           -          (47,797)
      Decrease (increase) in other assets                                   -              (50)
      Increase (decrease) in accounts payable                          (4,861)         229,053
      Increase (decrease) in accrued liabilities                            -          (35,629)
                                                                 -------------    -------------

         Net cash (used in) provided by operating activities         (128,426)        (177,734)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                -          (25,164)
                                                                 -------------    -------------

         Net cash used in investing activities                              -          (25,164)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in line of credit                                              -           52,122
  Payments on long-term debt                                                -          (27,668)
  Capital lease payments                                                    -           (4,232)
  Sale of company stock                                               128,426          279,500
                                                                 -------------    -------------

         Net cash (used in) provided by financing activities                -          299,721
                                                                 -------------    -------------

         Net increase (decrease) in cash                                    -           96,823
                                                                 -------------    -------------

Cash at beginning of period                                                19           10,265

                                                                 -------------    -------------
Cash at end of period                                            $         19     $     10,265
                                                                 =============    =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               CLARION HOUSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310(b) of Regulation S-B. Accordingly, the financial statement do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments have been included and all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.

Results for interim periods should not be considered indicative of results for a full year. The year-end consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

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

   On December 31, 1997, the Company completed the acquisition of Triangle Plastics, Inc., an Ohio corporation, and subsequently changed Triangle's name to Clarion Plastics Technologies, Inc. ("Clarion Plastics"). Clarion Plastics is a manufacturer of various injection molded thermo plastic products.

   As of December 31, 1997, the Company had a deficit in its working capital of $166,392. For the three month period ended March 31, 1998, the Company had revenues of $623,572 with a net loss of $324,933. As of March 31, 1998, the Company had a deficit in its working capital of $195,718.

   The Company has generated revenues from the sale of Clarion Plastics products. The Company expects to increase its revenues in the near future as it acquires or establishes additional businesses which are compatible with those of Clarion Plastics. The Company also expects to incur substantial administrative expenses in the future.

   The Company believes that additional funding of approximately $1,000,000, in addition to expected revenues from operations, will be required to satisfy its capital requirements through the remainder of the 1998 fiscal year. During the second quarter of 1998, the Company received an aggregate of $1,935,000 from the exercise of stock purchase options.

   The Company is seeking to raise additional funds to meet its working capital needs through the sale of its securities. However, there is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

   During the next twelve months, the Company anticipates incurring approximately $6,500,000 in expenditures for the acquisition of capital equipment. It is anticipated that $275,000 of these capital expenditures will be met from the net proceeds of the Company's offering of its securities and the remainder will be financed through long term debt.

   During the next twelve months, general and administrative expenses are also expected to increase due to legal and accounting fees related to maintaining the Company's reporting status with the Securities and Exchange Commission.

YEAR 2000 COMPLIANCE

   Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. The Company believes that its internal systems are either already Year 2000 compliant or can be upgraded without significant expenditures.

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