Form 10KSB
period 1995-12-31
CLARION HOUSE INC
filed 1998-10-01
CIK 835409

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1995

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from             to
                                        -----------   ----------

Commission File Number:   0-24690
                       -------------

                               CLARION HOUSE, INC.
               ---------------------------------------------------
                 (Name of small business issuer in its charter)


             Nevada                                      91-1407411
- ---------------------------------                ---------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                    Identification Number)


         1901 North Roselle Road, Suite 1030, Schaumburg, Illinois 60195
         ---------------------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number:    (847) 490-5977
                          -----------------------

Securities registered under Section 12(b) of the Exchange Act:  None
                                                              --------
Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 Par Value
                  ---------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes    No X
                                                                      ---   ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ X ]

         State issuer's revenues for its most recent fiscal year.  $0

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $1,845,924 (based upon average bid and asked price as of September 14, 1998).

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At August 27, 1998, 9,933,657 shares of common stock were outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE:   None

         Transitional Small Business Disclosure Format (check one):
         Yes     No X
            ---    ---

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

         The Company was originally incorporated in Nevada as KAR VENTURES on March 17, 1988. The Company changed its name to Clarion House, Inc. (a Nevada corporation) on January 28, 1991 when it acquired, in a reverse acquisition, the publishing business conducted by Clarion House, Inc. (a Georgia corporation).

         The Company's publishing activities, which never progressed beyond the development stage, consisted of two books distributed primarily through direct sales to the public through mailings and advertising. The Company's publishing business ceased active operations by 1992 due to lack of financing and was terminated in March of 1993 when the Company transferred to its former principal shareholder, Wallis Wood, in redemption of 148,000 shares of common stock, all of the issued and outstanding capital stock of its wholly-owned subsidiary, Clarion House, Inc., a Georgia corporation ("Clarion-Georgia"). The value of the stock of Clarion-Georgia was deemed of negligible value due to cessation of operations. Mr. Wood is no longer an affiliate of the Company, but remains a less than 1% shareholder.

         On September 20, 1993, the Company acquired Insecta Sales, Inc., a Florida corporation ("Insecta") pursuant to an Agreement and Plan of Reorganization ("Plan") between the Company, Insecta and Gaelic Investments, Inc., a Bahamian corporation ("Gaelic"). Under the Plan (i) the Company acquired 100% of the issued and outstanding capital stock of Insecta; (ii) the Company issued Gaelic, the sole shareholder of Insecta, 1,040,000 shares of the Company's common stock; and (iii) Gaelic granted Insecta an exclusive worldwide license to use the insecticidal coating technology and the Insecta(R) trademark owned by Gaelic.

         Following consummation of the Plan, the Company, through Sales, engaged in the distribution of Insecta(R) products to the consumer, industrial, commercial and agricultural markets primarily in the United States. The Company never achieved sufficient revenues to support its operations. As a result, the Company lost its license rights to the insecticidal coating technology and the Insecta (R) trademark in December 1995 due to the non-payment of royalties.

         As of December 31, 1995, the Company had no active operations.

ITEM 2.  DESCRIPTION OF PROPERTY

         Prior to ceasing active operations in December, the Company maintained an office and warehouse distribution facility in Oakland Park, Florida.

ITEM 3.  LEGAL PROCEEDINGS

         Inapplicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Inapplicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Market Information.
             -------------------

         The Company's common stock, $.01 par value per share (the "Common Stock"), is traded in the over-the-counter market, however, there is no established public trading market and reliable high and low bid quotations are not available. The nominal volume of the trading and price do not reflect any significant market. All references to Common Stock herein reflect the April 1996 one-for-five reverse split.

         (b) Holders.
             --------

         As of August 27, 1998, there were approximately 118 record holders of the Common Stock. The Company believes that a significant number of its beneficial owners are holding their Common Stock in "street name."

         (c) Dividends.
             ----------

         The Company has never declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

         As of December 1995, the Company no longer had any revenue producing operations. Since December 1995, the Company has incurred accounting expenses associated with preparation of financial statements, legal expenses in connection with proposed reorganizations with operating companies, transfer agent fees and other general and administrative costs of maintaining the corporate entity for eventual sale. The expenses incurred in the 1995 fiscal year for such activities were approximately $468,128.

         The Company had revenues of $121,190 for the year ended December 31, 1995. Fiscal 1995 operations resulted in a net loss of $462,062.

ITEM 7.      FINANCIAL STATEMENTS


                       CLARION HOUSE, INC. AND SUBSIDIARY

                                    CONTENTS

                                                                     PAGE NUMBER
                                                                     -----------
Financial Statements:

         Consolidated Balance Sheet                                   4

         Consolidated Statement of Operations and
            Accumulated Deficit                                       5

         Consolidated Statement of Cash Flows                         5

         Notes to Consolidated Financial Statements                  7-9


                       CLARION HOUSE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                      (SEE ACCOUNTANTS' COMPILATION REPORT)
                                   (UNAUDITED)

                                                                      DECEMBER 31,
                                                        ------------------------------------
                                                              1995                1994
                                                        -----------------  -----------------
                           ASSETS
                           ------
CURRENT ASSETS:
  Cash and cash equivalents                             $          1,119   $             19
  Accounts receivable                                              7,087              5,854
  Inventory                                                       33,347             95,968
  Prepaid expenses                                                15,357             24,358
                                                        -----------------  -----------------
         Total current assets                                     56,910            347,909

EQUIPMENT, net of accumulated depreciation                         9,283              9,283
OTHER ASSETS:
  Organization costs, net of accumulated                             483                483
    amortization of $2,907
  Prepaid expenses                                                     0             12,500
                                                        -----------------  -----------------
                                                        $         66,676   $        370,175
                                                        =================  =================

            LIABILITIES AND STOCKHOLDERS' DEFICIT
            -------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                 $        141,921    $        37,073
  Notes payable                                                   55,715                  0
                                                        -----------------  -----------------
         Total current liabilities                               197,636             37,073
STOCKHOLDERS' DEFICIT:
  Common stock - $.01 par value
    Authorized - 10,000,000 and
      10,000,000 at December 31, 1996
      and 1995
    Issued and outstanding - 7,614,384 and                        76,244             76,144
      _________ at December 31, 1995
      and 1996

    Paid-in capital                                              982,352            982,352
    Accumulated deficit                                       (1,189,556)          (725,394)
                                                        -----------------  -----------------
                                                                (130,960)           333,102
                                                        -----------------  -----------------
                                                        $         66,676   $        370,175
                                                        =================  =================

    The accompanying notes are an integral part of the financial statements.

                       CLARION HOUSE, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                      (SEE ACCOUNTANTS' COMPILATION REPORT)
                                   (UNAUDITED)

                                                  YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                                 1995                1994
                                          -----------------   -----------------

SALES                                     $        121,190    $        166,024
COST OF GOODS SOLD                                 117,797             145,098
                                          -----------------   -----------------
GROSS PROFIT                                         3,393              20,926
ADMINISTRATIVE EXPENSES                            468,128             191,417
  Consulting                                             -             142,000
                                          -----------------   -----------------
OPERATING INCOME                                  (464,735)           (312,491)
OTHER INCOME (EXPENSE)
  Interest income                                      673               2,370
                                          -----------------   -----------------
                                                       673               2,370
                                          -----------------   -----------------
NET LOSS                                          (464,062)           (310,121)
ACCUMULATED DEFICIT:
  Balance - beginning of year                     (725,494)                  -
                                          -----------------   -----------------
  Balance - end of year                   $     (1,189,556)   $              -
                                          =================   =================

    The accompanying notes are an integral part of the financial statements.


                       CLARION HOUSE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (SEE ACCOUNTANTS' COMPILATION REPORT)
                                   (UNAUDITED)

                                                                         YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------

                                                                       1995               1994
                                                                 -----------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Cash received from customers                                   $        119,957   $              0

  Cash paid to suppliers and employees                                   (396,955)                 0

  Interest income received                                                    673                  0
                                                                 -----------------  -----------------
   Net cash to operating activities                                      (276,325)                 0

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of equipment                                                         0             (8,446)
                                                                 -----------------  -----------------
   Net cash to investing activities                                             0             (8,446)
                                                                 -----------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from long term debt                                             55,715                  0

  Capital contribution and issuance of common stock, net
    of offering costs                                                           0            500,297
                                                                 -----------------  -----------------
NET DECREASE IN CASH AND                                                 (220,610)           203,977
  CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS:

  Balance - January 1                                                     221,729             17,752
                                                                 -----------------  -----------------
  Balance - December 31                                          $          1,119   $        221,729
                                                                 =================  =================

         RECONCILIATION OF NET LOSS TO NET CASH TO OPERATING ACTIVITIES

NET LOSS                                                         $       (464,062)  $       (310,121)

Adjustments:

  Depreciation                                                                  0                313

  Common stock issued for services                                              0              2,500

Changes in assets and liabilities:

  Decrease (Increase) in accounts receivable                               (1,233)               (67)

  Decrease in inventory                                                    62,621             22,538

  Decrease in prepaid expenses                                             21,501             15,762

  Increase (decrease) in accounts payable                                 104,848            (18,968)
    and accrued expenses

  Decrease in other assets                                                      0                169
                                                                 -----------------  -----------------
NET CASH TO OPERATING ACTIVITIES                                 $       (276,325)  $       (287,874)
                                                                 =================  =================

    The accompanying notes are an integral part of the financial statements.

                       CLARION HOUSE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

                      (SEE ACCOUNTANTS' COMPILATION REPORT)
                                   (UNAUDITED)

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

               PRINCIPLES OF CONSOLIDATION
               ---------------------------

               The accompanying consolidated financial statements include the results of operations of Clarion House, Inc. and Insecta Sales, Inc. its wholly owned subsidiary, for the years ended December 31, 1995 and 1994. All significant intercompany activities between Clarion House, Inc. and its wholly-owned subsidiary have been eliminated in consolidation.

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

                       CLARION HOUSE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1995

                      (SEE ACCOUNTANTS' COMPILATION REPORT)
                                   (UNAUDITED)

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

                       CLARION HOUSE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1995

                      (SEE ACCOUNTANTS' COMPILATION REPORT)
                                   (UNAUDITED)

 NOTE 3 -      FEDERAL INCOME TAX - CONTINUED:

               The Company's total deferred tax asset and deferred tax asset valuation allowances resulting from net operating loss carryforwards at December 31, 1995 and 1994 are as follows:

                                                            1995          1994
                                                        -----------  -----------

                 Total deferred tax assets              $   291,000  $         -
                 Less valuation allowance                   291,000            -
                                                        -----------  -----------

                 Total deferred tax assets (current)    $         -  $         -
                                                        ===========  ===========

               Future profits are not reasonably expected to be generated. Therefore, a valuation allowance has been recorded. For tax return purposes, the Company has approximately $860,900 and $856,000 of net operating loss carryforwards as of December 31, 1995 and 1994. The net operating loss carryforwards expire as follows:

                 2006                                   $   24,300
                 2007                                       14,100
                 2008                                       43,400
                 2009                                      310,100
                 2010                                      464,100
                 2011                                        4,900
                                                        -----------
                                                        $   860,900
                                                        ===========

  The accompanying notes are an integral part of the financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Inapplicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         (a) Identify Directors and Executive Officers.
             ------------------------------------------

         The directors and executive officers of the Company are as follows:


  NAME                               AGE             POSITION
- -----------------------------      ---------       -----------------------------

Troy D. Wiseman                       32           Chairman, Chief Executive
                                                   Officer and Director

Brian C. Manoogian                    49           Director

R. Townley Rose, Jr.                  44           Executive Vice President and
                                                   Director

Robert C. Copple                      44           Vice President - Finance


TROY D. WISEMAN has been the Chairman and a Director of the Company since February 1998 and Chief Executive Officer since April 1998. Mr. Wiseman is the principle founder and President of Invest L'Inc., a company specializing in providing financial consulting services and bridge financing to emerging growth companies preparing for an initial public offering. Mr. Wiseman also serves as the Manager of Invest L'Inc. Bridge Fund, LLC, a privately held investment fund which provides short term financing to both privately and publicly held companies. Mr. Wiseman is founder and President of Apportum Consulting Corp., a New York based business consulting firm currently specializing in assisting micro-cap companies in "going public" through reverse mergers. Mr. Wiseman was co-founder of CAMI'Z Inc., a publicly traded retail company where he served as a member of the Board of Directors and held various executive officer positions including Vice President, Chief Operating Officer, Chief Financial Officer and Secretary from 1987 to 1994. In 1994, CAMI'Z Inc. acquired Chauvin International, Ltd. by merger and became B.U.M. International, Inc.

BRIAN C. MANOOGIAN has been a Director of the Company since November 1997. From November 1997 to July 1998 he also served as President. Prior to joining the Company, Mr. Manoogian practiced corporate and business law for over 20 years in Michigan. Mr. Manoogian began his legal career as the Assistant Corporate Counsel of Masco Corporation, a position he held for three years, and has been a partner in small and medium size law firms. Mr. Manoogian received a Bachelors degree from the University of Michigan and a Juris Doctor from the Detroit College of Law.

R. TOWNLEY ROSE, JR. has been a Director of the Company since February 1998 and Executive Vice President since April 1998. Mr. Rose has over 26 years of experience as a sales representative in plastics and metal fabrication in numerous industries, with specialization in the heavy duty truck market.

ROBERT C. COPPLE has been the Vice President - Finance of the Company since December 1997. From May 1992 to December 1997, Mr. Copple was the Division Controller for the Plastics Division of Plastech (formerly Bryan Custom Plastics, a division of United Screw & Bolt Corporation). Prior to joining Plastech in 1992, Mr. Copple was the Diversified Products Controller for Aeroquip-Vickers (formerly Trinova Corporation). Mr. Copple began his career as a Certified Public Accountant with a firm located in Elkhart, Indiana. Mr. Copple has sixteen years of experience in the plastics industry.

Directors serve terms of one year or until their successors are duly elected and qualified.

         (b) Identify Significant Employees.
             -------------------------------

             Inapplicable.

         (c) Family Relationships.
             ---------------------

             Inapplicable.

         (d) Involvement in Certain Legal Proceedings.
             -----------------------------------------

             Inapplicable.


         (e) Compliance with Section 16(a) of the Exchange Act.
             --------------------------------------------------

             No person failed to file a report required by Section 16(a) on a timely basis during the fiscal year ended December 31, 1995.

ITEM 10. EXECUTIVE COMPENSATION

         No person received compensation in excess of $100,000 for services rendered to the Company during the fiscal year ended December 31, 1995. Patrick Quinlan, the Company's chief executive officer during 1995, received compensation at the rate of 2% sales. He received the same compensation during fiscal 1994.

         Compensation Pursuant to Plans.
         -------------------------------

         On January 2, 1995, Patrick Quinlan, then the Company's chief executive officer, received non-plan options to purchase 40,000 shares of Common Stock at $3.75 per share expiring December 31, 1996. During the fiscal year ended December 31, 1995 there were no options or stock appreciation rights exercised by, nor any long term incentive plan awards made to, any named executive officer.

         Compensation of Directors.
         --------------------------

         During the fiscal year ended December 31, 1995, directors of the Company were not compensated for any services provided as a director.

         Termination of Employment and Change in Control Arrangements.
         -------------------------------------------------------------

         Inapplicable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the ownership of the Company's Common Stock as August 27, 1998 by (i) each person who is known to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) by each of the Company's directors, executive officers and nominees for director; and (iii) by all directors and executive officers of the Company as a group. Unless otherwise indicated below, the person or persons named have sole voting and dispositive power.


Shareholder                                 Shares               Percent
- ------------------------------------------  ------------------   -------------

Brian C. Manoogian                          950,000              9.6%

Troy D. Wiseman(1)                          1,858,029            18.7%

R. Townley Rose, Jr.                        1,200,000            12.1%

Robert C. Copple(2)                         145,000              1.5%

Bryan C. Cressey                            1,000,000            10.1%

Terence M. Graunke                          1,000,000            10.1%

Robert J. Skandalaris(3)                    1,424,255            14.3%

All Executive Officers and Directors        4,153,029            41.8%
as a Group (4 persons)

- ---------------

(1) Includes 799,444 shares held by Invest L'Inc. Bridge Fund, LLC, a private investment fund for which Mr. Wiseman acts as Manager and holds an equity interest; 116,000 shares held by Apportum Consulting Corp., and entity of which Mr. Wiseman is an officer, director and the sole shareholder; 874,255 held by Mr. Wiseman's family trust; 20,000 shares held as custodian for Mr. Wiseman's children and 48,330 shares held by Invest L'Inc., an entity of which Mr. Wiseman in an officer, director and the sole shareholder.

(2) Includes 50,000 shares held in escrow pending satisfaction of certain earnings conditions pursuant to Mr. Copple's employment agreement with the Company.

(3) Includes 250,000 held as custodian for Mr. Skandalaris' children and 874,255 shares held by Invest L'Inc. Bridge Fund, LLC, a private investment fund in which Mr. Skandalaris holds an equity interest.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Inapplicable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits and index of exhibits.
             -------------------------------

             3.1    Articles of Incorporation of the Company

             3.2    Bylaws of the Company

             4.1    Sample Stock Certificate

         (b) Reports on Form 8-K.
             --------------------

             Inapplicable.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CLARION HOUSE, INC.

Dated: September 24, 1998               By: /S/ Troy D. Wiseman
                                           ----------------------------
                                                Troy D. Wiseman,
                                                Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                          Title                          Date
- ---------                          -----                          ----

/S/ Troy D. Wiseman
- --------------------------      Chief Executive Officer       September 24, 1998
Troy D. Wiseman                 Chairman of the Board of
                                Directors


/S/ R. Townley Rose, Jr.
- --------------------------      Executive Vice-President      September 24, 1998
R. Townley Rose, Jr.            and Director


/S/ Brian C. Manoogian
- --------------------------      Director                      September 24, 1998
Brian C.Manoogian


/S/ Robert C. Copple
- --------------------------      Executive Vice-President      September 24, 1998
Robert C. Copple                Finance