Form 10KSB
period 1996-12-31
CLARION HOUSE INC
filed 1998-10-01
CIK 835409

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from             to
                                        -----------      ------------

Commission File Number:   0-24690
                         ----------

                               CLARION HOUSE, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Nevada                                              91-1407411
- -------------------------------                         ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)

         1901 North Roselle Road, Suite 1030, Schaumburg, Illinois 60195
         ---------------------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number:    (847) 490-5977
                            -------------------

Securities registered under Section 12(b) of the Exchange Act:  None
                                                               -------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 Par Value
                          ----------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ X ]

         State issuer's revenues for its most recent fiscal year. $0

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $1,845,924 (based upon the average bid and asked price as of September 24, 1998).

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 27, 1998, 9,933,657 shares of common stock were outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE:  None


         Transitional Small Business Disclosure Format (check one):
         Yes _____  No  X

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

         On September 20, 1993, the Company acquired Insecta Sales, Inc., a Florida corporation ("Insecta") pursuant to an Agreement and Plan of Reorganization ("Plan") between the Company, Insecta and Gaelic Investments, Inc., a Bahamian corporation ("Gaelic"). Under the Plan (i) the Company acquired 100% of the issued and outstanding capital stock of Insecta; (ii) the Company issued Gaelic, the sole shareholder of Insecta, 1,040,000 shares of the Company's common stock; and (iii) Gaelic granted Insecta an exclusive worldwide license to use the insecticidal coating technology and the Insecta trademark owned by Gaelic.

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

         On April 22, 1996, the Company entered into an Agreement and Plan of Reorganization and Corporate Separation (the "Reorganization") with exchanging stockholders of the Company. Pursuant to the Reorganization which was not actually consummated until December 1997, the exchanging stockholders exchanged all of their Company common stock (an aggregate of 800,000 shares) for all of the issued and outstanding common stock of Insecta Sales & Research, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company. The Company had no active operations during 1996.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company had no real property interests during fiscal 1996.

ITEM 3.  LEGAL PROCEEDINGS

         Inapplicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Inapplicable.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)      Market Information.
         -------------------

         The Company's common stock, $.01 par value per share (the "Common Stock") is traded in the over-the-counter market, however, there is no established public trading market and reliable high and low bid quotations are not available. The nominal volume of the trading and price do not reflect any significant market. All references to Common Stock in their report reflect the April 1996 one-for-five reverse split.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company had no active operations during fiscal 1996. Since January 1, 1996, the Company has incurred accounting expenses associated with preparation of financial statements, legal expenses in connection with proposed reorganizations with operating companies, transfer agent fees and other general and administrative costs of maintaining the corporate entity for eventual sale. The expenses incurred in the fiscal year ended December 31, 1996 for such activities was approximately $62,711.

         The Company's cash requirements during fiscal 1996 were funded by advances from a stockholder of the Company. The stockholder advanced funds pursuant to five demand promissory notes issued as follows: 5/1/96 in the original principal amount of $5,000; 5/21/96 in the original principal amount of $1,000; 6/6/96 in the original principal amount of $1,000; 7/5/96 in the original principal amount of $5,000 and 8/7/96 in the original principal amount of $5,000.

         The Company had no revenues for the year ended December 31, 1996 and had a net loss of $4,865 in fiscal 1996.

ITEM 7.  FINANCIAL STATEMENTS



                       CLARION HOUSE, INC. AND SUBSIDIARY


                                  - CONTENTS -




                                                                    PAGE NUMBER
                                                                    -----------

Accountants' Compilation Report (Unaudited)                               5


Financial Statements:

   Consolidated Balance Sheet                                             6

   Consolidated Statement of Changes in
     Stockholders' Deficit                                                7

   Consolidated Statement of Operations and Accumulated
     Deficit                                                              8

   Consolidated Statement of Cash Flows                                   9

   Notes to Consolidated Financial Statements                           10-12

To the Board of Directors
Clarion House, Inc. and Subsidiary
Schaumburg, Illinois



We have compiled the accompanying balance sheets of CLARION HOUSE, INC. AND SUBSIDIARY as of December 31, 1996 and 1995, and the related statements of changes in stockholders' deficit, operations and accumulated deficit and cash flows for the years then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

PERRIN, FORDREE & COMPANY, P.C.

/s/ Perrin, Fordee & Company, P.C.

April 22, 1998



                       CLARION HOUSE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                      (SEE ACCOUNTANTS' COMPILATION REPORT)
                                   (UNAUDITED)


                                                                          DECEMBER 31,
                                                                          ------------
                                                                      1996            1995
                                                                   -----------    -----------
                            ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                       $       19     $    1,119
   Accounts receivable                                                      -          7,087
   Inventory                                                                -         33,347
   Prepaid expenses                                                         -         15,357
                                                                   -----------    -----------
               Total current assets                                        19         56,910

EQUIPMENT, net of accumulated depreciation                                838          9,283

OTHER ASSETS -
   Organization costs, net of accumulated
      amortization of $2,907                                              483            483
                                                                   -----------    -----------

               TOTAL ASSETS                                        $    1,340     $   66,676
                                                                   ===========    ===========

             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                           $   57,978     $  141,921
   Notes payable                                                       72,715         55,715
   Accrued expenses                                                     6,472              -
                                                                   -----------    -----------
   Total current liabilities                                          137,165        197,636

STOCKHOLDERS' DEFICIT:
   Common stock - $.01 par value
      Authorized - 50,000,000 and
         10,000,000 at December 31, 1996
         and 1995
      Issued and outstanding - 1,532,900 and
         7,614,384 at December 31, 1996 and
         1995                                                          15,329         76,244
   Paid-in capital                                                  1,043,267        982,352
   Accumulated deficit                                             (1,194,421)    (1,189,556)
                                                                   -----------    -----------
                                                                     (135,825)      (130,960)
                                                                   -----------    -----------
               TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $    1,340     $   66,676
                                                                   ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                       CLARION HOUSE, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                      (SEE ACCOUNTANTS' COMPILATION REPORT)
                                   (UNAUDITED)





                                 COMMON        PAID-IN      ACCUMULATED
                                 STOCK         CAPITAL        DEFICIT         TOTAL
                              ------------   ------------   ------------   ------------

BALANCE - January 1, 1995     $    76,244    $   982,352    $  (725,494)   $   333,102

NET LOSS                                -              -       (464,062)      (464,062)
                              ------------   ------------    -----------   ------------

BALANCE - December 31, 1995        76,244        982,352     (1,189,556)      (130,960)

NET LOSS                                -              -         (4,865)        (4,865)

RECAPITALIZATION                  (60,915)        60,915              -              -
                              ------------   ------------    -----------   ------------

                              $    15,329    $ 1,043,267    $(1,194,421)   $  (135,825)
                              ============   ============    ===========   ============

The accompanying notes are an integral part of the financial statements.

                       CLARION HOUSE, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                      (SEE ACCOUNTANTS' COMPILATION REPORT)
                                   (UNAUDITED)




                                                YEAR ENDED  DECEMBER 31,
                                                ------------------------

                                                1 9 9 6          1 9 9 5
                                                -------          -------

SALES                                        $         -      $   121,190

COST OF GOODS SOLD                                33,347          117,797
                                             ------------     ------------

GROSS PROFIT                                     (33,347)           3,393
ADMINISTRATIVE EXPENSES                           62,711          468,128
                                             ------------     ------------

OPERATING INCOME                                 (96,058)        (464,735)

OTHER INCOME (EXPENSE):
   Interest income                                     -              673
   Forgiveness of debt                            91,193                -
                                             ------------     ------------

                                                  91,193              673
                                             ------------     ------------

NET LOSS                                          (4,865)        (464,062)

ACCUMULATED DEFICIT:
   Balance - beginning of year                (1,189,556)        (725,494)
                                             ------------     ------------

   Balance - end of year                     $(1,194,421)     $(1,189,556)
                                             ============     ============

The accompanying notes are an integral part of the financial statements.



                       CLARION HOUSE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (SEE ACCOUNTANTS' COMPILATION REPORT)
                                   (UNAUDITED)



                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                                                1996           1995
                                                                                ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                                             $     7,087     $   119,957
   Cash paid to suppliers and employees                                        (116,380)       (396,955)
   Miscellaneous income received                                                 91,193               -
   Interest income received                                                           -             673
                                                                            ------------    ------------
               Net cash to operating activities                                 (18,100)       (276,325)

CASH FLOWS FROM FINANCING ACTIVITIES -
   Proceeds from long term debt                                                  17,000          55,715
                                                                            ------------    ------------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                              (1,100)       (220,610)

CASH AND CASH EQUIVALENTS:
   Balance - January 1                                                            1,119         221,729
                                                                            ------------    ------------

   Balance - December 31                                                    $        19     $     1,119
                                                                            ============    ============


                      RECONCILIATION OF NET LOSS TO NET CASH TO OPERATING ACTIVITIES

   NET LOSS                                                                 $    (4,865)    $  (464,062)
   Adjustments -
      Depreciation                                                                8,445               -
   Changes in assets and liabilities:
      Decrease (Increase) in accounts receivable                                  7,087          (1,233)
      Decrease in inventory                                                      33,347          62,621
      Decrease in prepaid expenses                                               15,357          21,501
      Increase (decrease) in accounts payable and
         accrued expenses                                                       (77,471)        104,848
                                                                            ------------    ------------

NET  CASH TO OPERATING ACTIVITIES                                           $   (18,100)    $  (276,325)
                                                                            ============    ============

The accompanying notes are an integral part of the financial statements.

                       CLARION HOUSE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                      (SEE ACCOUNTANTS' COMPILATION REPORT)
                                   (UNAUDITED)

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

               PRINCIPLES OF CONSOLIDATION

               The accompanying consolidated financial statements include the results of operations of Clarion House, Inc. and Insecta Sales, Inc. its wholly owned subsidiary, for the years ended December 31, 1996 and 1995. All significant intercompany activities between Clarion House, Inc. and its wholly-owned subsidiary have been eliminated in consolidation.

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

                       CLARION HOUSE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1996
                      (SEE ACCOUNTANTS' COMPILATION REPORT)
                                   (UNAUDITED)


NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIE - CONTINUED:

               INCOME TAXES

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

                       CLARION HOUSE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1996
                      (SEE ACCOUNTANTS' COMPILATION REPORT)
                                   (UNAUDITED)



 NOTE 3 -      FEDERAL INCOME TAX - CONTINUED:

               The Company's total deferred tax asset and deferred tax asset valuation allowances resulting from net operating loss carryforwards at December 31, 1996 and 1995 are as follows:

                                                              1996           1995
                                                          ------------   ------------

               Total deferred tax assets                  $   292,700    $   291,000
               Less valuation allowance                       292,700        291,000
                                                          ------------   ------------

               Total deferred tax assets (current)        $         -    $         -
                                                          ============   ============

               Future profits are not reasonably expected to be generated. Therefore, a valuation allowance has been recorded. For tax return purposes, the Company has approximately $860,900 and $856,000 of net operating loss carryforwards as of December 31, 1996 and 1995. The net operating loss carryforwards expire as follows:

                 2006                                 $    24,300
                 2007                                      14,100
                 2008                                      43,400
                 2009                                     310,100
                 2010                                     464,100
                 2011                                       4,900
                                                      ------------
                                                      $   860,900
                                                      ============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Inapplicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         (a)  Identify Directors and Executive Officers.
              ------------------------------------------

         The directors and executive officers of the Company are as follows:





NAME                          AGE         POSITION
- ---------------------      ---------    ----------------------------------------

Troy D. Wiseman               32        Chairman, Chief Executive Officer and
                                        Director

Brian C. Manoogian            49        Director

R. Townley Rose, Jr.          44        Executive Vice President and Director

Robert C. Copple              44        Vice President - Finance



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

         Inapplicable.


(d)      Involvement in Certain Legal Proceedings.
         -----------------------------------------

         Inapplicable.


(e)      Compliance with Section 16(a) of the Exchange Act.
         --------------------------------------------------

         No person was subject to Section 16 of the Exchange Act with respect to the Company and failed to file a report required by Section 16(a) on a timely basis during the most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

         No person received any compensation for services rendered to the Company during the fiscal year ended December 31, 1996.

         Compensation Pursuant to Plans.
         -------------------------------

         There were no grants or awards of stock options or stock appreciation rights to any named executive officer during the fiscal year ended December 31, 1996. In addition, during the fiscal year ended December 31, 1996 there were no options or stock appreciation rights exercised by, nor any long term incentive plan awards made to, any named executive officer.

         Compensation of Directors.
         --------------------------

         Directors of the Company are not compensated for any services provided as a director.

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


Shareholder                                 Shares             Percent
- ---------------------------------------   ---------------   -------------

Brian C. Manoogian                            950,000            9.6%

Troy D. Wiseman(1)                          1,858,029           18.7%

R. Townley Rose, Jr.                        1,200,000           12.1%

Robert C. Copple(2)                           145,000            1.5%

Bryan C. Cressey                            1,000,000           10.1%

Terence M. Graunke                          1,000,000           10.1%

Robert J. Skandalaris(3)                    1,424,255           14.3%

All Executive Officers and Directors        4,153,029           41.8%
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


Signature                               Title                     Date
- ---------                               -----                     ----


/s/ Troy D. Wiseman             Chief Executive Officer       September 24, 1998
- ------------------------        Chairman of the Board of
Troy D. Wiseman                 Directors



/s/ R. Townley Rose, Jr.        Executive Vice-President      September 24, 1998
- ------------------------        and Director
R. Townley Rose, Jr.


/s/ Brian C. Manoogian          Director                      September 24, 1998
- ------------------------
Brian C. Manoogian



/s/ Robert C. Copple            Executive Vice-President      September 24, 1998
- ------------------------        Finance
Robert C. Copple