Form 10KSB
period 1997-12-31
CLARION HOUSE INC
filed 1998-10-01
CIK 835409

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from             to
                                        -----------    ----------

Commission File Number:   0-24690
                       ------------

                               CLARION HOUSE, INC.
           ----------------------------------------------------------
                 (Name of small business issuer in its charter)


           Nevada                                              91-1407411
- -------------------------------                          -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

         1901 North Roselle Road, Suite 1030, Schaumburg, Illinois 60195
         ---------------------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number:    (847) 490-5977
                           --------------------

Securities registered under Section 12(b) of the Exchange Act:  None
                                                               -------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 Par Value
                       -----------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    No X
   ---   ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

         State issuer's revenues for its most recent fiscal year. $3,264,022.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $1,845,924 (based upon the average bid and asked price as of September 24, 1998).

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 27, 1998, 9,933,657 shares of common stock were issued and outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE:

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

         Following consummation of the Plan, the Company, through Insecta, engaged in the distribution of Insecta(R) products to the consumer, industrial, commercial and agricultural markets primarily in the United States. The Company never achieved sufficient revenues to support its operations. As a result, the Company lost its license rights to the insecticidal coating technology and the Insecta(R) trademark in December 1995 due to the non-payment of royalties.

         As of December 31, 1995, the Company had no active operations.

         On April 22, 1996, the Company entered into an Agreement and Plan of Reorganization and Corporate Separation (the "Reorganization") with exchanging stockholders of the Company. Pursuant to the Reorganization which was not actually consummated until December 1997, the exchanging stockholders exchanged all of their Company common stock (an aggregate of 800,000) for all of the issued and outstanding common stock of Insecta Sales & Research, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company. The Company had no active operations during 1997.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company had no real property interests during fiscal 1997.


ITEM 3.  LEGAL PROCEEDINGS

         Inapplicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Inapplicable.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)      Market Information.
         -------------------

         The Company's common stock, $.01 par value per share (the "Common Stock"), is traded in the over-the-counter market, however, there is no established public trading market and reliable high and low bid quotations are not available. The nominal volume of the trading and price do not reflect any significant market. All references to Common Stock in this report reflect the April 1996 one-for-five reverse split.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: The statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking in time and involve risks and uncertainties, including the risks associated with plans, the effect of changing economic conditions, availability of sufficient working capital, market acceptance, unanticipated delays in product development, and other factors detailed elsewhere in this report.

GENERAL

         From mid-1995 to December 31, 1997, the Company had no active operations. On December 31, 1997, the Company consummated the acquisition of Clarion Plastics, Inc., formerly known as Triangle Plastics, Inc., an Ohio corporation ("Clarion Plastics"). As a result of the acquisition, the Company became a holding company for one wholly-owned operating subsidiary. Clarion Plastics is a manufacturer of injection molded thermoplastics.

         The Company's pro forma results of operations for the fiscal year ended December 31, 1997, including the revenues of Clarion Plastics as if such acquisition occurred on January 1, 1997, were $3,264,022 with a net loss of $795,298. As of December 31, 1997, the Company had a deficit in its working capital of $166,392.

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

         During the next twelve months, the Company anticipates incurring approximately $6,500,000 in expenditures for the acquisition of capital equipment

         No meaningful comparison can be made to the fiscal year ended December 31, 1996 in that during that period the Company had operations. Activities for 1995 are similarly non-comparable.

ITEM 7.  FINANCIAL STATEMENTS


                       CLARION HOUSE, INC. AND SUBSIDIARY

                                  - CONTENTS -

                                                                    PAGE NUMBER
                                                                    -----------

Independent Auditors' Report                                             7

Financial Statements:

    Consolidated Balance Sheet                                           8

    Consolidated Statement of Operations                                 9

    Consolidated Statement of Changes in Stockholder's Deficit          10

    Consolidated Statement of Cash Flows                               11-12

    Notes to Consolidated Financial Statements                         13-30

                                                               December 31, 1997

                          Independent Auditors' Report
                          ----------------------------

To the Board of Directors
Clarion House, Inc.  and Subsidiary
Schaumburg, Illinois

We have audited the accompanying consolidated balance sheet of CLARION HOUSE, INC. AND SUBSIDIARY (A NEVADA CORPORATION) as of December 31, 1997, and the related consolidated statements of operations, changes in stockholder's deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

Except as discussed in the following paragraph, we conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We did not observe the taking of the physical inventories taken as of December 31, 1996 since that date was prior to our initial engagement as auditors for the Company. We were unable to satisfy ourselves about inventory quantities by means of other auditing procedures.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to observe the physical inventory taken as of December 31, 1996, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of CLARION HOUSE INC. AND SUBSIDIARY (A NEVADA CORPORATION) as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

PERRIN, FORDREE & COMPANY, P.C.

/s/ Perrin, Fordree & Company

April 16, 1998

                       CLARION HOUSE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1997

                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash and cash equivalents                                      $      10,265
   Accounts receivable - trade, less
      allowance of $3,580 for doubtful
      accounts                                                          327,768
   Inventories                                                          259,663
   Refundable federal tax                                                 1,048
                                                                  --------------
        Total current assets                                            598,744

PROPERTY AND EQUIPMENT - At cost:
   Machinery and equipment                     $   1,253,121
   Vehicles                                           25,955
   Furniture and fixtures                             47,359
   Leasehold improvements                             17,021
                                               --------------
                                                   1,343,456
   Less accumulated depreciation                     919,267            424,189
                                               --------------

OTHER ASSETS:
   Deposits                                                               1,000
   Deferred tax asset                                                    35,200
   Goodwill                                                             230,849
                                                                  --------------
                                                                  $   1,289,982
                                                                  ==============

                      LIABILITIES AND STOCKHOLDER'S DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
   Line-of-credit                                                 $     213,728
   Current portion of long-term debt                                     90,443
   Current portion of obligations
      under capital leases                                               17,379
   Accounts payable - trade                                             398,423
   Accrued expenses:
      Payroll and taxes                        $      23,903
      Vacation                                         6,120
      Interest                                         1,503
      Workers' compensation                            4,629
      Other                                            5,670             41,825
                                               --------------
   Officers' loan                                                         3,338
                                                                  --------------
        Total current liabilities                                       765,136

DEFERRED TAX LIABILITY                                                    1,300

LONG-TERM DEBT                                                          419,391

OBLIGATIONS UNDER CAPITAL LEASES                                         51,211
                                                                  --------------
                                                                      1,237,038
STOCKHOLDER'S DEFICIT:
   Common stock - .01 par value:
      Authorized - 10,000,000 shares
      Outstanding - 5,465,000 shares
      Issued - 5,165,000 shares                       51,650
   Additional paid-in capital                      1,512,661
   Accumulated deficit                            (1,511,367)            52,944
                                               --------------     --------------

                                                                  $   1,289,982
                                                                  ==============

    The accompanying notes are an integral part of the financial statements.


                       CLARION HOUSE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                       1997            1996
                                                       ----            ----

SALES                                            $   3,264,022     $     121,190

COST OF SALES                                        3,011,991           117,797
                                                 --------------    --------------
GROSS PROFIT                                           252,031             3,393

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                          1,091,673           468,128
                                                 --------------    --------------
LOSS FROM OPERATIONS                                  (839,642)         (464,735)

OTHER OPERATING INCOME (EXPENSE):
   Interest income (expense)                           (74,301)              673
   Forgiveness of debt                                   6,472                -
   Gain on sale of assets                                  247                -
                                                 --------------    --------------
                                                       (67,582)              673
                                                 --------------    --------------
LOSS BEFORE INCOME TAXES                              (907,224)         (464,062)

DEFERRED INCOME TAX BENEFIT                             13,948                -
                                                 --------------    --------------
CONSOLIDATED NET LOSS                                 (893,276)         (464,062)

PREACQUISITION SUBSIDIARY LOSS                          97,978                -
                                                 --------------    --------------
NET LOSS                                         $    (795,298)         (464,062)
                                                 ==============    ==============
NET LOSS PER SHARE                               $        (.20)    $          -
                                                 ==============    ==============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                         3,913,480                -
                                                 ==============    ==============

    The accompanying notes are an integral part of the financial statements.


                       CLARION HOUSE, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                             ADDITIONAL
                                             COMMON            PAID-IN         ACCUMULATED
                                              STOCK            CAPITAL           DEFICIT            TOTAL
                                         --------------    --------------    --------------    --------------
BALANCE - December 31, 1996              $      15,229     $     922,894     $    (657,274)    $     280,849

NET LOSS - 1997                                      -                 -          (795,298)         (795,298)

SPIN-OFF OF INSECTA SALES, INC.                 (8,000)           75,047           (58,795)            8,252

ISSUANCE OF COMMON STOCK
    FOR SERVICES RENDERED                       14,642           131,784                 -           146,426

ISSUANCE OF COMMON STOCK
    RELATING TO EMPLOYMENT
    AGREEMENTS                                   1,000            24,000                 -            25,000

ISSUANCE OF COMMON STOCK
    VIA CANCELLATION OF NOTES
    PAYABLE                                      9,579            63,136                 -            72,715

PURCHASE OF TRIANGLE PLASTICS,
    INC.  COMMON STOCK                           2,500            60,000                 -            62,500

ISSUANCE OF COMMON STOCK
    TO COMPANY FOUNDERS FOR
    SERVICES RENDERED                           11,000            99,000                 -           110,000

COMMON STOCK SOLD IN
    PRIVATE PLACEMENT                            5,700           136,800                 -           142,500
                                         --------------    --------------    --------------    --------------

BALANCE - December 31, 1997              $      51,650     $   1,512,661     $  (1,511,367)    $      52,944
                                         ==============    ==============    ==============    ==============

    The accompanying notes are an integral part of the financial statements.


                       CLARION HOUSE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      YEAR ENDED DECEMBER 31,
                                                       1997             1996
                                                       ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                  $   3,556,665     $       7,087
   Cash paid to suppliers and employees             (3,912,152)         (116,380)
   Interest received (paid)                            (74,301)               -
   Net miscellaneous                                       248            91,193
                                                 --------------    --------------

          Net cash to operating activities       $    (429,540)    $     (18,100)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash purchases of equipment                         (53,966)               -
   Spin-off of subsidiary                                8,252                -
   Acquisition of subsidiary                           (62,500)               -
                                                 --------------    --------------

          Net cash to investing activities            (108,214)               -

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings from line-of-credit                   14,384            17,000
   Borrowings from long-term debt                      575,836                -
   Payments on long-term debt                         (620,794)               -
   Payment of obligations under
      capital leases                                   (16,481)               -
   Common stock issued                                 559,141                -
                                                 --------------    --------------
          Net cash from financing activities           512,086            17,000
                                                 --------------    --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS              (25,668)           (1,100)

CASH AND CASH EQUIVALENTS:
   BALANCE - January 1                                  35,933             1,119
                                                 --------------    --------------
   BALANCE - December 31                         $      10,265     $          19
                                                 ==============    ==============

    The accompanying notes are an integral part of the financial statements.

                       CLARION HOUSE, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED


         RECONCILIATION OF NET LOSS TO NET CASH TO OPERATING ACTIVITIES
         --------------------------------------------------------------

                                                         YEAR ENDED DECEMBER 31,
                                                         1997              1996
                                                         ----              ----
NET LOSS                                         $    (795,298)   $          -
   Adjustments:
      Depreciation and amortization              $     140,074    $       8,445
      Gain on sale of fixed assets                        (247)              -
      Preacquisition subsidiary net loss               (97,978)              -
   Changes in operating assets and liabilities
      which increase (decrease) cash flow:
      Accounts receivable                              292,642            7,087
      Inventories                                      (40,377)          33,347
      Prepaid expenses                                     223           15,357
      Increase in refundable federal tax                (1,048)              -
      Deferred tax asset                               (14,200)              -
      Accounts payable and accrued expenses             98,193          (77,471)
      Deposits                                         (10,324)              -
      Officers loan payable                             (2,500)              -
      Deferred tax liability                             1,300               -
                                                 --------------   --------------

NET CASH TO OPERATING ACTIVITIES                 $    (429,540)   $     (18,100)
                                                 ==============   ==============

    The accompanying notes are an integral part of the financial statements.

                       CLARION HOUSE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

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

               PRINCIPLES OF CONSOLIDATION
               ---------------------------

               At the close of business on December 31, 1997, Clarion House, Inc. purchased all of the outstanding common stock of Triangle Plastics, Inc. Upon consummation of this transaction, the former sole stockholder of Triangle Plastics, Inc. became the holder of a minority share of the common stock of the Company. Accordingly, the transaction has been accounted for as a purchase of Triangle Plastics, Inc. by Clarion House, Inc. as of December 31, 1997. The accompanying consolidated financial statements include the results of operations of Clarion House, Inc. and Triangle Plastics, Inc. for the year ended December 31, 1997. All significant intercompany activities between Clarion House, Inc. and its wholly-owned subsidiary have been eliminated in consolidation.

               BUSINESS ACTIVITY
               -----------------

               Clarion House, Inc.  is a holding company.

               Triangle Plastics, Inc (the Subsidiary) was incorporated in Ohio during 1984. The Subsidiary manufactures a variety of plastic items to various industries.

               FINANCIAL STATEMENT PRESENTATION
               --------------------------------

               The financial statements of Clarion House, Inc. as of the year ended December 31, 1996 were unavailable and have not been generated. However, the Company had no significant operations during the year. Thus, the exclusion of those financial statements have no significant effect.

                       CLARION HOUSE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1997


      NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED:

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

                       CLARION HOUSE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1997


      NOTE 2 - INVENTORIES:

               The various components of inventories are summarized as follows:

                 Work in process                                      $  11,423
                 Packaging material                                       2,715
                 Raw material                                           123,762
                 Repair parts                                            31,652
                 Finished goods                                          90,111
                                                                      ----------

                                                                      $ 259,663
                                                                      ==========

      NOTE 3 - LINE OF CREDIT:

               At December 31, 1996, the Company had drawn $213,728 under lines-of-credit agreements with a bank. The agreements allow maximum borrowings of $275,000 at December 31, 1997. Interest is either at prime-based or quoted rate. At December 31, 1997 interest on borrowings was 9.25%. The line-of-credit is secured by accounts receivable, inventory and equipment.

      NOTE 4 - LONG-TERM DEBT:

               Long-term debt consists of the following:

               Note payable - bank, in monthly installments
               of $8,108, plus interest at 9.75% per annum.
               The note is secured by all accounts receivable,
               inventory and equipment.  Note is due
               September 2002.                                        $ 365,160

               Note payable- bank, in monthly installments of
               $634, at variable interest not to exceed 25%
               per annum. Interest at December 31, 1997 was
               9.50%. The note is secured by equipment.
               Note is due August 2002.                                  28,504

                       CLARION HOUSE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1997

      NOTE 4 - LONG-TERM DEBT - CONTINUED:

               Note payable in monthly installments of
               $2,995 at interest of 9.00% per annum.  The
               note is secured by all accounts receivable, inventory
               and equipment.  Note is due October 2001                 116,170
                                                                      ----------
                                                                        509,834
               Less current portion of long-term debt                    90,443
                                                                      ----------
               Long-term debt                                         $ 419,391
                                                                      ==========
               Maturities of long-term debt are as follows:

               Year ending December 31:

                 1998                                                 $  90,443
                 1999                                                   104,612
                 2000                                                   114,836
                 2001                                                   120,049
                 2002                                                    79,894
                                                                      ----------
                                                                      $ 509,834
                                                                      ==========

      NOTE 5 - LEASES:

               The Company leases a building on a month to month basis. Under the leasing arrangements the Company pays $6,500 per month. Total rental expense under the operating lease was $78,000 during 1997.

               The Company also leases equipment under operating leases. Future minimum lease payments required under the leases are as follows:

                 1998                                                 $  35,520
                 1999                                                    29,600
                                                                      ----------

                 Total minimum lease payments                         $  65,120
                                                                      ==========

               The Company also leases property under capital leases expiring in years through 2001. The assets and liabilities under capital leases are recorded at the lower of the minimum lease payments or the fair value of the equipment.

                       CLARION HOUSE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1997

      NOTE 5 - LEASES - CONTINUED:

               Minimum lease payments under capital leases are as follows:

                 1998                                                 $  17,379
                 1999                                                    19,016
                 2000                                                    20,808
                 2001                                                    11,387
                                                                      ----------
                 Total minimum lease payments                            68,590
                 Less current portion                                    17,379
                                                                      ----------
                                                                      $  51,211
                                                                      ==========

      NOTE 6 - FEDERAL INCOME TAX:

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

               TRIANGLE PLASTICS, INC.
               -----------------------

               The Company's total deferred tax assets, deferred tax liabilities, and deferred tax asset valuation allowances at December 31, 1997 are as follows:

                 Total deferred tax assets                            $  35,200
                 Less valuation allowance                                     -
                                                                      ----------

                 Total deferred tax assets (current)                  $  35,200
                                                                      ==========

                 Total deferred tax liabilities (noncurrent)          $   1,300
                                                                      ==========

                       CLARION HOUSE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1997

      NOTE 6 - FEDERAL INCOME TAX - CONTINUED:

               The deferred tax assets have been recorded based on accrued vacation and a net operating loss carryforward.

               The deferred tax liability is based on the book-tax depreciation difference. Management does not deem a valuation allowance necessary due to expected profits in future years.

               For tax return purposes, the Company has approximately $234,000 of net operating loss carryforwards as of December 31, 1997, which expire in the year 2012.

               The federal income tax benefit was calculated as follows for December 31, 1997:

                 Deferred tax provision                               $ (12,900)
                 Refundable federal tax                                  (1,048)
                                                                      ----------

                                                                      $ (13,948)
                                                                      ==========
               CLARION HOUSE, INC.
               -------------------

               The Company's total deferred tax asset relating to net operating loss carryforwards as of December 31, 1997 are as follows:

                 Total deferred tax asset                            $  377,000
                 Less valuation allowance                              (377,000)
                                                                     -----------

                 Total deferred tax asset                            $        -
                                                                     ===========

               Future profits are not reasonably expected to be generated. Therefore, a valuation allowance has been recorded. For tax return purposes, the Company has approximately $1,110,000 of net operating loss carryforwards as of December 31, 1997 which expire in the year 2012.

                       CLARION HOUSE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1997

      NOTE 7 - STOCK OPTIONS:

               On December 31, 1997, the Company granted the following stock options to various persons in key management positions:

               NUMBER OF SHARES          EXERCISE PRICE          EXPIRATION DATE

                      50,000                  $  .824             March 31, 1999
                     150,000                    1.00              March 31, 1998
                     100,000                    1.00              March 31, 1999

               The fair value of each option granted based on the Black-Scholes Model as of the grant date is negligible. Therefore, no compensation expense has been recorded. The following assumptions were made in estimating fair value:

               Risk-free interest rate                            5.5% and 5.64%
               Expected life                                 1.25 and 2.25 years
               Expected volatility                                           20%
               Dividend yield                                                 0%

      NOTE 8 - EMPLOYEE BENEFIT PLAN:

               The Company maintains a retirement plan for its employees governed under Section 401(k) of the Internal Revenue Code. The Plan requires the Company to make certain minimum contributions and permits additional discretionary contributions. Expense for 1997 amounted to $5,173.

      NOTE 9 - MAJOR CUSTOMER:

               During 1997, the Company lost a major customer, sales to which exceeded 20% of the Company's revenues. Revenues from sales to this customer were approximately $1,861,000 and $613,000 for the years ended December 31, 1997 and 1996, respectively. The Company had an accounts receivable balance from this customer of approximately $509,000 and $290,000 as of December 31, 1997 and 1996, respectively. This customer also provided 20% of the Company's supplies.

               The financial impact of the above is undetermined.

                       CLARION HOUSE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1997

     NOTE 10 - SPIN-OFF OF SUBSIDIARY:

               Effective December 18, 1997, the Company spun off its subsidiary Insecta- Sales, Inc. The transaction was accomplished by delivering the stock of Insecta-Sales, Inc. to the holders of 1,000,000 post-split shares of common stock of Clarion House, Inc.

     NOTE 11 - BUSINESS ACQUISITION:

               On December 31, 1997, Clarion House, Inc. acquired the common stock of Triangle Plastics, Inc. Clarion House, Inc. issued 250,000 shares of its $.01 par value common stock at $.25 per share ($62,500 total purchase price) in exchange for all of the outstanding common stock of Triangle Plastics, Inc. The acquisition was recorded using the purchase method of accounting and has been reflected in the accompanying consolidated financial statements accordingly. Goodwill amounting to $230,849 has been recorded during the elimination process and will be amortized over 15 years beginning January 1, 1998.

               The financial statements of Triangle Plastics, Inc. for the two years immediately preceding the transaction are shown in Notes 13 and 14. No proforma consolidated financial information for the year ended December 31, 1996 has been presented because Clarion House, Inc. had no significant operations at the time of the purchase.

     NOTE 12 - SUBSEQUENT EVENT:

               Subsequent to December 31, 1997, the name of the Subsidiary was changed to Clarion Plastics Technologies, Inc.

                       CLARION HOUSE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1997

     NOTE 13 - TRIANGLE PLASTICS, INC. FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1997:

                             TRIANGLE PLASTICS, INC.
                                  BALANCE SHEET

                                DECEMBER 31, 1997

                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash and cash equivalents                                      $      10,265
   Accounts receivable - trade, less allowance of
      $3,580 for doubtful
      accounts                                                          327,768
   Inventories                                                          259,663
   Refundable federal tax                                                 1,048
                                                                  --------------
       Total current assets                                             598,744

PROPERTY AND EQUIPMENT - At cost:
   Machinery and equipment                    $   1,253,121
   Vehicles                                          25,955
   Furniture and fixtures                            47,359
   Leasehold improvements                            17,021
                                              --------------
                                                  1,343,456
   Less accumulated depreciation                    919,267             424,189
                                              --------------

OTHER ASSETS:
   Deposits                                                               1,000
   Deferred tax asset                                                    35,200
                                                                  --------------
                                                                  $   1,059,133
                                                                  ==============

                      LIABILITIES AND STOCKHOLDER'S DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
   Line-of-credit                                                 $     213,728
   Current portion of long-term debt                                     90,443
   Current portion of obligations
      under capital leases                                               17,379
   Accounts payable - trade                                             388,867
   Accrued expenses:
      Payroll and taxes                       $      23,903
      Vacation                                        6,120
      Interest                                        1,503
      Workers' compensation                           4,629
      Other                                           5,670              41,825
                                              --------------
   Officers' loan                                                         3,338
                                                                  --------------
       Total current liabilities                                        755,580

DEFERRED TAX LIABILITY                                                    1,300

LONG-TERM DEBT                                                          419,391

OBLIGATIONS UNDER CAPITAL LEASES                                         51,211
                                                                  --------------
       Total  liabilities                                             1,227,482

STOCKHOLDER'S DEFICIT:
   Common stock - no par value:
      Authorized - 500 shares
      Issued and outstanding - 49 shares                125
   Additional paid-in capital                         2,125
   Accumulated deficit                             (170,599)           (168,349)
                                              --------------       -------------
                                                                   $  1,059,133
                                                                   =============

                       CLARION HOUSE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1997

     NOTE 13 - TRIANGLE PLASTICS, INC. FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1997 - CONTINUED:

                             TRIANGLE PLASTICS, INC.
                             STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1997

SALES                                            $   3,264,022           100.0%

COST OF SALES                                        3,011,991            92.3
                                                 --------------          -------

GROSS PROFIT                                           252,031             7.7

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                            289,903             8.9
                                                 --------------          -------

LOSS FROM OPERATIONS                                   (37,872)           (1.2)

OTHER OPERATING INCOME (EXPENSE):
   Interest expense                                    (74,301)           (2.3)
   Gain on sale of assets                                  247               -
                                                 --------------          -------

                                                       (74,054)           (2.3)
                                                 --------------          -------
LOSS BEFORE INCOME TAXES                              (111,926)           (3.5)

DEFERRED INCOME TAX BENEFIT                             13,948              .4
                                                 --------------          -------

NET LOSS                                         $     (97,978)           (3.1)%
                                                 ==============          =======

NET LOSS PER SHARE                               $    1,999.55
                                                 ==============

AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                 49
                                                 ==============

                       CLARION HOUSE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1997

     NOTE 13 - TRIANGLE PLASTICS, INC. FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1997 - CONTINUED:

                             TRIANGLE PLASTICS, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                             ADDITIONAL
                                             COMMON            PAID-IN         ACCUMULATED
                                              STOCK            CAPITAL           DEFICIT            TOTAL
                                         --------------    --------------    --------------    --------------
BALANCE - December 31, 1996              $         125     $       2,125     $     (72,621)    $     (70,371)

NET LOSS - 1997                                      -                 -           (97,978)          (97,978)
                                         --------------    --------------    --------------    --------------

BALANCE - December 31, 1997              $         125     $       2,125     $    (170,599)    $    (168,349)
                                         ==============    ==============    ==============    ==============

                       CLARION HOUSE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1997

     NOTE 13 - TRIANGLE PLASTICS, INC. FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1997 - CONTINUED:

                             TRIANGLE PLASTICS, INC.
                             STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                $   3,139,990
   Cash paid to suppliers and employees           (3,063,280)
   Interest paid                                     (74,301)
   Net miscellaneous                                     248
                                               --------------
       Net cash from operating activities                        $        2,657

CASH FLOWS FROM INVESTING ACTIVITIES -
   Cash purchases of equipment                                          (53,966)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings from line-of-credit                 14,384
   Borrowings from long-term debt                    575,836
   Payments on long-term debt                       (548,079)
   Payment of obligations under
      capital leases                                 (16,481)
                                               --------------
       Net cash from financing activities                                25,660
                                                                  --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                               (25,649)

CASH AND CASH EQUIVALENTS:
   BALANCE - January 1                                                   35,914
                                                                  --------------

   BALANCE - December 31                                          $      10,265
                                                                  ==============

                       CLARION HOUSE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1997

     NOTE 13 - TRIANGLE PLASTICS, INC. FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1997 - CONTINUED:

                             TRIANGLE PLASTICS, INC.
                       STATEMENT OF CASH FLOWS - CONTINUED
                          YEAR ENDED DECEMBER 31, 1997

        RECONCILIATION OF NET LOSS TO NET CASH FROM OPERATING ACTIVITIES
        ----------------------------------------------------------------

NET LOSS                                                          $     (97,978)
   Adjustments:
      Depreciation                                $     138,754
      Gain on sale of fixed assets                         (247)
   Changes in operating assets and liabilities
      which increase (decrease) cash flow:
      Accounts receivable                              (124,033)
      Inventories                                       (40,377)
      Prepaid expenses                                      223
      Increase in refundable federal tax                 (1,048)
      Deferred tax asset                                (14,200)
      Accounts payable and accrued expenses             153,087
      Deposits                                          (10,324)
      Officers loan payable                              (2,500)
      Deferred tax liability                              1,300         100,635
                                                  --------------  --------------

NET CASH FROM  OPERATING ACTIVITIES                               $       2,657
                                                                  ==============

                       CLARION HOUSE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1997

     NOTE 14 - TRIANGLE PLASTICS, INC. FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1996:

                             TRIANGLE PLASTICS, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1996

                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash and cash equivalents                                      $      35,915
   Accounts receivable - trade, less allowance
      of $110,000 for doubtful accounts                                 193,258
   Inventories                                                          219,286
   Deferred income tax asset                                             21,000
   Prepaid expenses                                                         848
                                                                  --------------
       Total current assets                                             470,307

PROPERTY AND EQUIPMENT - At cost:
   Machinery and equipment                       $   1,215,787
   Vehicles                                             25,955
   Furniture and fixtures                               30,727
   Leasehold improvements                               17,021
                                                 --------------
                                                     1,289,490
   Less accumulated depreciation                       789,756          499,734
                                                 --------------
OTHER ASSETS -
   Deposits                                                               1,000
                                                                  --------------
                                                                  $     971,041
                                                                  ==============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT
                          -------------------------------------

CURRENT LIABILITIES:
   Line-of-credit                                                 $     107,113
   Current portion of long-term debt                                     94,987
   Current portion of obligations
      under capital leases                                               16,480
   Accounts payable - trade                                             194,481
   Accrued expenses:
      Payroll and taxes                          $      25,820
      Vacation                                           5,565
      Interest                                           1,638
      Workers' compensation                             24,962
      Other                                             16,617           74,602
                                                 --------------
   Officers' loan                                                         5,838
                                                                  --------------
       Total current liabilities                                        493,501

LONG-TERM DEBT                                                          479,321

OBLIGATIONS UNDER CAPITAL LEASES                                         68,590
                                                                  --------------
                                                                      1,041,412

STOCKHOLDERS' DEFICIT:
   Common stock - no par value:
      Authorized - 500 shares
      Issued and outstanding -
        49 shares                                          125
   Additional paid-in capital                            2,125
   Accumulated deficit                                 (72,621)         (70,371)
                                                 --------------   --------------
                                                                  $     971,041
                                                                  ==============

                       CLARION HOUSE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1997

     NOTE 14 - TRIANGLE PLASTICS, INC. FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1996 - CONTINUED:

                             TRIANGLE PLASTICS, INC.
                               STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 1996

SALES                                               $3,036,548           100.0%

COST OF SALES                                        2,539,133            83.6
                                                 --------------          -------
GROSS PROFIT                                           497,415            16.4

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                            385,340            12.7
                                                 --------------          -------

PROFIT FROM OPERATIONS                                 112,075             3.7

OTHER OPERATING EXPENSE:
   Interest                                            (70,658)           (2.3)
   Loss on sale of assets                               (2,050)            (.1)
                                                 --------------          -------
                                                       (72,708)           (2.4)
                                                 --------------          -------
INCOME BEFORE INCOME TAXES                              39,367             1.3

INCOME TAXES:
   Federal:
      Deferred                                          (3,000)            (.1)
      Current                                            5,000              .2
                                                 --------------          -------
                                                         2,000              .1
                                                 --------------          -------
NET INCOME                                       $      37,367             1.2%
                                                 ==============          =======

NET INCOME PER SHARE                             $      762.59
                                                 ==============

AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                       49
                                                 ==============

                       CLARION HOUSE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1997

     NOTE 14 - TRIANGLE PLASTICS, INC. FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1996 - CONTINUED:

                             TRIANGLE PLASTICS, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                                         ADDITIONAL
                                          COMMON           PAID-IN        ACCUMULATED
                                          STOCK            CAPITAL           DEFICIT            TOTAL
                                     --------------    --------------    --------------    --------------
BALANCE - December 31, 1995          $         125     $       2,125     $    (109,988)    $    (107,738)

NET INCOME - 1996                                -                 -            37,367            37,367
                                     --------------    --------------    --------------    --------------

BALANCE - December 31, 1996          $         125     $       2,125     $     (72,621)    $     (70,371)
                                     ==============    ==============    ==============    ==============

                       CLARION HOUSE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1997

     NOTE 14 - TRIANGLE PLASTICS, INC. FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1996 - CONTINUED:

                             TRIANGLE PLASTICS, INC.
                             STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                  $   3,014,183
   Cash paid to suppliers and employees             (2,866,173)
   Interest paid                                       (70,658)
   Income taxes paid                                    (5,001)
                                                 --------------
       Net cash from operating activities                         $      72,351

CASH FLOWS FROM INVESTING ACTIVITIES -
   Purchases of equipment                                              (162,034)
                                                                  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings from line-of-credit                       80,626
   Payments to line-of-credit                          (33,500)
   Borrowings from long-term debt                      144,300
   Payments to long-term debt                          (76,082)
   Net payment to obligations under
      capital leases                                   (10,318)
                                                 --------------
       Net cash from financing activities                               105,026
                                                                  --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                15,343

CASH AND CASH EQUIVALENTS:
   Balance - January 1                                                   20,572
                                                                  --------------

   Balance- December 31                                           $      35,915
                                                                  ==============

                         SCHEDULE OF NON-CASH INVESTING
                         ------------------------------

EQUIPMENT PURCHASE UNDER CAPITAL LEASE                            $      95,388
                                                                  ==============

                       CLARION HOUSE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1997

     NOTE 14 - TRIANGLE PLASTICS, INC. FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1996 - CONTINUED:

                             TRIANGLE PLASTICS, INC.
                       STATEMENT OF CASH FLOWS - CONTINUED
                          YEAR ENDED DECEMBER 31, 1996

       RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES
       ------------------------------------------------------------------

NET INCOME                                                        $      37,367
      Adjustments:
      Depreciation                               $     126,152
      Gain on sale of fixed assets                       2,048          128,200
                                                 --------------
   Changes in assets and liabilities:
      Increase in accounts receivable                  (22,365)
      Increase in inventories                           (4,694)
      Decrease in prepaid expenses                      23,769
      Decrease in accounts payable and
         accrued expenses                              (91,783)
      Increase in deferred income taxes                 (3,000)
      Decrease in deposits                              10,695
      Increase in officer loan                          (5,838)         (93,216)
                                                 --------------   --------------

NET CASH FROM  OPERATING ACTIVITIES                               $      72,351
                                                                  ==============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Inapplicable.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)      Identify Directors and Executive Officers.
         ------------------------------------------

         The directors and executive officers of the Company are as follows:

                                              Positions
Name                       Age                and Offices
- ----                       ---                -----------
Troy D. Wiseman            32                 Chairman, Chief Executive Officer,
                                              and Director

Brian C. Manoogian         49                 Director

R. Townley Rose, Jr.       44                 Executive Vice President and
                                              Director

Robert C. Copple           44                 Vice President - Finance


TROY D. WISEMAN has been the Chairman and a Director of the Company since February 1998 and chief Executive Officer since April 1998. Mr. Wiseman is the principal founder and president of Invest L'Inc., a company specializing in providing financial consulting services and bridge financing to emerging growth companies preparing for an initial public offering. Mr. Wiseman also serves as the Manager of Invest L'Inc. Bridge Fund, LLC, a privately held investment fund which provides short term financing to both privately and publicly held companies. Mr. Wiseman is founder and President of Apportum Consulting Corp., a New York based business consulting firm currently specializing in assisting micro-cap companies in "going public" through reverse mergers. Mr. Wiseman was co-founder of CAMI'Z Inc., a publicly traded retail company where he served as a member of the Board of Directors and held various executive officer positions including Vice President, Chief Operating Officer, Chief Financial Officer and Secretary from 1987 to 1994. In 1994, CAMI'Z Inc. acquired Chauvin International, Ltd. by merger and became B.U.M. International, Inc.

BRIAN C. MANOOGIAN has been a Director of the Company since November 1997. From November 1997 to July 1998 he also served as President. Prior to joining the Company, Mr. Manoogian practiced corporate and business law for over 20 years in Michigan. Mr. Manoogian began his legal career as the Assistant Corporate Counsel of Masco Corporation, a position he held for three years; and has been a partner in small and medium size law firms. Mr. Manoogian received a Bachelors degree from the University of Michigan and a Juris Doctor from the Detroit College of Law.

R. TOWNLEY ROSE, JR. has been a Director of the Company since February 1998 and Executive Vice President since April 1998. Mr. Rose has over 26 years of experience as a sales representative in plastics and metal fabrication in numerous industries, with specialization in the heavy duty truck market.

ROBERT C. COPPLE has been the Vice President - Finance of the Company since December 1997. From May 1992 to December 1997, Mr. Copple was the Division Controller for the Plastics Division of Plastech (formerly Bryan Custom Plastics, a division of United Screw & Bolt Corporation). Prior to joining Plastech in 1992, Mr. Copple was the Diversified Products Controller for Aeroequip-Vickers (formerly Trinova Corporation). Mr. Copple began his career as a Certified Public Accountant with a firm located in Elkhart, Indiana. Mr. Copple has sixteen years of experience in the plastics industry.

         Directors serve terms of one year or until their successors are duly elected and qualified.


(b)      Identify Significant Employees.
         -------------------------------

         Inapplicable.


(c)      Family Relationships.
         ---------------------

         Inapplicable.


(d)      Involvement in Certain Legal Proceedings.
         ----------------------------------------

         Inapplicable.


(e)      Compliance with Section 16(a) of the Exchange Act.
         --------------------------------------------------

         No person was subject to Section 16 of the Exchange Act with respect to the Company and failed to file a report required by Section 16(a) on a timely basis during the most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

         None of the Company's officer's received compensation in excess of $100,000 during the fiscal year ended December 31, 1997. Prior to becoming the Company's President in November 1997, Brian C. Manoogian received a restricted stock grant as founder's shares valued at $35,000 during the fiscal year ended December 31, 1997. In addition, Mr. Manoogian received options to purchase 150,000 shares of the Company's Common Stock at an exercise price of $0.25 per share. During the fiscal year ended December 31, 1997, the Company issued options to purchase 50,000 shares of Company Common Stock to Robert Copple, the Vice President - Finance of the Company. However, during the fiscal year ended December 31, 1997 no options or stock appreciation rights were exercised by, nor any long term incentive plan awards made to, any named executive officer.

         COMPENSATION PURSUANT TO PLANS. During the fiscal year ended December 31, 1997 there were no options or stock appreciation rights exercised by, nor any long term incentive plan awards made to, any named executive officer.

         COMPENSATION OF DIRECTORS. Directors of the Company are not compensated for any services provided as a director.

         TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS.

         Inapplicable.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)      Security Ownership.
         -------------------

         The following table sets forth certain information regarding the ownership of the Company's Common Stock as of August 27, 1998 by: (i) each person who is known to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each of the Company's directors, executive officers and nominees for director; and (iii) all directors and officers of the Company as a group. Unless otherwise indicated below, the person or persons named have sole voting and dispositive power.

Shareholder                                 Shares                    Percent
- -----------                                 ------                    -------
Troy D. Wiseman (1)                         1,858,029                 18.7%

Brian C. Manoogian                            950,000                  9.6%

R. Townley Rose, Jr.                        1,200,000                 12.1%

Robert C. Copple (2)                          145,000                  1.5%

Bryan Cressey                               1,000,000                 10.1%

Terence M. Graunke                          1,000,000                 10.1%

Robert J. Skandalaris(3)                    1,424,255                 14.3%
All directors and executive
officers as a group (4 persons)             4,153,029                 41.8%

(1) Includes 799,444 shares held by Invest L'Inc. Bridge fund, LLC, a private investment fund for which Mr. Wiseman acts as Manager and holds an equity interest; 116,000 shares held by Apportum Consulting Corp., an entity of which Mr. Wiseman is an officer, director and the sole shareholder; 874,255 shares held by Mr. Wiseman's family trust; 20,000 shares held as custodian for Mr. Wiseman's children and 48,330 shares held by Invest L'Inc., an entity of which Mr. Wiseman is an officer, director and the sole shareholder.

(2) Includes 50,000 shares held in escrow pending satisfaction of certain earnings conditions pursuant to Mr. Copple's employment agreement with the Company.

(3) Includes 250,000 shares held as custodian for Mr. Skandalaris' children and 874,255 shares held by Invest L'Inc. Bridge Fund, LLC, a private investment fund in which Mr. Skandalaris holds an equity interest.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Inapplicable

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

                                              CLARION HOUSE, INC.



Dated:  September 30, 1998                    By: /S/ Troy D. Wiseman
                                                 -------------------------
                                                       Troy D. Wiseman,
                                                       Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                    Date
- ---------                                  -----                    ----


/S/ Troy D. Wiseman
- ------------------------------    Chief Executive Officer    September 30, 1998
Troy D. Wiseman                   Chairman of the Board of
                                  Directors



/S/ Brian C. Manoogian
- ------------------------------    Director                   September 30, 1998
Brian C. Manoogian



/S/ R. Townley Rose Jr.
- ------------------------------    Executive Vice President   September 30, 1998
R. Townley Rose, Jr.              and Director



/S/ Robert C. Copple
- ------------------------------    Vice President - Finance   September 30, 1998
Robert C. Copple