Form 10QSB
period 1998-06-30
CLARION HOUSE INC
filed 1998-10-01
CIK 835409

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

                                       or

[   ]    TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from               to
                                        -------------   -------------

Commission File Number:   0-24690
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


PART I - FINANCIAL INFORMATION                                              Page

  Item 1.  Financial Statements

           Consolidated Balance Sheets as of June 30, 1998
           (unaudited) and December 31, 1997...................................1

           Consolidated Statements of Earnings (unaudited) for the
           Three and Six Month Periods Ended June 30, 1998 and 1997............2

           Consolidated Statements of Cash Flows (unaudited) for the
           Six Month Periods Ended June 30, 1998 and 1997......................3

           Notes to Consolidated Interim Financial Statements..................4

  Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations............................................5

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings...................................................7

  Item 2.  Changes in Securities and Use of Proceeds...........................7

  Item 3.  Defaults Upon Senior Securities.....................................7

  Item 4.  Submission of Matters to a Vote of Security Holders.................7

  Item 5.  Other Information...................................................7

  Item 6.  Exhibits and Reports on Form 8-K....................................7



                               CLARION HOUSE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS
                                                         December 31,             June 30,
                                                             1997                   1998
                                                         -------------          -------------
CURRENT ASSETS
  Cash and cash equivalents                              $     10,265           $  1,940,782
  Accounts receivable, net                                    327,768                362,241
  Inventories                                                 259,663                299,498
  Prepaid tooling                                                   0                 83,742
  Prepaid expense                                                   0                 18,000
  Refundable federal tax                                        1,048                (21,772)
                                                         -------------          -------------

         Total Current Assets                                 598,744              2,682,491

PROPERTY, PLANT AND EQUIPMENT
  Land                                                              0                187,565
  Machinery & equipment                                     1,253,121              1,289,136
  Vehicles                                                     25,955                 25,955
  Furniture & fixtures                                         47,359                 88,947
  Office Equipment                                                  0                 77,188
  Leasehold improvement                                        17,021                 25,011
  Construction in progress                                          0                 66,584
                                                         -------------          -------------
                                                            1,343,456              1,760,386
  Less accumulated depreciation                               919,267                996,767
                                                         -------------          -------------
                                                              424,189                763,618

OTHER ASSETS
  Deposits                                                      1,000                  2,600
  Deferred tax credit                                          35,200                 35,200
  Goodwill, net of amortization                               230,849              1,679,028
                                                         -------------          -------------

         TOTAL ASSETS                                    $  1,289,982           $  5,162,937
                                                         =============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of credit                                         $    213,728           $     97,599
  Convertible notes, 10%                                            0              1,205,000
  Current portion of long term debt                            90,443                 90,443
  Current portion of obligations under capital leases          17,379                 17,379
  Accounts payable - trade                                    398,423                437,745
  Accrued expenses                                             41,825                 14,800
  Officers' Loan                                                3,338                      0
                                                         -------------          -------------
         Total Current Liabilities                            765,136              1,862,966

DEFERRED TAX LIABILITY                                          1,300                  1,300

LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES                  419,391                889,328

CAPITAL LEASE OBLIGATIONS                                      51,211                 43,400
                                                         -------------          -------------

         TOTAL LIABILITIES                                  1,237,038              2,796,993

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value
    10,000,000 shares authorized,
    5,465,000 shares outstanding and
    5,165,000 shares issued at December 31,
    1997 and 8,917,012 outstanding and
    8,617,012 issued at June 30, 1998                          51,650                 86,170
  Additional paid in capital                                1,512,661              4,932,329
  Accumulated deficit                                      (1,511,367)            (2,652,555)
                                                         -------------          -------------

         TOTAL STOCKHOLDERS' EQUITY                            52,944              2,365,944
                                                         -------------          -------------

         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $  1,289,982           $  5,162,937
                                                         =============          =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                               CLARION HOUSE, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                             THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                  JUNE 30,                               JUNE 30,
                                     -----------------------------------    -----------------------------------
                                           1997               1998               1997                1998
                                     -----------------   ---------------    ---------------    ----------------

Sales                                $              0    $      498,208     $            0     $     1,121,781
Cost of goods sold                                  0           680,681                  0           1,324,586
                                     -----------------   ---------------    ---------------    ----------------

Gross profit (loss)                                 0          (182,473)                 0            (202,805)

Selling, general and
  administrative expenses                     102,743           600,765            226,638             889,406

                                     -----------------   ---------------    ---------------    ----------------

     Operating profit (loss)                 (102,743)         (783,238)          (226,638)         (1,092,211)

Other income (expense)
  Interest expense                                  0           (26,092)                 0             (48,977)
Earnings (loss) before income taxes
                                             (102,743)         (809,330)          (226,638)         (1,141,188)
  Income tax expense                                0                 0                  0                   0
                                     -----------------   ---------------    ---------------    ----------------

Net earnings (loss)                  $       (102,743)   $     (809,330)    $     (226,638)    $    (1,139,632)
                                     =================   ===============    ===============    ================
Earnings per share from continuing
operations                                               $         (.13)   $                   $          (.19)
                                                         ===============                       ================

Shares used in computation                                    6,355,983                              5,875,006
                                                         ===============                       ================



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                               CLARION HOUSE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                  -------------------------------
                                                                       1997             1998
                                                                  --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                             $    (226,638)   $  (1,141,188)
  Adjustments to reconcile net earnings to
    net cash provided by (used in) operations
      Depreciation and amortization                                         660           93,328
    Changes in operating assets and liabilities
      Decrease (increase) in accounts receivable                              0          (34,473)
      Decrease (increase) in inventories                                      0          (39,835)
      Decrease (increase) in prepaid tooling                                  0          (83,742)
      Decrease (increase) in prepaid expenses                                 0          (18,000)
      Refundable federal tax                                                  0           22,820
      Increase (decrease) in accounts payable                           (44,948)          39,322
      Increase (decrease) in accrued expenses                                 0          (27,025)
      Deposits                                                                0           (1,600)
      Officers' loan payable                                                  0           (3,338)

         Net cash provided by (used in) operating activities           (142,500)      (1,193,732)
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                  0         (416,930)
  Investment in subsidiary                                                    0       (1,464,007)
                                                                  --------------   --------------
         Net cash provided by (used) in investing activities                  0       (1,880,937)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in line of credit                                                0         (116,129)
  Issuance of convertible notes                                               0        1,205,000
  Payments on long-term debt                                                  0          (44,070)
  Capital lease payments                                                      0           (7,811)
  Sale of company stock                                                 142,500        3,454,188
  Borrowings from long term debt                                              0          514,007

         Net cash provided by (used in) financing activities            142,500        5,005,185
                                                                  --------------   --------------
         Net increase (decrease) in cash                                      0        1,930,517
                                                                  --------------   --------------

Cash at beginning of period                                                  19           10,265
                                                                  --------------   --------------

Cash at end of period                                             $          19    $   1,940,782
                                                                  ==============   ==============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               CLARION HOUSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments have been included and all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION" SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S UNAUDITED FINANCIAL STATEMENTS, THE NOTES THERETO AND THE OTHER FINANCIAL DATA INCLUDED ELSEWHERE HEREIN AND INCLUDES FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES WHICH ARE BASED UPON THE COMPANY'S BELIEFS, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS PREDICTED BY SUCH FORWARD-LOOKING STATEMENTS DUE TO VARIOUS FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE RISKS AND UNCERTAINTIES WHICH ARE DISCUSSED BELOW.

RESULTS OF OPERATIONS

           The Company's results of operations for the three and six months ended June 30, 1998, included revenues of $0.50 million and $1.12 million, respectively and cost of goods sold of $0.68 million and $1.32 million, respectively. The Company's gross loss for the three months ended June 30, 1998 was $0.18 million. For the six months ended June 30, 1998, the Company's gross loss was $0.20 million. The gross loss is a result of insufficient sales levels to support fixed manufacturing costs. Management believes that sales levels will continue to be insufficient to cover fixed overhead expenses through the remainder of the fiscal year.

           Selling, general and administrative expenses for the three and six month periods ended June 30, 1998 were $0.60 million and $0.89 million, respectively. The Company had operating losses of $0.78 million for the three months ended June 30, 1998 and had operating losses of $1.09 million for the six months ended June 30, 1998.

           The Company's interest expense for the three months ended June 30, 1998 was $0.03 million and $0.05 million for the six months ended June 30, 1998. The interest expense is primarily due to the financing obtained to support increased sales as well as the financing of property and equipment. The Company's net loss for the three and six months ended June 30, 1998 were $0.81 million and $1.14 million, respectively.

           No meaningful comparison can be made to the three and six month periods ended June 30, 1997 in that during that period the Company did not have any operations.

LIQUIDITY AND CAPITAL RESOURCES

           The Company's working capital needs and capital equipment requirements have increased as a result of the growth of the Company and are expected to continue to increase as a result of anticipated growth. Increases in required working capital and capital equipment requirements are expected to be met from cash flow from operations, equipment financing, revolving credit borrowings and the sale of the Company's equity securities. As of June 30, 1998, the Company had working capital of $0.82 million.

           The Company has financed its operations to date through the sale of its equity securities and has received gross proceeds of $2.43 million from the sale of its equity securities during the six month period ended June 30, 1998. The Company also financed its operations for the six months ended June 30, 1998 through the issuance of convertible notes in the amount of $1.20 million. Management believes that its current working capital, along with expected revenues from operations, will satisfy its capital requirements for the next twelve months.

           The Company used cash in operating activities of $1.19 million for the six months ended June 30, 1998. Cash used for operating activities in the period was primarily the result of net loss, depreciation and amortization, and changes in working capital due to increases in accounts receivable, inventories and prepaid tooling. The Company used cash in investing activities of $1.88 million for the six months ended June 30, 1998. Cash used in investing activities was for the purchase of property, plant and equipment. The Company generated $5.0 million in cash flow from financing activities for the six months ended June 30, 1998. The financing activities in the period were primarily a result of the issuance of convertible notes and the sale of Company stock.

           On July 1, 1998, the Company commenced a private offering of its common stock. The minimum offering is 500,000 shares and the maximum offering is 1,000,000 shares. The offering price per share is $2.00.

           The liquidity provided by the Company's credit facilities, combined with cash flow from operations and financing activities, is expected to be sufficient to meet the Company's anticipated working capital and capital expenditure needs for existing operations for at least twelve months. There can be no assurance, however, that such funds will not be expended prior thereto due to changes in economic conditions or other unforeseen circumstances, requiring the Company to obtain additional financing prior to the end of such twelve month period. In addition, the Company intends to pursue future growth through opportunistic acquisitions which may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, the Company may be required to obtain additional debt or equity financing in connection with such future acquisitions. There can be no assurance, however, that additional financing will be available to the Company, when and if needed, on acceptable terms or at all.

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

                          PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Inapplicable.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           During the three months ended June 30, 1998, the Company sold 1,935,000 shares of common stock for cash at a price of one dollar ($1.00) per share pursuant to the exercise of options granted by the Company to certain of its officers, directors, director nominees and affiliates. The sales were conducted pursuant to Section 4(2) of the Securities Act of 1933 (the "Act").

           The Company also sold 100,000 shares of common stock for cash at a price of one dollar and seventy-five cents ($1.75) per share pursuant to warrants granted to certain individuals in consideration for consulting services performed for the benefit of the Company. The sales of the Company's common stock were conducted pursuant to
           Section 4(2) of the Act.

           The Company issued 38,594 shares of common stock as consideration for the purchase of computer equipment. The shares were issued at a price of two dollars ($2.00) per share.

           The Company also issued an aggregate of 950,000 shares in exchange for one hundred percent (100%) of the outstanding shares of Rose & Associates, Inc. pursuant to an Agreement and Plan of Reorganization dated and entered into on March 31, 1998.


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