Form 10QSB
period 1998-09-30
CLARION TECHNOLOGIES INC/DE/
filed 1998-11-13
CIK 835409

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1998

                                       or

[   ]    TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from               to
                                        -------------    --------------

Commission File Number:   0-24690
                        -----------

                           CLARION TECHNOLOGIES, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                             91-1407411
-------------------------------                           ----------------------
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


                               CLARION HOUSE, INC.
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 2, 1998, the Company had 10,842,157 shares of common stock issued and outstanding.

         Transitional Small Business Disclosure Format (check one);

Yes    No X
   ---   ---

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                           CLARION TECHNOLOGIES, INC.
                                FORM 10-QSB INDEX

This report contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and is subject to the safe harbor created by that section. Statements regarding future operating performance, new programs expected to be launched and other future prospects and developments are based upon current expectations and involve certain risks and uncertainties that could cause actual results and developments to differ materially. Potential risks and uncertainties include such factors as demand for the company's products, pricing, the company's growth strategy, including its ability to consummate and successfully integrate future acquisitions, industry cyclicality and seasonality, the company's ability to continuously improve production technologies, activities of competitors and other risks detailed in the company's Annual Report on Form 10-KSB for the year ended December 31, 1997 and other filings with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION                                              Page

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30, 1998
                  (unaudited) and December 31, 1997                           3

                  Consolidated Statements of Earnings (unaudited) for the
                  Three and Nine Month Periods Ended September 30, 1998
                  and 1997                                                     4

                  Consolidated Statements of Cash Flows (unaudited) for the
                  Nine Month Periods Ended September 30, 1998 and 1997         5

                  Notes to Consolidated Interim Financial Statements           6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                    7

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                            9

         Item 2.  Changes in Securities and Use of Proceeds                    9

         Item 3.  Defaults Upon Senior Securities                              9

         Item 4.  Submission of Matters to a Vote of Security Holders          9

         Item 5.  Other Information                                            9

         Item 6.  Exhibits and Reports on Form 8-K                            10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CLARION TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                                  December 31,         September 30,
                                                                      1997                 1998
                                                                ----------------     ----------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                    $        10,265      $     1,200,767
   Accounts receivable, net                                             327,768              667,575
   Construction advance receivable                                            0              787,565
   Inventories                                                          259,663              574,243
   Prepaid tooling                                                            0               39,383
   Prepaid expense                                                            0               23,445
   Refundable tax credit                                                  1,048              (21,772)
                                                                ----------------     ----------------
       Total Current Assets                                             598,744            3,271,206
PROPERTY, PLANT AND EQUIPMENT
   Machinery and equipment                                            1,253,121            1,646,755
   Vehicles                                                              25,955               25,955
   Furniture and fixtures                                                47,359               61,582
   Office equipment                                                           0              207,684
   Leasehold improvements                                                17,021               29,509
   Construction in progress                                                   0               92,604
                                                                ----------------     ----------------
                                                                      1,343,456            2,064,089
   Less accumulated depreciation                                        919,267            1,035,517
                                                                ----------------     ----------------
                                                                        424,189            1,028,572
OTHER ASSETS
   Deposits                                                               1,000                2,600
   Deferred tax credit                                                   35,200               35,200
   Goodwill, net of amortization                                        230,849            1,650,782
                                                                ----------------     ----------------
      TOTAL ASSETS                                              $     1,289,982      $     5,988,359
                                                                ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit                                               $       213,728      $           997
   Current portion of long term debt                                     90,443              111,645
   Current portion of obligations under capital leases                   17,379               17,379
   Accounts payable - trade                                             398,423              891,260
   Accrued expenses                                                      41,825              105,921
   Officers' loan                                                         3,338                    0
                                                                ----------------     ----------------
      Total Current Liabilities                                         765,136            1,127,202

DEFERRED TAX LIABILITY                                                    1,300                1,300
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES                            419,391              846,217
CAPITAL LEASE OBLIGATIONS                                                51,211               38,335
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, authorized
    20,000,000 shares, 5,465,000 shares issued and
    outstanding at December 31, 1997 and 10,718,415 shares
    issued and outstanding at September 30, 1998                         51,650              104,180
Additional paid in capital                                            1,512,661            7,506,319
Accumulated deficit                                                  (1,511,367)          (3,635,194)
                                                                ----------------     ----------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $     1,289,982      $     5,988,359
                                                                ================     ================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                           CLARION TECHNOLOGIES, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                           SEPTEMBER 30,                             SEPTEMBER 30,
                                                -------------------------------------     -------------------------------------
                                                      1997                1998                 1997                 1998
                                                ----------------     ----------------     ----------------     ----------------
Sales                                           $             0      $       957,355      $             0      $     2,079,135

Cost of goods sold                                            0            1,127,725                    0            2,452,311
                                                ----------------     ----------------     ----------------     ----------------
Gross profit (loss)                                           0             (170,371)                   0             (373,176)

Selling, general and
  administrative expenses                                 2,719              820,616              229,357            1,710,022
                                                ----------------     ----------------     ----------------     ----------------
    Operating profit (loss)                              (2,719)            (990,987)            (229,357)          (2,083,197)

Other income (expense)
    Interest expense (income)                                 0               (8,348)                   0               40,630
                                                ----------------     ----------------     ----------------     ----------------
Earnings (loss) before
  income taxes                                           (2,719)            (982,639)            (229,357)          (2,123,827)
    Income tax expense                                        0                    0                    0                    0
                                                ----------------     ----------------     ----------------     ----------------
Net earnings (loss)                             $        (2,719)     $      (982,639)     $      (229,357)     $    (2,123,827)
                                                ================     ================     ================     ================
Earnings per share
from continuing operations                                           $         (0.10)                          $         (0.29)
                                                                     ================                          ================

Shares used in computation                                                 9,983,094                                 7,443,523
                                                                     ================                          ================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                           CLARION TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                      -----------------------------------
                                                                            1997               1998
                                                                      ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                 $      (229,357)   $    (2,123,827)
  Adjustments  to reconcile net earnings to net cash
   provided by (used in) operations
     Depreciation and amortization                                                990            160,324
  Changes in operating assets and liabilities
     Decrease (increase) in accounts receivable                                     0           (339,807)
     Decrease (increase) in construction advance
      receivable                                                                    0           (787,565)
     Decrease (increase) in inventories                                             0           (314,580)
     Decrease (increase) in prepaid tooling                                         0            (39,383)
     Decrease (increase) in prepaid expenses                                        0            (23,445)
     Refundable federal tax                                                         0             22,820
     Increase (decrease) in accounts payable                                  (42,559)           492,837
     Increase (decrease) in accrued expenses                                        0             64,096
     Deposits                                                                       0             (1,600)
     Officers' loan payable                                                         0             (3,338)
                                                                      ----------------   ----------------
       Net cash provided by (used in) operating activities                   (270,926)        (2,893,468)
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                        0           (720,633)
  Investment in subsidiary                                                          0         (1,464,007)
                                                                      ----------------   ----------------
       Net cash provided by (used) in investing activities                          0         (2,184,640)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in line of credit                                                      0           (212,731)
  Payments on long-term debt                                                        0            (65,979)
  Capital lease payments                                                            0            (12,876)
  Sale of company stock                                                       270,926          6,046,188
  Borrowings from long term debt                                                    0            514,007
                                                                      ----------------   ----------------
       Net cash provided by (used in) financing activities                    270,926          6,268,610
                                                                      ----------------   ----------------

       Net increase (decrease) in cash                                              0          1,190,502
                                                                      ----------------   ----------------

Cash at beginning of period                                                        19             10,265
                                                                      ----------------   ----------------

Cash at end of period                                                 $            19    $     1,200,767
                                                                      ================   ================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           CLARION TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

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

NOTE B - STOCKHOLDERS' EQUITY

Stockholders' equity at September 30, 1998 included $1,427,000 of convertible notes that are required to be converted into stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S UNAUDITED FINANCIAL STATEMENTS, THE NOTES THERETO AND THE OTHER FINANCIAL DATA INCLUDED ELSEWHERE HEREIN AND INCLUDES FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES WHICH ARE BASED UPON THE COMPANY'S BELIEFS, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS PREDICTED BY SUCH FORWARD-LOOKING STATEMENTS DUE TO VARIOUS FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE RISKS AND UNCERTAINTIES WHICH ARE DISCUSSED BELOW.

RESULTS OF OPERATIONS

         The Company's results of operations for the three and nine month periods ended September 30, 1998 included revenues of $0.96 million and $2.08 million, respectively, and cost of goods sold of $1.13 million and $2.45 million, respectively. The Company's gross loss for the three months ended September 30, 1998 was $0.17 million. For the nine months ended September 30, 1998, the Company's gross loss was $0.37 million. The gross loss is a result of insufficient sales levels to support fixed manufacturing costs. Management believes that sales levels will continue to be insufficient to cover fixed overhead expenses through the remainder of the fiscal year.

         Selling, general and administrative expenses for the three and nine month periods ended September 30, 1998 were $0.82 million and $1.71 million, respectively. The Company had an operating loss of $0.99 million for the three months ended September 30, 1998 and an operating loss of $2.08 million for the nine months ended September 30, 1998.

         The Company's interest income for the three months ended September 30, 1998 was $8,348 and its interest expense for the nine months ended September 30, 1998 was $0.04 million. The interest expense is primarily due to the financing of property and equipment. The Company's net loss for the three and nine months ended September 30, 1998 was $0.98 million and $2.12 million, respectively.

         No meaningful comparison can be made to the three and nine month periods ended September 30, 1997 in that during those periods the Company did not have any active operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital needs and capital equipment requirements have increased as a result of the growth of the Company and are expected to continue to increase as a result of anticipated growth. Increases in required working capital and capital equipment requirements are expected to be met from cash flow from operations, equipment financing, revolving credit borrowings and the sale of the Company's equity securities. The Company is currently negotiating terms for a revolving line of credit facility as well as a term loan to finance pending acquisitions of capital equipment. As of September 30, 1998, the Company had working capital of approximately $2.14 million.

         The Company used cash in operating activities of $2.89 million for the nine months ended September 30, 1998. Cash used for operating activities in the period was primarily the result of a net loss, depreciation and amortization, and changes in working capital due to increases in accounts receivable, inventories and construction advance receivable. The Company used cash in investing activities of $2.18 million for the nine months ended September 30, 1998. Cash used in investing activities was for the purchase of property, plant and equipment. The Company generated $6.27 million in cash flow from financing activities for the nine months ended September 30, 1998. The financing activities in the period were primarily a result of the issuance of convertible notes and the sale of Company stock.

         On July 1, 1998, the Company commenced a private offering of its common stock, $.001 par value (the "Offering"). The minimum offering was 500,000 shares and the maximum offering was 1,000,000 shares. The offering price per share was $2.00. As of September 30, 1998, the Company had sold 791,000 shares in the Offering.

         The Company received gross proceeds of $6.05 million from the sale of its equity securities during the nine month period ended September 30, 1998. The liquidity provided by the Company's credit facilities, combined with cash flow from operations and financing activities, is expected to be sufficient to meet the Company's anticipated working capital and capital expenditure needs for existing operations for at least twelve months. There can be no assurance, however, that such funds will not be expended prior thereto due to changes in economic conditions or other unforeseen circumstances, requiring the Company to obtain additional financing prior to the end of such twelve month period. There can be no assurance, however, that additional financing will be available to the Company, when and if needed, on acceptable terms or at all.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August 18, 1998, Plastech Exterior Systems, Inc. filed a suit in the Court of Common Pleas of Williams County, Ohio against Triangle Plastics, Inc. (the former name of Clarion Plastics Technologies, Inc.) and Clarion Specialty Products, Inc., both wholly-owned subsidiaries of the Company. The complaint also names Rose Industries, Inc. as a defendant. The complaint asserts causes of action for misappropriation of trade secrets, unjust enrichment and tortious interference, and seeks unspecified damages in excess of $25,000. Plastech Exterior Systems, Inc. previously employed certain personnel of Clarion Plastics Technologies, Inc. The complaint alleges that the defendants misappropriated trade secrets, apparently by hiring these former employees of Plastech, as well as by inducing customers and employees to leave Plastech. This litigation is in a preliminary stage. Management believes that the claims against the Company's subsidiaries are meritless.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended September 30, 1998, the Company sold One Million (1,000,000) shares of common stock for cash at a price of one dollar ($1.00) per share pursuant to the exercise of options granted by the Company to a director nominee. The sale was conducted pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

         During the three months ended September 30, 1998, the Company also sold Seven Hundred and Ninety-One Thousand (791,000) shares of common stock for cash at a price of two dollars ($2.00) per share pursuant to the Company's private offering of its common stock. The private offering was conducted pursuant to Rule 506 promulgated under Regulation D of the Act.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Inapplicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 5, 1998 a proposal was submitted to the majority shareholders of the Company regarding the approval of the merger of Clarion House, Inc., a Nevada corporation, with and into Clarion Technologies, Inc., a Delaware corporation, for purposes of reincorporating the Company in the State of Delaware. Of the 5,999,500 shares of common stock then outstanding, 4,310,195 shares (or 71.8%) delivered written consents to the Company adopting the proposal.


ITEM 5.  OTHER INFORMATION

         Inapplicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits and Index of Exhibits

                  27.1 Financial Data Schedule

         (b)  Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K on October 27, 1998.


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CLARION TECHNOLOGIES, INC.



Dated:  November 13, 1998                            By: /s/ Robert W. Martin
                                                         -----------------------
                                                         Robert W. Martin,
                                                         Chief Financial Officer