Form 10KSB
period 1998-12-31
CLARION TECHNOLOGIES INC/DE/
filed 1999-04-15
CIK 835409

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the fiscal year ended DECEMBER 31, 1998
                                      -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the transition period from ______________ to ______________


Commission file number     0-24690
                       -------------

                           CLARION TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                 DELAWARE                                   91-1407411
--------------------------------------------------  ---------------------------
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                  Identification No.)

1901 N. ROSELLE ROAD, SUITE 340, SCHAUMBURG, IL                  60195
-------------------------------------------------------  -----------------------
      (Address of principal executive offices)                (Zip Code)

(Issuer's telephone number          (847) 490-9900
                                  ------------------

Securities to be registered under Section 12(b) of the Act:

           Title of each class         Name of each exchange on which registered

                  NONE                                   N/A
-------------------------------------  -----------------------------------------

Securities to be registered under Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE
--------------------------------------------------------------------------------
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

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [___]

         State issuer's revenues for its most recent fiscal year      $3,400,786
                                                                 ---------------

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $37,123,585

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The number of shares of the registrant's Common Stock outstanding as of April 13, 1999 was 16,508,592.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-KSB incorporates by reference information, to the extent specific sections are referred to herein, from the Registrant's Information Statement for its 1999 Annual Meeting to be held May 24, 1999 (the "1999 Information Statement").

         Transitional Small Business Disclosure Format (check one):
         Yes   No X
            ---  ---

THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K CONTAIN CERTAIN FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, WORDS SUCH AS "MAY," "WILL," EXPECT," "BELIEVE," "ANTICIPATE," "ESTIMATE," OR "CONTINUE," THE NEGATIVE OR OTHER VARIATIONS THEREOF, OR COMPARABLE TERMINOLOGY, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING CONTINUED MARKET DEMAND FOR THE TYPES OF PRODUCTS AND SERVICES PRODUCED AND SOLD BY THE COMPANY, CHANGE IN WORLDWIDE ECONOMIC AND POLITICAL CONDITIONS AND ASSOCIATED IMPACT ON INTEREST AND FOREIGN EXCHANGE RATES, THE LEVEL OF SALES BY ORIGINAL EQUIPMENT MANUFACTURERS OF VEHICLES FOR WHICH THE COMPANY SUPPLIES PARTS, THE SUCCESSFUL INTEGRATION OF COMPANIES ACQUIRED BY THE COMPANY, AND CHANGES IN CONSUMER DEBT LEVELS.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         Clarion Technologies, Inc., with its wholly-owned subsidiaries, Clarion Plastics Technologies, Inc. ("Clarion Plastics"), Clarion Specialty Products, Inc. ("Clarion Specialty"), Clarion Sourcing, Inc. ("Clarion Sourcing") and Rose & Associates, Inc. ("Rose"), and any predecessor are collectively referred to herein as the "Company".

Business Development
--------------------

         The Company was originally incorporated in Nevada as KAR VENTURES on March 17, 1988. The Company changed its name to Clarion House, Inc. on January 28, 1991.

         On April 22, 1996, the Company entered into an Agreement and Plan of Reorganization and Corporate Separation (the "Reorganization") with exchanging stockholders of the Company. Pursuant to the Reorganization, which was not actually consummated until December 1997, the exchanging stockholders exchanged all of their Company common stock (an aggregate of 800,000 shares) for all of the issued and outstanding common stock of Insecta Sales & Research, Inc., a Delaware corporation which was then a wholly-owned subsidiary of the Company. The Company had no active operations during 1997.

         On December 31, 1997, the Company acquired all of the capital stock of Clarion Plastics Technologies, Inc. (f/k/a Triangle Plastics, Inc.), an Ohio corporation ("Clarion Plastics"), in order to implement its plan to engage in the manufacture of injection molded plastic products.

         On October 2, 1998, the Company changed its state of incorporation from Nevada to Delaware and also changed its name to Clarion Technologies, Inc., through the merger of Clarion House, Inc., a Nevada corporation, with and into the Company (the "Reincorporation"). The Registrant was formed as a wholly-owned subsidiary of Clarion House, Inc. for purposes of the Reincorporation. The merger exchange ratio was one share of the Company's common stock, $.001 par value for each one share of Clarion House, Inc.'s common stock, $.01 par value, outstanding at the effective date of the Reincorporation.

Business of the Issuer
----------------------

         GENERAL

         The Company, through Clarion Plastics, is engaged in the injection molding of plastic products for a variety of industries, including medium and heavy truck, heating and air conditioning, railroad, recreational, office furniture, water conditioning and Tier II and Tier III automotive. Clarion Plastics is a full-service supplier providing complete design services and currently operates twenty-four (24) hours a day with three (3) shifts of employees.

         BUSINESS STRATEGY

         The Company intends to diversify its operations beyond injection molding by initiating contract manufacturing, import and assembly operations for both plastic and non-plastic products for both consumer and industrial niche markets. These niche products may or may not incorporate components produced by Clarion Plastics. The Company implemented its expansion plans through the recent formation of Clarion Sourcing and Clarion Specialty, as wholly-owned subsidiaries. In addition, the Company recently acquired Rose, the Company's former independent and now in-house sales representative organization.

         Clarion Sourcing will engage in the sourcing and importation of products for a variety of industries. Clarion Specialty will engage in the manufacturing and assembly of products, which include plastic components manufactured by Clarion Plastics, for a variety of industries.

         The Company's expansion strategy is to continue to diversify its product offerings into high growth niche markets. Although management anticipates that expansion will primarily focus on those markets which are strategic to the further integration of the Company's operations, other growth and acquisition opportunities with significant profit potential will also be considered.

         PRODUCTS AND SERVICES

         The Company manufactures and assembles custom injection-molded plastic components for the office furniture, water conditioning, railroad, recreational, Tier II/Tier III automotive, heating and air conditioning, and medium and heavy truck industries. The Company's products currently include, but are not limited to, interior trim components, HVAC components, exterior trim (skirts/farrings), storage racks, fenders, chair bases and checkers. The Company believes these components are typically more difficult for a customer to produce in-house or for a competitor to replicate due to the substantial investment required in specialized engineering, design and manufacturing capabilities. Management further believes such products have strong worldwide growth potential and high margins.

         The Company offers comprehensive manufacturing capabilities, including design and engineering, high-precision injection molding, automated manufacturing and assembly, plastics painting and material and product testing

         RAW MATERIALS

         The primary raw materials used by Clarion Plastics in the manufacture of its products are plastics resins, primarily polycarbonate, polyethylene and polystyrene. Although the Company uses a select group of suppliers, the materials used in manufacturing injection-molded plastic components are generally readily available in the open market. Shortages of plastics resins have been infrequent.

         The Company's financial performance is dependent to a substantial extent on the plastic resin market. The primary plastic resins used by the Company are produced from petrochemical intermediates derived from products of the natural gas and crude oil refining processes, respectively. Because plastic resins are commodity products, price is a significant factor in the selection of suppliers. Consequently, the Company's sources for plastics resins tend to vary from year to year.

         Natural gas and crude oil markets experience substantial cyclical fluctuations as well as other market disturbances, including shortages of supply, the effect of OPEC policy and crises in the oil producing regions of the world. The capacity, supply and demand for plastic resins and the petrochemical intermediates from which they are produced are also subject to cyclical and other market factors. Consequently, plastic resin prices may fluctuate as a result of changes in natural gas and crude oil prices and the capacity, supply and demand for resin and petrochemical intermediates from which they are produced.

         The Company is not a significant purchaser of plastic resin in the United States, and is not able to achieve significant discounts from market prices for volume purchases.

         The Company may not always be able to pass through increases in the cost of its raw materials to its customers in the form of price increases. To the extent that increases in the cost of plastic resin cannot be passed on to its customers, such increases may have an adverse impact on profit margins and the overall profitability of the Company.

         CUSTOMERS

         During the year ended December 31, 1998, two (2) of the Company's customers accounted for more than ten percent (10%) of the Company's revenue. The Company anticipates that a few customers may continue to account for a significant portion of its revenue in fiscal 1999. The Company's business is dependent upon consumer demand for the specific models and product lines that incorporate the Company's parts.

         MARKET AND POTENTIAL CUSTOMERS

         The Company plans to continue focusing a significant amount of its marketing efforts on the United States medium and heavy truck industry. The Company, through Rose, has developed relationships with a number of medium and heavy truck suppliers and manufacturers which can be targeted as potential customers, including International Navistar, Freightliner, Mack, Paccar and Volvo.

         In addition to the medium and heavy truck industry, the Company's products are capable of serving other niche markets, including heating and air conditioning, railroad, recreational, office furniture, water conditioning and Tier II and Tier III automotive. The Company's product development activity will respond to the marketplace demand.

         SALES AND MARKETING

         Rose, which previously operated as an independent sales representative organization for the Company, currently acts as the Company's in-house sales and marketing representative. Management believes that the consolidation of Rose into the Company will provide a more focused sales effort with lower costs.

         COMPETITION

         The injection-molded plastics industry is highly fragmented and characterized by intense competition. The Company's competitive market, however, is regional due to the significant impact of freight costs. As a result, the Company believes that it has ten (10) principal competitors. The Company believes that none of its competitors has a dominant position in the market, although many of the Company's present and potential competitors have, or may have, substantially greater financial and other resources than the Company to devote to further technological and new product development and marketing. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements than the Company. The Company believes that its ability to compete depends primarily upon its technical capabilities, product quality and durability, competitive pricing and product marketing.

         The Company believes that its primary competitive strengths include its ability to provide technologically advanced design and manufacturing services, to hire and retain experienced product managers and a skilled manufacturing work force, maintain superior product quality and deliver finished products on a just-in-time or scheduled lead time basis.

         ENVIRONMENTAL AND SAFETY MATTERS

         Certain of the Company's operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. While historically the Company has not had to make significant capital expenditures for environmental compliance, the Company cannot predict with any certainty its future capital expenditures for environmental compliance because of continually changing compliance standards and technology. The Company does not currently have any insurance coverage for environmental liabilities and does not anticipate obtaining such coverage in the future.

         The Company routinely monitors environmental compliance at its manufacturing facilities. The cost of such compliance has not been significant. The Company is not currently subject to any environmental proceedings. During 1998, the Company did not make any material capital expenditures for environmental control facilities, nor does it anticipate any such expenditures in the near future. Actions by federal, state and local governmental agencies concerning environmental matters could result in laws or regulation that could increase the cost of producing the products manufactured by the Company or otherwise adversely affect the demand for its products.

         EMPLOYEES

         As of February 28, 1999, the Company had approximately 108 full-time employees, of which 67 were engaged in manufacturing activities and 41 in sales, office administration and management functions. None of the Company's employees are represented by a union and the Company believes there is an adequate pool of labor available to satisfy its foreseeable hiring needs. The Company believes that its relations with its employees are good.


ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company currently leases approximately 28,000 square feet of space in Montpelier, Ohio for its manufacturing facility at a monthly rate of $9,375. In March 1999 the Company completed construction of an approximately 164,000 square foot building consisting of manufacturing space, warehouse space and office space to accommodate the anticipated expansion of operations in 1999. The Company acquired the real property for the new facility in June 1998 for $150,000 in cash and 5,714 shares of Common Stock at an agreed value of $1.75 per share.

         The executive offices of the Company are located in Schaumburg, Illinois and consist of approximately 5,000 square feet of leased premises. The Company's lease for these premises expires on June 30, 2000 and provides for monthly base rent of $2,713.


ITEM 3.  LEGAL PROCEEDINGS.

         On August 18, 1998, Plastech Exterior Systems, Inc. filed a suit in the Court of Common Pleas of Williams County, Ohio against Triangle Plastics, Inc. (the former name of Clarion Plastics) and Clarion Specialty, both wholly-owned subsidiaries of the Company. The complaint also names Rose Industries, Inc. as a defendant. The complaint asserts causes of action for misappropriation of trade secrets, unjust enrichment and tortious interference, and seeks unspecified damages in excess of $25,000. Plastech Exterior Systems, Inc. previously employed certain personnel of Clarion Plastics. The complaint alleges that the defendants misappropriated trade secrets, apparently by hiring these former employees of Plastech, as well as by inducing customers and employees to leave Plastech. This litigation is in a preliminary stage. Management believes that the claims against the Company's subsidiaries are meritless.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

(a)      Market Information
         ------------------

         The Company's Common Stock is quoted on the OTC Bulletin Board. Because of the lack of readily available quotations and the limited trading volume frequently associated with these securities, there is a greater risk of market volatility of such securities than for securities traded on national exchanges. Trading in the Common Stock is now reported under the symbol CTCH. The Company considers its Common Stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the Common Stock.

         The following table sets forth the quarterly high and low bid prices of the Common Stock on the OTC Bulletin Board from January 1, 1997 through December 31, 1998

                                                   High              Low
                                              --------------    --------------

Year ended December 31, 1997
         First Quarter                             1/2               1/2
         Second Quarter                             1                1/2
         Third Quarter                             1/2               1/2
         Fourth Quarter                            1/2               1/4

Year ended December 31, 1998
         First Quarter                             3/8               3/8
         Second Quarter                             2                1/4
         Third Quarter                              2               7/16
         Fourth Quarter                           4 7/8             1 5/8

         The foregoing quotations represent inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

(b)      Holders
         -------

         As of April 13, 1999, there were approximately 309 record holders of the Company's Common Stock. The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

(c)      Dividends
         ---------

         The Company has never declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividends in the foreseeable future. The Company's ability to pay dividends, other than in stock, is subject to limitations under the terms of its credit facility.

(d)      Sales of Unregistered Securities
         --------------------------------

         During the fiscal year ended December 31, 1998, the Company sold unregistered shares of its Common Stock in the following transactions:

         A. In January 1998, a holder of outstanding options exercised his rights to purchase 50,000 shares of Common Stock at an exercise price of $1.00 per share. The securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"). There were no underwriters involved in the transaction.

         B. In January 1998, a holder of outstanding options exercised his rights to purchase 150,000 shares of Common Stock at an exercise price of $0.25 per share. The securities were issued pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

         C. In February 1998, holders of outstanding options exercised their rights to purchase 100,000 shares of Common Stock at an exercise price of $1.00 per share. The securities were issued pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

         D. In March 1998, a holder of outstanding options exercised his rights to purchase 18,204 shares of Common Stock at an exercise price of $0.824 per share. The securities were issued pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

         E. In March 1998, holders of outstanding options exercised their rights to purchase 119,500 shares of Common Stock at an exercise price of $1.00 per share. The securities were issued pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

         F. In April 1998, the Company issued 40,000 shares of Common Stock to an employee of the Company in connection with an employment agreement. The securities were issued at an agreed value of $0.25 per share and were issued pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

         G. In April 1998, the Company sold 105,000 shares of Common Stock at a price of $1.00 per share. The securities were issued pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

         H. In May 1998, the Company issued 100,000 shares of Common Stock to an employee of the Company in connection with an employment agreement. The securities were issued at an agreed value of $0.50 per share and were issued pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

         I. In May 1998, the Company issued 25,000 shares of Common Stock in consideration for consulting services rendered to the Company. The securities were issued at an agreed value of $1.00 per share pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

         J. In June 1998, the Company issued 5,714 shares of Common Stock as partial consideration for the purchase of real estate. The securities were issued at an agreed value of $1.75 per share pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

         K. In June 1998, the Company sold 1,820,000 shares of Common Stock at a price of $1.00 per share. The securities were issued pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

         L. In June 1998, the Company issued 950,000 shares of Common Stock in consideration for the Company's acquisition of Rose & Associates, Inc. The securities were issued pursuant to Section 4(2) of the Act.
There were no underwriters involved in the transaction.

         M. In June 1998, holders of outstanding warrants exercised their rights to purchase 100,000 shares of Common Stock at an exercise price of $1.75 per share. The securities were issued pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

         N. In June 1998, the Company issued 10,000 shares of Common Stock as consideration for services rendered to the Company. The securities were issued at an agreed value of $1.00 per share pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

         O. In June 1998, the Company issued 38,594 shares of Common Stock as consideration for equipment and services rendered to the Company. The securities were issued at an agreed value of $2.00 per share pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

         P. In August 1998, the Company issued 10,000 shares to an employee pursuant to an employment agreement. The securities were issued at an agreed value of $0.25 per share pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

         Q. In August 1998, the Company sold 1,000,000 shares of Common Stock at a price of $1.00 per share. The securities were issued pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

         R. In October 1998, the Company sold 831,470 shares of Common Stock at $2.00 per share. The offering was conducted pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

         S. In October 1998, the Company issued an aggregate of 70,000 shares of Common Stock to the outside directors of the Company as consideration for services rendered. The securities were issued at an agreed value of $1.00 per share pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

         T. In October 1998, the Company issued 35,000 shares of Common Stock as consideration for services rendered to the Company. The securities were issued at an agreed value of $1.00 per share pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

         U. In November 1998, the Company issued 45,000 shares of Common Stock to an employee pursuant to an employment agreement. The securities were issued at an agreed value of $2.00 per share pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

         V. In December 1998, the Company issued 18,911 shares of Common Stock as consideration for equipment and services rendered to the Company. The securities were issued at an agreed value of $2.00 per share pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

         W. The Company sold 2,647,500 shares of Common Stock at $2.00 per share. The offering was conducted pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN AND INCLUDES FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES WHICH ARE BASED UPON THE COMPANY'S BELIEFS, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS PREDICTED BY SUCH FORWARD-LOOKING STATEMENTS DUE TO VARIOUS FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE RISKS AND UNCERTAINTIES WHICH ARE DISCUSSED BELOW.

GENERAL

         From mid-1995 to December 31, 1997, the Company had no active operations. On December 31, 1997, the Company consummated the acquisition of Clarion Plastics. As a result of the acquisition, the Company became a holding company for one wholly-owned operating subsidiary. Clarion Plastics is a manufacturer of injection molded thermoplastics.

         In March 1999 the Company completed construction of its new 164,000 square foot injection molding and assembly plant in Montpelier, Ohio, which is scheduled to be fully operational by June 1999. The Company has already commenced some production in the new facility.

RESULTS OF OPERATIONS

         The Company's sales for the 1998 fiscal year were approximately $3.40 million, an increase of approximately $0.14 million, or 4.2%, from $3.26 million in sales for the 1997 fiscal year.

         The Company's gross loss for the 1998 fiscal year was approximately $0.85 million compared to a gross profit of $0.25 million for the 1997 fiscal year. This loss was the result of an increase in the cost of sales related to the Company's increased capital expenditures, fixed labor costs and fixed overhead expenses during the 1998 fiscal year.

         The Company's selling and administrative expenses for the 1998 fiscal year were approximately $3.40 million, or 100.1% of sales, compared to $1.09 million, or 33.4% of sales for the 1997 fiscal year. This increase is attributable to the implementation of the Company's expansion plans and the hiring of executive personnel to assist in the implementation of these plans. The Company anticipates that the level of selling, general and administrative expenses to continue to increase in order to support continued growth and expansion, however, management believes that selling, general and administrative expenses will decrease as a percentage of net sales in the 1999 fiscal year.

         The Company's interest expense for the 1998 fiscal year was approximately $126,000, or 3.7% of sales, compared to an interest expense of approximately $74,000, or 2.3% of net sales, for the 1997 fiscal year. The Company is anticipating that interest expense for 1999 will exceed the amount for 1998 as a result of the Company's capital expenditure plans.

         No meaningful comparison can be made to the 1996 fiscal year in that during that period the Company did not have any active operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital needs and capital equipment requirements have increased as a result of the growth of the Company and are expected to continue to increase as a result of anticipated growth. Increases in required working capital and capital equipment requirements are expected to be met from cash flow from operations, equipment financing, revolving credit borrowings and the sale of the Company's equity securities. In March 1999, the Company obtained a $2.5 million revolving line of credit facility as well as a $6.6 million term loan to finance capital equipment expenditures. As of December 31, 1998, the Company had a deficit in working capital of approximately $2.7 million, compared to a deficit of $0.17 million at the end of the 1997 fiscal year. The decrease in working capital was attributable to increased accounts payable related to the purchase of equipment and construction costs for the new Montpelier plant.

         The Company used cash in operating activities of $3.85 million for the fiscal year ended December 31, 1998 compared to $0.43 million for the fiscal year ended December 31, 1997. Cash used for operating activities in the period was primarily the result of a net loss, depreciation and amortization, and changes in working capital due to increases in accounts receivable, inventories and construction advance receivable.

         The Company used cash in investing activities of $3.56 million for the 1998 fiscal year, compared to $0.11 million for the 1997 fiscal year. Cash used in investing activities was primarily for the purchase of property, plant and equipment.

         The Company generated $11.4 million in cash flow from financing activities for the fiscal year ended December 31, 1998, compared to net cash provided of $0.51 million for the 1997 fiscal year. The financing activities in the period were primarily a result of the sale of Company stock.

         On July 1, 1998, the Company commenced a private offering of its common stock, $.001 par value (the "Offering"). The minimum offering was 500,000 shares and the maximum offering was 1,000,000 shares. The offering price per share was $2.00. As of December 31, 1998, the Company had sold 831,470 shares in the Offering.

         On December 1, 1998, the Company commenced a second private offering of its common stock, $.001 par value (the "Second Offering"). The minimum offering was 500,000 shares and the maximum offering was 5,000,000 shares. The offering price was $2.00. As of December 31, 1998, the Company had sold 2,647,500 shares in the Second Offering.

         The Company received gross proceeds of $11.4 million from the sale of its equity securities during the fiscal year ended December 31, 1998. The liquidity provided by the Company's credit facilities, combined with cash flow from operations and financing activities, is expected to be sufficient to meet the Company's anticipated working capital and capital expenditure needs for existing operations for at least twelve months. There can be no assurance, however, that such funds will not be expended prior thereto due to changes in economic conditions or other unforeseen circumstances, requiring the Company to obtain additional financing prior to the end of such twelve month period. There can be no assurance, however, that additional financing will be available to the Company, when and if needed, on acceptable terms or at all.

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

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21(e) of the Securities Exchange Act of 1934. These forward-looking statements are based largely on the Company's expectation and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of, among other factors, risks related to the Company's dependence on the automotive industry, fluctuations in operating results, potential significant indebtedness and leverage, competition, variability of customer requirements and nature of customer commitments on orders and other risks. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact occur.

ITEM 7.  FINANCIAL STATEMENTS

         Clarion Technologies, Inc. and Subsidiaries                        Page
         -------------------------------------------                        ----
              Independent Auditors' Report...................................F-1

              Consolidated Balance Sheets at
                   December 31, 1998 and 1997................................F-2

              Consolidated Statements of Operations for the years ended
                   December 31, 1998 and 1997................................F-4

              Consolidated Statements of Changes in Stockholders'
                   Deficit for the years ended December 31, 1998 and 1997....F-5

              Consolidated Statements of Cash Flows for the years ended
                   December 31, 1998 and 1997................................F-7

              Notes to Consolidated Financial Statements.....................F-9

                                     CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                                   -------------

                                                                    CONSOLIDATED
                                                            FINANCIAL STATEMENTS
                                                                             AND
                                                    INDEPENDENT AUDITORS' REPORT

                                                                   -------------

                                                               DECEMBER 31, 1998

                   CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    --------

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                                    --------

                                DECEMBER 31, 1998

                   CLARION TECHNOLOGIES INC. AND SUBSIDIARIES


                                  - CONTENTS -









                                                                     PAGE NUMBER
                                                                     -----------

Independent Auditors' Report                                              F-1


Financial Statements:

    Consolidated Balance Sheet                                            F-2

    Consolidated Statement of Operations                                  F-4

    Consolidated Statement of Changes in Stockholders' Deficit            F-5

    Consolidated Statement of Cash Flows                                  F-7

    Notes to Consolidated Financial Statements                            F-9

                          Independent Auditors' Report
                          ----------------------------


To the Board of Directors
Clarion Technologies, Inc. and Subsidiaries
Schaumburg, Illinois


We have audited the accompanying consolidated balance sheet of CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of CLARION TECHNOLOGIES INC. AND SUBSIDIARIES as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


PERRIN, FORDREE & COMPANY, P.C.




March 15, 1999
Troy, Michigan

                   CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS
                                     ------

                                                          DECEMBER 31,
                                                --------------------------------
                                                     1998              1997
                                                --------------    --------------
CURRENT ASSETS:
   Cash and cash equivalents                    $   4,009,045     $      10,265
   Accounts receivable - trade                      1,050,208           327,768
   Inventories                                        780,699           259,663
   Refundable federal tax                                  -              1,048
   Prepaid expenses                                   206,882                -
                                                --------------    --------------
         Total current assets                       6,046,834           598,744

PROPERTY AND EQUIPMENT - At cost:
   Land                                               187,565                -
   Machinery and equipment                          3,574,646         1,253,121
   Vehicles                                            25,955            25,955
   Furniture and fixtures                             311,380            47,359
   Leasehold improvements                              38,579            17,021
   Construction in progress                         6,378,609                -
                                                --------------    --------------
                                                   10,516,734         1,343,456
   Less accumulated depreciation                    1,118,873           919,267
                                                --------------    --------------
                                                    9,397,861           424,189
OTHER ASSETS:
   Deposits                                            12,085             1,000
   Goodwill                                         1,102,126           230,849
   Deferred tax asset                                      -             35,200
                                                --------------    --------------

                                                    1,114,211           267,049






                                                --------------    --------------
                                                $  16,558,906     $   1,289,982
                                                ==============    ==============




    The accompanying notes are an integral part of the financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      -------------------------------------

                                                          DECEMBER 31,
                                                --------------------------------
                                                     1998              1997
                                                --------------    --------------
CURRENT LIABILITIES:
   Line-of-credit                               $          -      $     213,728
   Current portion of long-term debt                  104,063            90,443
   Current portion of obligations
      under capital leases                             19,016            17,379
   Accounts payable:
      Trade                                         3,942,945           398,423
      Construction cost                             4,430,060                -
                                                --------------    --------------

                                                    8,373,005           398,423
   Accrued expenses:
      Payroll and taxes                                48,481            23,903
      Vacation                                         75,772             6,120
      Interest                                         96,384             1,503
      Workers' compensation                                -              4,629
      Other                                            11,526             5,670
                                                --------------    --------------
                                                      232,163            41,825
   Officers' loan                                          -              3,338
                                                --------------    --------------
               Total current liabilities            8,728,247           765,136

DEFERRED TAX LIABILITY                                     -              1,300

LONG-TERM DEBT                                        321,497           419,391

OBLIGATIONS UNDER CAPITAL LEASES                       30,761            51,211
                                                --------------    --------------
               Total liabilities                    9,080,505         1,237,038

STOCKHOLDERS' EQUITY:
   Common stock - .01 par value:
      Authorized - 20,000,000 shares
      Issued and outstanding - 13,468,893
        shares and 5,165,000 shares at December
        31, 1998 and 1997, respectively               134,689            51,650
   Additional paid-in capital                      13,251,691         1,512,661
   Accumulated deficit                             (5,907,979)       (1,511,367)
                                                --------------    --------------
                                                    7,478,401            52,944
                                                --------------    --------------

                                                $  16,558,906     $   1,289,982
                                                ==============    ==============



    The accompanying notes are an integral part of the financial statements.

                   CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                          YEAR ENDED
                                                          DECEMBER 31,
                                                --------------------------------
                                                     1998              1997
                                                --------------    --------------
SALES                                           $   3,400,786     $   3,264,022

COST OF SALES                                       4,254,641         3,011,991
                                                --------------    --------------

GROSS PROFIT (LOSS)                                  (853,855)          252,031

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                         3,403,480         1,091,673
                                                --------------    --------------

LOSS FROM OPERATIONS                               (4,257,335)         (839,642)

OTHER OPERATING INCOME (EXPENSE):
   Interest expense                                  (125,899)          (74,301)
   Forgiveness of debt                                     -              6,472
   Gain on sale of assets                                  -                247
                                                --------------    --------------

LOSS BEFORE INCOME TAXES                           (4,383,234)         (907,224)

INCOME TAXES:
   Federal:
      Refundable                                      (21,822)           (1,048)
      Deferred                                         35,200           (12,900)
                                                --------------    --------------
                                                       13,378           (13,948)
                                                --------------    --------------

CONSOLIDATED NET LOSS                              (4,396,612)         (893,276)

PREACQUISITION SUBSIDIARY LOSS                             -             97,978
                                                --------------    --------------

NET LOSS                                        $  (4,396,612)    $    (795,298)
                                                ==============    ==============

EARNING (LOSS) PER SHARE
   CONSOLIDATED NET LOSS                        $        (.53)    $        (.22)
                                                ==============    ==============

PREAQUISITION SUBSIDIARY LOSS                              -                .02
                                                --------------    --------------

NET LOSS                                        $        (.53)    $        (.20)
                                                ==============    ==============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                        8,152,711         3,913,480
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

                   CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                      FOR THE YEAR ENDED DECEMBER 31, 1998





                                                                    ADDITIONAL
                                                    COMMON           PAID-IN         ACCUMULATED
                                                     STOCK           CAPITAL           DEFICIT            TOTAL
                                                --------------    --------------    --------------    --------------

BALANCE - December 31, 1997                     $      51,650     $   1,512,661     $  (1,511,367)    $      52,944

NET LOSS - 1998                                            -                 -         (4,396,612)       (4,396,612)

ISSUANCE OF COMMON STOCK
   FOR SERVICES RENDERED                                2,975           427,065                -            430,040

ISSUANCE OF COMMON STOCK
   RELATING TO EMPLOYMENT
   AGREEMENT                                            6,467           542,828                -            549,295

ISSUANCE OF COMMON STOCK
   TO COMPANY FOUNDERS FOR
   SERVICES RENDERED                                   28,257         2,801,537                -          2,829,794

PURCHASE OF ROSE AND
   ASSOCIATES COMMON STOCK                              9,500           940,500                -            950,000

ISSUANCE OF COMMON STOCK
   FOR CASH                                             1,050           103,950                -            105,000

COMMON STOCK SOLD IN
   PRIVATE PLACEMENT                                   34,790         6,923,150                -          6,957,940
                                                --------------    --------------    --------------    --------------

                                                $     134,689     $  13,251,691     $  (5,907,979)    $   7,478,401
                                                ==============    ==============    ==============    ==============




    The accompanying notes are an integral part of the financial statements.

                   CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                          YEAR ENDED
                                                          DECEMBER 31,
                                                --------------------------------
                                                     1998              1997
                                                --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                 $   2,678,346     $   3,556,665
   Cash paid to suppliers, employees and
       contractors                                 (6,496,461)       (3,912,152)
   Interest paid                                      (31,018)          (74,301)
   Net miscellaneous                                       -                248
                                                --------------    --------------
          Net cash to operating activities         (3,849,133)         (429,540)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash purchases of equipment                     (2,685,827)          (53,966)
   Spin-off of subsidiary                                  -              8,252
   Acquisition of subsidiary                         (871,277)          (62,500)
                                                --------------    --------------
          Net cash to investing activities         (3,557,104)         (108,214)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings from line-of-credit                      -             14,384
   Borrowings from long-term debt                      22,695           575,836
   Payments on long-term debt                        (325,469)         (620,794)
   Payment of obligations under
      capital leases                                  (17,379)          (16,481)
   Common stock issued                             11,725,170           559,141
                                                --------------    --------------
          Net cash from financing activities       11,405,017           512,086
                                                --------------    --------------

NET INCREASE ( DECREASE) IN CASH AND
   CASH EQUIVALENTS                                 3,998,780           (25,668)

CASH AND CASH EQUIVALENTS:
   BALANCE - January 1                                 10,265            35,933
                                                --------------    --------------

   BALANCE - December 31                        $   4,009,045     $      10,265
                                                ==============    ==============



    The accompanying notes are an integral part of the financial statements.

                   CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED










         RECONCILIATION OF NET LOSS TO NET CASH TO OPERATING ACTIVITIES
         --------------------------------------------------------------


                                                          YEAR ENDED
                                                          DECEMBER 31,
                                                          ------------
                                                     1998              1997
                                                --------------    --------------
NET LOSS                                        $  (4,396,612)     $   (795,298)
   Adjustments:
      Depreciation and amortization                   278,329           140,074
      Gain on sale of fixed assets                         -               (247)
      Preacquisition subsidiary net loss                   -            (97,978)
   Changes in operating assets and liabilities
      which increase (decrease) cash flow:
      Accounts receivable                            (722,440)          292,642
      Inventories                                    (521,036)          (40,377)
      Prepaid expenses                               (206,882)              223
      Federal income tax                               34,948           (13,948)
      Accounts payable and accrued expenses         1,695,645            98,193
      Deposits                                        (11,085)          (10,324)
      Officers' loan payable                            -                (2,500)
                                                --------------    --------------
                                                      547,479           365,758
                                                --------------    --------------

NET CASH TO OPERATING ACTIVITIES                $  (3,849,133)    $    (429,540)
                                                ==============    ==============




    The accompanying notes are an integral part of the financial statements.

                   CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998




NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

               This summary of significant accounting policies of Clarion Technologies, Inc. and Subsidiaries is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

               PRINCIPLES OF CONSOLIDATION
               ---------------------------

               At the close of business on December 31, 1997, Clarion Technologies, Inc. purchased all of the outstanding common stock of Clarion Plastics Technologies, Inc. Upon consummation of this transaction, the former sole stockholder of Clarion Plastics Technologies, Inc. became the holder of a minority share of the common stock of the Company. Accordingly, the transaction has been accounted for as a purchase of Clarion Plastics Technologies, Inc. by Clarion Technologies, Inc. as of December 31, 1997. The accompanying consolidated financial statements include the results of operations of Clarion Technologies, Inc. and Subsidiaries for the years ended December 31, 1998 and 1997. All significant intercompany activities between Clarion Technologies, Inc. and its wholly-owned subsidiaries have been eliminated in consolidation.

               During 1998, Clarion Technologies, Inc. began operations of Clarion Specialty Products, Inc.

               BUSINESS ACTIVITY
               -----------------

               As of 1998, Clarion Technologies, Inc. and Clarion Plastics Technologies, Inc. changed its name from Clarion House, Inc. and Triangle Plastics, Inc., respectively.

               Clarion Technologies, Inc. is a holding company.

               Clarion Plastics Technologies, Inc. was incorporated in Ohio during 1984. Clarion Specialty Products, Inc. and Rose and Associates, Inc. were incorporated in Ohio and Delaware, respectively in 1998.

               Clarion Plastics Technologies, Inc. and Clarion Specialty Products, Inc. manufacture a variety of plastic items to various industries. Rose and Associates, Inc. is a sales and marketing company.

                   CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1998




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

               DEPRECIATION
               ------------

               Depreciation is calculated by use of the straight-line and accelerated cost recovery methods over useful lives of 5 to 12 years.

               INCOME TAXES
               ------------

               Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the financial statement reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

                   CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1998




NOTE 2 -       INVENTORIES:

               The various components of inventories are summarized as follows for the years ended December 31, 1998 and 1997:

                                                     1998               1997
                                                --------------    --------------

                 Work in process                $      57,876     $      11,423
                 Packaging material                    89,417             2,715
                 Raw material                         344,206           123,762
                 Finished goods                       289,200            90,111
                 Repair parts                              -             31,652
                                                --------------    --------------

                                                $     780,699     $     259,663
                                                ==============    ==============


NOTE 3 -       LINE OF CREDIT:

               At December 31, 1997, the Company had drawn $213,728 under lines-of-credit agreements with a bank. The agreement allowed maximum borrowings of $275,000 at December 31, 1997. As of December 31, 1998 the lines-of-credit were paid in full.


NOTE 4 -       LONG-TERM DEBT:

                                                                            DECEMBER 31,
                                                                  --------------------------------
                                                                       1998              1997
                                                                  --------------    --------------
               Long-term debt consists of the following:

               Note payable - bank, in monthly installments
               of $8,108, plus interest at 9.75% per annum.
               The note is secured by all accounts receivable,
               inventory and equipment.  Note is due
               September 2002.                                    $     312,809     $     365,160

               Note payable- bank, in monthly installments
               of $634, variable interest not to exceed
               25% per annum. Interest at December 31,
               1998 and 1997 was 9.50% . The note is
               secured by equipment.  Note is due August 2002.           23,149            28,504

                   CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1998




NOTE 4 -       LONG-TERM DEBT - CONTINUED:

                                                                            DECEMBER 31,
                                                                  --------------------------------
                                                                       1998              1997
                                                                  --------------    --------------
               Note payable - bank, in monthly installments of
               $2,995, plus interest of 9.00% per annum. The
               note is secured by all accounts receivable,
               inventory and equipment.  Note is due October 2001        89,602           116,170
                                                                  --------------    --------------
                                                                        425,560           509,834
               Less current portion of long-term debt                   104,063            90,443
                                                                  --------------    --------------
               Long-term debt                                     $     321,497     $     419,391
                                                                  ==============    ==============

               Maturities of long-term debt are as follows:

               Year ending December 31:

                 1999                                                               $     104,063
                 2000                                                                     114,233
                 2001                                                                     119,384
                 2002                                                                      87,880
                                                                                    --------------

                                                                                    $     425,560
                                                                                    ==============


NOTE 5 -       LEASES:

               The Clarion Plastics Technologies, Inc. and Clarion Specialty Products, Inc. lease their buildings on a month to month basis. Under the leasing arrangements the Company pays $9,375 per month. Total rental expense under the operating lease was $91,381 during 1998.

               Clarion Technologies, Inc. leases an office expiring in April 1999 with payments of $4,960 per month.

               The Company also leases equipment under operating leases. Future minimum lease payments required under the leases are as follows:

                 1999                                                               $      13,179
                 2000                                                                      13,179
                 2001                                                                      11,271
                 2002                                                                       7,655
                 2003                                                                       3,543
                                                                                    --------------

                 Total minimum lease payments                                       $      48,827
                                                                                    ==============

               The Company also leases property under capital leases expiring in years through 2001. The assets and liabilities under capital leases are recorded at the lower of the minimum lease payments or the fair value of the equipment.

                   CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1998




NOTE 5 -       LEASES - CONTINUED:

               Minimum lease payments under capital leases are as follows:

                 1999                                                               $      19,016
                 2000                                                                      20,808
                 2001                                                                       9,953
                                                                                    --------------
                 Total minimum lease payments                                              49,777
                 Less current portion                                                      19,016
                                                                                    --------------

                                                                                    $      30,761
                                                                                    ==============


 NOTE 6 -      FEDERAL INCOME TAX:

               The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, ACCOUNTING FOR INCOME TAXES, which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to effect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will more likely than not be realized. Deferred income taxes have been provided for timing differences related to depreciation expense.

                   CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1998




 NOTE 6 -      FEDERAL INCOME TAX - CONTINUED:

               The Company and Subsidiaries' total deferred tax assets, deferred tax liabilities and deferred tax asset valuation allowances at December 31, 1998 are as follows:

                                                        CLARION          CLARION            ROSE
                                     CLARION           SPECIALTY         PLASTICS            AND
                                   TECHNOLOGIES        PRODUCTS        TECHNOLOGIES       ASSOCIATES
                                       INC.              INC.              INC.              INC.             TOTAL
                                  --------------    --------------    --------------    --------------    --------------
               Total deferred
                  tax assets      $     790,000     $     119,800     $   1,005,500     $       5,300     $   1,920,600
               Total deferred
                 tax liability               -             (6,000)          (76,000)               -            (82,000)
                                  --------------    --------------    --------------    --------------    --------------
                                        790,000           113,800           929,500             5,300         1,838,600
               Less valuation
                 allowance             (790,000)         (113,800)         (929,500)           (5,300)       (1,838,600)
                                  --------------    --------------    --------------    --------------    --------------

               Total deferred
                 tax assets       $          -      $          -      $          -      $          -      $          -
                                  ==============    ==============    ==============    ==============    ==============

               The deferred tax assets have been recorded based on accrued vacation and a net operating loss carryforward.

               The deferred tax liability is based on the book-tax depreciation difference.

               The federal income tax benefit was calculated as follows for December 31:

                                                                                             1998              1997
                                                                                        --------------    --------------

                 Deferred tax provision                                                 $      35,200     $     (12,900)
                 Refundable federal tax                                                       (21,822)           (1,048)
                                                                                        --------------    --------------

                                                                                        $      13,378     $     (13,948)
                                                                                        ==============    ==============

                   CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1998




 NOTE 6 -      FEDERAL INCOME TAX - CONTINUED:

               The following is a schedule of net operating loss carryforwards at December 31, 1998:

                  SEPARATE YEARS
                  --------------

                     CLARION                            EXPIRATION
                TECHNOLOGIES, INC.                         DATE
                ------------------                      ----------

                      AMOUNT
                      ------

                  $      23,200                            2006
                         13,500                            2007
                         84,600                            2009
                        162,200                            2010
                         30,700                            2011
                        795,300                            2012
                  --------------

                  $   1,109,500
                  ==============

               CLARION PLASTICS
               TECHNOLOGIES, INC.
               ------------------

                      AMOUNT
                      ------

                  $      71,000                            2012
                  ==============

                   CONSOLIDATED
                   ------------
                      AMOUNT
                      ------

                  $   4,550,000                            2013
                  ==============

                   CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1998




NOTE 7 -       STOCK OPTIONS:

               On December 31, 1998, the Company granted the following stock options to various persons in key management positions:

               Number                                                Risk-free
               of             Exercise           Expiration           Interest         Expected         Expected      Dividend
               Shares          Price                Date                Rate             Life          Volatility       Yield
               ---------    ------------    ---------------------    -----------    --------------    ------------   -----------

                25,000         $2.00        August 19, 1999                  -        1.625 years             20%            0%
                30,000          1.00        April 20, 2001                 1.4%        3.29 years             20%            0%
                50,000          2.00        October 1, 2001                0.2%        3.75 years             20%            0%
               120,000          5.00        December 31, 2001                -            4 years             20%            0%
               100,000          3.75        December 31, 2001                -            4 years             20%            0%
                45,000          1.00        March 1, 1999                    -         1.17 years             20%            0%
                31,796          0.824       March 1, 1999                  0.1%        1.17 years             20%            0%
                75,000          1.000       October 1, 2001                  -         3.75 years             20%            0%

               The fair value of each option granted based on the Black-Scholes Model as of the grant date is negligible. Therefore, no compensation expense has been recorded.


NOTE 8 -       EMPLOYEE BENEFIT PLAN:

               The Company maintains a retirement plan for its employees governed under Section 401(k) of the Internal Revenue Code. The Plan requires the Company to make certain minimum contributions and permits additional discretionary contributions. Expense for 1998 and 1997 amounted to $4,005 and $5,173, respectively.


NOTE 9 -       MAJOR CUSTOMER:

               During 1997, the Company lost a major customer, sales to which exceeded 20% of the Company's revenues. Revenues from sales to this customer were approximately $1,861,000 . The Company had an accounts receivable balance from this customer of approximately $509,000 . This customer also provided 20% of the Company's supplies.

               The financial impact of the above is undetermined.

                   CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1998




NOTE 10 -      SPIN-OFF OF SUBSIDIARY:

               Effective December 18, 1997, the Company spun off its subsidiary Insecta-Sales, Inc. The transaction was accomplished by delivering the stock of Insecta-Sales, Inc. to the holders of 1,000,000 post-split shares of common stock of Clarion Technologies, Inc.


NOTE 11 -      BUSINESS ACQUISITION:

               On December 31, 1997, Clarion Technologies, Inc. acquired the common stock of Clarion Plastics Technologies, Inc. Clarion Technologies , Inc. issued 250,000 shares of its $.01 par value common stock at $.25 per share ($62,500 total purchase price) in exchange for all of the outstanding common stock of Clarion Plastics Technologies, Inc. The acquisition was recorded using the purchase method of accounting and has been reflected in the accompanying consolidated financial statements accordingly. Goodwill amounting to $230,849 has been recorded during the elimination process and will be amortized over 15 years beginning January 1, 1998.

               The following is a summary of operations for Clarion Plastics Technologies, Inc. for the year ended December 31, 1997:

                    Sales                                         $   3,264,022
                    Cost of sales                                     3,011,991
                                                                  --------------
                    Gross profit                                        252,031
                    Selling, general and administrative expenses        289,903
                                                                  --------------
                    Loss from operations                                (37,872)
                    Other operating income (expense):
                       Interest expense                                 (74,301)
                       Gain on sale of assets                               247
                                                                  --------------
                                                                        (74,054)
                                                                  --------------
                    Loss before income taxes                           (111,926)
                    Deferred income tax benefit                          13,948
                                                                  --------------

                    Net loss                                      $     (97,978)
                                                                  ==============

                   CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1998




NOTE 11 -      BUSINESS ACQUISITION - CONTINUED:

               On June 15, 1998 Clarion Technologies, Inc. acquired the common stock of Rose and Associates, Inc. Clarion Technologies, Inc. issued 950,000 shares of its $.01 par value common stock at $2 per share in exchange for all of the outstanding common stock of Rose and Associates, Inc. The acquisition was recorded using the purchase method of accounting and has been reflected in the accompanying consolidated financial statements accordingly. Goodwill amounting to $950,000 has been recorded during the elimination process and will be amortized over 15 years beginning in 1998.


NOTE 12 -      CONTINGENCY

               Clarion Technologies Inc. is a defendant in a lawsuit. The Company believes the suit are completely without merit and intends to vigorously defend its position. As of December 31, 1998, probability of a favorable or unfavorable outcome can not be determined.


NOTE 13 -      SUBSEQUENT EVENTS:

               FINANCING
               ---------

               Clarion Technologies, Inc. entered into a long-term financing arrangement subsequent to February 15, 1999. The funds will be used to finance the Company's working capital needs, building construction and machinery purchases.

               COMMITMENTS
               -----------

               As of December 31, 1998 Clarion Plastics Technologies, Inc. is in the process of constructing a new building. Total cost incurred during the year amount to the following:

                      Land                                        $     187,565
                      Building and machinery                          6,378,609
                                                                  --------------

                                                                  $   6,566,174
                                                                  ==============

                   CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1998





NOTE 13 -      SUBSEQUENT EVENTS - CONTINUED:

               At February 15, 1999, Clarion Plastics Technologies, Inc. total estimated cost of the building is $8,650,000. The estimated cost of new equipment purchases for 1999 is $8,636,000. The Company obtained $3.15 million in mortgage financing on the building subsequent to February 15, 1999.

               On January 15, 1999 Clarion Technologies, Inc. terminated a consulting agreement with Invest L'Inc., a Nevada corporation. Clarion Technologies, Inc. will pay Invest L'Inc. $42,000 on March 1, 1999. The cost comprised of $32,000 for the 1998 overhead related to the use by Clarion Technologies, Inc. of Invest L'Inc. office space and $10,000 of travel and miscellaneous expenses.

               Clarion Technologies, Inc. entered into a consulting agreement on January 15, 1999 with Invest L'Inc., a Nevada corporation. The term of the agreement shall commence on January 15, 1999 and continue for a period of 48 months at $15,000 a month. The total cost of this consulting agreement is as follows:

               Year Ended December 31:

                      1999                                        $     165,000
                      2000                                              180,000
                      2001                                              180,000
                      2002                                              180,000
                      2003                                               15,000
                                                                  --------------

                                                                  $     720,000
                                                                  ==============


NOTE 14 -      PRESENTATION

               Due to comparative financial statements, December 31, 1997 items have been modified to conform with December 31, 1998.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Inapplicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers
--------------------------------

         Incorporated by reference from the information under the caption "I. Election of Directors - Information Concerning Nominees" in the 1999 Information Statement.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         Incorporated by reference from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1999 Information Statement.


ITEM 10. EXECUTIVE COMPENSATION.

         Incorporated by reference from the information under the caption "Executive Compensation and Other Information" in the 1999 Information Statement.

EMPLOYMENT AGREEMENTS

         Incorporated by reference from the information under the caption "Employment Agreements" in the 1999 Information Statement.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated by reference from the information under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the 1999 Information Statement.


ITEM 12..CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated by reference from the information under the caption "Certain Relationships and Transactions" in the 1999 Information Statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)

         2.1* Agreement of Merger (Reincorporation in Delaware) dated June 5, 1998, by and between Clarion House, Inc., a Nevada corporation and Clarion Technologies, Inc., a Delaware corporation.

         2.2 Agreement and Plan of Reorganization by and between Clarion Technologies, Inc., R. Townley Rose, Jr. and Rose & Associates, Inc., dated June 3, 1998.

         2.3 Agreement by and between Clarion Technologies, Inc. and R. Townley Rose, Jr., dated March 31, 1999.

         3.1* Certificate of Incorporation of the Company

         3.2* Bylaws of the Company

         4.1** Specimen of Common Stock Certificate

         10.1 1998 Stock Option Plan

         10.2 Employment Agreement, dated April 1, 1998, between the Company and
R. Townley Rose, Jr.

         10.3 Amendment No. 1 to Employment Agreement, dated March 31, 1999, between the Company and R. Townley Rose, Jr.

         10.4 Employment Agreement, dated October 29, 1998, between the Company and Robert W. Martin.

         10.5 Employment Agreement, dated January 1, 1999, between the Company and Jack D. Rutherford.

         21.1 Subsidiaries of the Company

         27.1 Financial Data Schedule.

---------------

* Incorporated herein by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission October 27, 1998.

**       Incorporated herein by reference to the Company's registration
Statement on Form 10-SB filed with the Securities and Exchange Commission on August 12, 1994 (Reg. No. 0-24690)


(b)      REPORTS ON FORM 8-K.

         The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on October 27, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CLARION TECHNOLOGIES, INC.


Date:  March 31, 1999             By:    /S/ JACK D. RUTHERFORD
                                     -------------------------------------------
                                     Jack D. Rutherford, Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                  TITLE                                       DATE
---------                                  -----                                       ----

/S/ JACK D. RUTHERFORD                     Chairman  of the Board, Chief Executive     March 31, 1999
------------------------------------       Officer and Director
JACK D. RUTHERFORD


/S/ ROBERT W. MARTIN
------------------------------------       Chief Financial Officer and Secretary       March 25, 1999
ROBERT W. MARTIN


/S/ R. TOWNLEY ROSE, JR
------------------------------------       Executive Vice President and Director       March 31, 1999
R. TOWNLEY ROSE, JR.


/S/ HARRINGTON BISCHOF
------------------------------------       Director                                    March 25, 1999
HARRINGTON BISCHOF


____________________________________       Director                                    March ___, 1999
BRYAN C. CRESSEY


/S/ TERENCE M. GRAUNKE
------------------------------------       Director                                    March 31, 1999
TERENCE M. GRAUNKE


/S/ BRIAN C. MANOOGIAN
------------------------------------       Director                                    March 24, 1999
BRIAN C. MANOOGIAN


/S/ FRANK T. STECK
------------------------------------       Director                                    March 25, 1999
FRANK T. STECK


/S/ CRAIG WIERDA
------------------------------------       Director                                    March 24, 1999
CRAIG WIERDA


/S/ TROY D. WISEMAN
------------------------------------       Director                                    March 31, 1999
TROY D. WISEMAN
