Form 10QSB
period 1999-03-31
CLARION TECHNOLOGIES INC/DE/
filed 1999-05-17
CIK 835409

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1999

                                       or

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


         1901 North Roselle Road, Suite 340, Schaumburg, Illinois 60195
         --------------------------------------------------------------
                    (Address of principal executive offices)


                                 (847) 490-9900
                ------------------------------------------------
                (Issuer's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes X No
    ---  ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 14, 1999, the Company had 16,508,592 shares of common stock issued and outstanding.

         Transitional Small Business Disclosure Format (check one);  Yes   No X
                                                                        ---  ---
DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                           CLARION TECHNOLOGIES, INC.
                                FORM 10-QSB INDEX

This report contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and is subject to the safe harbor created by that section. Statements regarding future operating performance, new programs expected to be launched and other future prospects and developments are based upon current expectations and involve certain risks and uncertainties that could cause actual results and developments to differ materially. Potential risks and uncertainties include such factors as demand for the company's products, pricing, the company's growth strategy, including its ability to consummate and successfully integrate future acquisitions, industry cyclicality and seasonality, the company's ability to continuously improve production technologies, activities of competitors and other risks detailed in the company's Annual Report on Form 10-KSB for the year ended December 31, 1998 and other filings with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION                                              Page

      Item 1.  Financial Statements

               Consolidated Balance Sheets as of March 31, 1999
               (unaudited) and December 31, 1998                               3

               Consolidated Statements of Earnings (unaudited) for the
               Three Month Periods Ended March 31, 1999 and 1998               4

               Consolidated Statements of Cash Flows (unaudited) for the
               Three Month Periods Ended March 31, 1999 and 1998               5

               Notes to Consolidated Interim Financial Statements              6

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                       7

PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings                                               9

      Item 2.  Changes in Securities and Use of Proceeds                       9

      Item 3.  Defaults Upon Senior Securities                                 9

      Item 4.  Submission of Matters to a Vote of Security Holders             9

      Item 5.  Other Information                                               9

      Item 6.  Exhibits and Reports on Form 8-K                                9


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CLARION TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                DECEMBER 31, 1998       MARCH 31, 1999
                                                                -----------------     -----------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                    $        4,009,0      $      3,713,271
   Accounts receivable - trade                                         1,050,208             1,330,217
   Closing costs                                                               0               233,964
   Inventories                                                           780,699             1,113,981
   Prepaid tooling                                                             0               161,628
   Prepaid expenses                                                      206,882                31,651
                                                                -----------------     -----------------
       Total Current Assets                                            6,046,834             6,584,712
PROPERTY, PLANT AND EQUIPMENT
   Land                                                                  187,565               187,565
   Machinery and equipment                                             3,574,646             3,590,202
   Vehicles                                                               25,955                25,955
   Furniture and fixtures                                                311,380                94,466
   Office equipment                                                            0               248,145
   Leasehold improvements                                                 38,579                38,578
   Construction in progress                                            6,378,609            15,249,942
                                                                -----------------     -----------------
                                                                      10,516,734            19,434,853
   Less accumulated depreciation                                       1,118,873             1,204,710
                                                                -----------------     -----------------
                                                                       9,397,861            18,230,143
OTHER ASSETS
   Deposits                                                               12,085                21,677
   Goodwill                                                            1,102,126             1,073,879
                                                                -----------------     -----------------
      TOTAL ASSETS                                                    16,558,906            25,910,412
                                                                =================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current portion of long-term debt                                     104,063               104,063
   Current portion of obligations under capital leases                    19,016                19,016
   Accounts payable
       Trade                                                           3,942,945             7,226,080
       Construction Cost                                               4,430,060                     0
                                                                -----------------     -----------------
                                                                       8,373,005             7,572,020
   Accrued expenses                                                      232,163               187,861
   Officer's loan                                                              0                35,000
                                                                -----------------     -----------------
      Total Current Liabilities                                        8,728,247             7,572,020

DEFERRED TAX LIABILITY                                                         0                 1,300
LONG-TERM DEBT                                                           321,497             6,417,087
CAPITAL LEASE OBLIGATIONS                                                 30,761                26,950
                                                                -----------------     -----------------
      TOTAL LIABILITIES                                                9,080,505            14,017,357
STOCKHOLDERS' EQUITY:
  Common Stock, $.001 par value, authorized
    20,000,000 shares, 13,468,893 shares issued
    and outstanding at December 31, 1998 and
    16,725,402 shares issued and outstanding at
    March 31, 1999                                                        13,469                16,725
Additional paid in capital                                            13,372,911            19,168,053
Accumulated deficit                                                   (5,907,979)           (7,291,723)
                                                                -----------------     -----------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      16,558,906            25,910,412
                                                                =================     =================


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                           CLARION TECHNOLOGIES, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                               --------------------------------------
                                                                     1998                 1999
                                                               -----------------    -----------------

Sales                                                          $        623,572     $      1,320,986
Cost of goods sold                                                      643,905            1,631,920
                                                               -----------------    -----------------
Gross profit (loss)                                            $        (20,332)    $       (310,934)

Selling, general and
  administrative expenses                                               288,641            1,170,881
                                                               -----------------    -----------------
    Operating profit (loss)                                    $       (308,973)    $     (1,481,816)

Other income (expense)
    Interest expense (income)                                           (22,886)              18,853
    Loss (gain) on mold sales                                                 0               (7,522)
                                                               -----------------    -----------------
Earnings (loss) before
  income taxes                                                         (331,859)          (1,493,146)
                                                               -----------------    -----------------
Net earnings (loss)                                            $       (331,859)          (1,493,146)
                                                               =================    =================
Earnings per share from
  continuing operations                                        $           (.06)
                                                               =================    =================

Shares used in computation                                            5,703,927
                                                               =================    =================


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                           CLARION TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                      -------------------------------------
                                                                            1998                1999
                                                                      -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                 $       (331,859)   $     (1,493,146)
  Adjustments to reconcile net earnings to net
    cash provided by (used in) operations
     Depreciation and amortization                                              47,597             114,083
  Changes in operating assets and liabilities
     Decrease (increase) in accounts receivable                                (57,250)           (280,009)
     Decrease (increase) in construction accounts
       receivable                                                                    0            (233,964)
     Decrease (increase) in inventories                                         23,198            (333,281)
     Decrease (increase) in prepaid tooling                                    (47,797)            (38,572)
     Decrease (increase) in prepaid expense                                          0              (3,782)
     Decrease (increase) in deposits                                                 0             (18,867)
     Increase (decrease) in accounts payable                                   299,053          (1,145,722)
     Increase (decrease) in accrued liabilities                                (35,629)            117,630
     Increase (decrease) in officer's loan payable                                   0              35,000
                                                                      -----------------   -----------------
       Net cash provided by (used in) operating activities                    (177,734)         (3,280,631)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                   (25,164)         (8,918,120)
                                                                      -----------------   -----------------
       Net cash provided by (used) in investing activities                     (25,164)         (8,918,120)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in line of credit                                                  52,122                   0
  Payments on long-term debt                                                   (27,668)           (342,981)
  Capital lease payments                                                        (4,232)             (3,809)
  Sale of company stock                                                        279,500           5,811,648
  Borrowings from long-term debt                                                     0           6,438,571
                                                                      -----------------   -----------------
       Net cash provided by (used in) financing activities                     299,721          11,903,429
                                                                      -----------------   -----------------

       Net increase (decrease) in cash                                          96,823            (295,321)
                                                                      -----------------   -----------------

Cash at beginning of period                                                     10,265           4,007,843
                                                                      -----------------   -----------------

Cash at end of period                                                          107,088           3,712,521
                                                                      =================   =================


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           CLARION TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments have been included and all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.

Results for interim periods should not be considered indicative of results for a full year. The year-end consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

NOTE B - STOCKHOLDERS' EQUITY

The historical stockholders' equity amount has been reclassified to conform with the 1999 presentation of the stockholders' equity amount. This reclassification reflects the change in the par value of the Company's common stock from $.01 to $.001 following the reincorporation of the Company in the State of Delaware which was effected on October 2, 1998.

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

RESULTS OF OPERATIONS

         The Company's results of operations for the three month ended March 31, 1999 increased 113% to $1.32 million from $0.62 million for the comparable quarter of 1998. The increase in sales is due primarily to continued start-up of the Company's operations. Cost of goods sold increased 155% to $1.63 million for the three months ended March 31, 1999 from $0.64 million for the comparable quarter of 1998. As a percent of net sales, cost of goods sold increased to 124% from 104%. The increase in cost of goods sold as a percentage of net sales in the current year is primarily due to start-up staffing and operations at the new facility in Montpelier, Ohio.

         The Company's gross loss increased by 1,424% to $0.31 million for the three months ended March 31, 1999 from $20,332 for the comparable quarter of 1998. The gross loss is a result of insufficient sales levels to support manufacturing costs, such as materials and labor.

         Selling, general and administrative expenses increased by 304% to $1.17 million for the three month period ended March 31, 1999 as compared to $0.29 million for the three month period ended March 31, 1998. Selling, general and administrative expenses increased as a percentage of net sales from 47% for the first quarter of 1998 to 89% for the first quarter of 1999. The increase is primarily the result of the addition of executive personnel to support the Company's expanded operations and the costs involved with the Company satisfying its SEC reporting obligations.

         Operating loss increased to $1.48 million for the three months ended March 31, 1999 from $0.31 million for the three months ended March 31, 1998.

         Interest expense increased by $41,739 to $18,853 for the three months ended March 31, 1999 from an interest income of $22,886 for the three months ended March 31, 1998. The interest expense was primarily due to the financing obtained to acquire property and equipment.

         Net loss increased by $1.16 million to $1.49 million for the three months ended March 31, 1999 from a loss of $0.33 million for the three months ended March 31, 1998. The increase in net loss for the current year is primarily due to staffing, training and start-up operating expenses at the Montpelier facility.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital needs and capital equipment requirements have increased as a result of the growth of the Company and are expected to continue to increase as a result of anticipated growth. Increases in required working capital and capital equipment requirements are expected to be met from cash flow from operations, equipment financing, revolving credit borrowings and the sale of the Company's equity securities. As of March 31, 1999, the Company had a deficiency in working capital of approximately $0.99 million.

         The Company's operations used cash flow of $3.28 million for the three months ended March 31, 1999. Cash used by operating activities in the period was primarily the result of a net loss, depreciation and amortization, and changes in working capital due to increases in accounts receivable, inventories and construction advance receivable, and a decrease in accounts payable. The Company used cash in investing activities of $8.92 million for the three months ended March 31, 1999. Cash used in investing activities was for the purchase of property, plant and equipment. The Company generated $11.90 million in cash flow from financing activities for the three months ended March 31, 1999. The financing activities in the period were primarily a result of the sale of Company stock and borrowings from long-term debt.

         The liquidity provided by the Company's credit facilities, combined with cash flow from operations and financing activities, is expected to be sufficient to meet the Company's anticipated working capital and capital expenditure needs for existing operations for at least twelve months. There can be no assurance, however, that such funds will not be expended prior thereto due to changes in economic conditions or other unforeseen circumstances, requiring the Company to obtain additional financing prior to the end of such twelve month period. In addition, the Company intends to pursue, as part of its business strategy, future growth through opportunistic acquisitions which may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, the Company may be required to obtain additional debt or equity financing in connection with such future acquisitions. There can be no assurance, however, that additional financing will be available to the Company, when and if needed, on acceptable terms or at all.

YEAR 2000 COMPLIANCE

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than twelve months, computer systems and software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. The Company has conducted an evaluation of the actions necessary to ensure that its business critical computer systems will be able to function without disruption with respect to the application of dating systems in the year 2000. As a result of this evaluation, the Company is engaged in the process of upgrading, replacing and testing certain of its information and other computer systems so as to be able to operate without disruption due to Year 2000 issues. The Company is also evaluating the ability of its key suppliers to operate without disruption due to Year 2000 issues. The Company's remedial actions are scheduled to be completed no later than second quarter of 1999 and based on information currently available, the Company does not anticipate the costs of its remedial actions will be material to the Company's results of operations and financial condition and are being expensed as incurred.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Inapplicable.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended March 31, 1999, the Company sold 2,882,490 shares of Common Stock at $2.00 per share. The offering was conducted pursuant to Section 4(2) and Rule 506 of Regulation D promulgated under the Act.
There were no underwriters involved in the transaction.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Inapplicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Inapplicable.


ITEM 5.  OTHER INFORMATION

         Inapplicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits and Index of Exhibits

                  27.1 Financial Data Schedule

         (b)  Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K on May 13,
                  1999.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CLARION TECHNOLOGIES, INC.



Dated:  May 17, 1999                By: /s/ ROBERT W. MARTIN
                                       -----------------------------------------
                                       Robert W. Martin, Chief Financial Officer