Form 10QSB
period 1999-06-30
CLARION TECHNOLOGIES INC/DE/
filed 1999-08-20
CIK 835409

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1999

                                       or

[   ]    TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from _____________ to ______________


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 17, 1999, the Company had 17,286,830 shares of common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION                                                          Page

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 30, 1999
                  (unaudited) and December 31, 1998                                       3

                  Consolidated Statements of Earnings (unaudited) for the
                  Three and Six Month Periods Ended June 30, 1999 and 1998                4

                  Consolidated Statements of Cash Flows (unaudited) for the
                  Six Month Periods Ended June 30, 1999 and 1998                          5

                  Notes to Consolidated Interim Financial Statements                      6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                               7

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                      10

         Item 2.  Changes in Securities and Use of Proceeds                              10

         Item 3.  Defaults Upon Senior Securities                                        10

         Item 4.  Submission of Matters to a Vote of Security Holders                    10

         Item 5.  Other Information                                                      10

         Item 6.  Exhibits and Reports on Form 8-K                                       11


                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                           CLARION TECHNOLOGIES, INC.
                                           CONSOLIDATED BALANCE SHEETS
                                                   (UNAUDITED)
                                                              DECEMBER 31, 1998       JUNE 30, 1999
                                                            --------------------   --------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                $         3,880,347    $         1,765,565
   Accounts receivable - trade                                        1,785,092              2,709,739
   Inventories                                                          970,013              1,651,478
   Prepaid tooling                                                            0                257,262
   Prepaid expenses                                                     254,091                 97,346
   Refundable federal tax                                                70,251                 24,520
                                                            --------------------   --------------------
      Total Current Assets                                            6,959,794              6,505,910
PROPERTY, PLANT AND EQUIPMENT
   Land                                                                 187,565                187,565
   Machinery and equipment                                            4,885,885              4,757,117
   Vehicles                                                              36,447                 36,447
   Furniture and fixtures                                               553,646                339,194
   Office equipment                                                     793,805              1,061,082
   Leasehold improvements                                                46,746                 43,885
   Construction in progress                                           6,378,609             16,295,354
                                                            --------------------   --------------------

   Less accumulated depreciation                                      2,573,942              2,926,081
                                                            --------------------   --------------------
                                                                     10,308,761             19,794,563
OTHER ASSETS
   Deferred tax credit                                                   50,000                 66,000
   Deposits                                                              20,435                 74,503
   Goodwill                                                           1,102,126              1,045,433
                                                            --------------------   --------------------
      TOTAL ASSETS                                                   18,441,116             27,486,409
                                                            ====================   ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Line of credit                                                       600,000              1,733,198
   Current portion of long-term debt                                    377,547                377,547
   Current portion of obligations under capital leases                   19,016                 19,016
   Accounts payable
     Trade                                                            4,575,174              4,948,116
     Construction costs                                               4,430,060                925,959
                                                            --------------------   --------------------

   Accrued expenses                                                     171,287                243,824
      Total Current Liabilities                                      10,173,084              8,247,660

DEFERRED TAX LIABILITY                                                        0                  1,300
LONG-TERM DEBT                                                          591,057              9,204,135
CAPITAL LEASE OBLIGATIONS                                                30,761                 22,218
                                                            --------------------   --------------------
      TOTAL LIABILITIES                                              10,794,902             17,475,313
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, authorized
    20,000,000 shares, 13,468,893 shares issued
    and outstanding at December 31, 1998 and
    17,286,830 shares issued and outstanding at
    June 30, 1999                                                        13,469                 17,287
Additional paid in capital                                           13,488,471             19,746,588
Accumulated deficit                                                  (5,855,726)            (9,752,579)
                                                            --------------------   --------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $        18,441,116    $        27,486,409
                                                            ====================   ====================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                           CLARION TECHNOLOGIES, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                                    (UNAUDITED)

                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                        JUNE 30,                          JUNE 30,
                                          -----------------------------------  ------------------------------
                                               1998               1999               1998               1999
                                          ---------------   ---------------  ---------------  ---------------

Sales                                     $    2,101,262    $    3,615,306   $    4,342,368   $    6,462,602
Cost of goods sold                             1,801,312         3,919,754        3,516,133        6,758,307
                                          ---------------   ---------------  ---------------  ---------------
Gross profit (loss)                       $      299,950    $     (304,448)  $      826,235   $     (295,705)

Selling, general and
  administrative expenses                      1,091,983         1,641,302        1,842,579        3,133,399
                                          ---------------   ---------------  ---------------  ---------------
    Operating profit (loss)               $     (792,033)   $   (1,945,750)  $   (1,016,344)  $   (3,429,104)

Other income (expense)
    Interest expense (income)                     58,224           245,287          112,415          292,074
    Loss (gain) on mold sales                      1,922           (14,444)          (1,922)         (22,104)
    Loss (gain) on sale of assets                      0           229,866                0          229,866
                                          ---------------   ---------------  ---------------  ---------------
Earnings (loss) before
  income taxes                                  (852,179)       (2,406,459)      (1,130,681)      (3,928,940)
                                          ---------------   ---------------  ---------------  ---------------

Income tax expense (refund)                      (13,966)          (22,109)           3,502          (31,887)
                                          ---------------   ---------------  ---------------  ---------------
Net earnings (loss)                       $     (838,213)       (2,384,350)      (1,134,183)      (3,897,053)
                                          ===============   ===============  ===============  ===============
Earnings per share from
  continuing operations (basic)           $        (0.13)   $        (0.14)  $        (0.19)  $        (0.24)
                                          ===============   ===============  ===============  ===============

Shares used in computation                     6,355,983        17,233,718        5,875,006       16,168,257
                                          ===============   ===============  ===============  ===============

Earnings per share from
  continuing operations (diluted)         $        (0.13)   $        (0.13)  $        (0.18)  $        (0.24)
                                          ===============   ===============  ===============  ===============

Shares used in computation                     6,679,776        17,558,718        6,185,450       16,518,855
                                          ===============   ===============  ===============  ===============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                           CLARION TECHNOLOGIES, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)
                                                                            SIX MONTHS ENDED JUNE 30,
                                                                     ---------------------------------------
                                                                            1998                   1999
                                                                     ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                $      (1,134,183)   $      (3,897,053)
  Adjustments to reconcile net earnings to net
    cash provided by (used in) operations
     Depreciation and amortization                                             275,070              446,104
  Changes in operating assets and liabilities
     Decrease (increase) in accounts receivable                                 76,604             (924,647)
     Decrease (increase) in inventories                                        (33,759)            (681,465)
     Decrease (increase) in prepaid tooling                                    (83,742)            (257,262)
     Decrease (increase) in prepaid expense                                    (23,632)             156,745
     Decrease (increase) in refundable income tax                               65,501               45,731
     Decrease (increase) in deposits                                            (1,600)             (54,068)
     Decrease (increase) in deferred tax credits                               (28,749)             (16,000)
     Increase (decrease) in accounts payable                                  (276,172)          (3,131,159)
     Increase (decrease) in accrued liabilities                                 46,181               72,537
     Increase (decrease) in officer's loan payable                              (3,338)                   0
     Increase (decrease) in deferred tax liability                                   0                1,300
                                                                     ------------------   ------------------
       Net cash provided by (used in)
       operating activities                                                 (1,122,119)          (8,240,537)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                  (614,774)          (9,998,913)
  Sale of Assets                                                                     0              125,000
  Investment in subsidiary                                                  (1,464,007)                   0
                                                                     ------------------   ------------------
       Net cash provided by (used) in
       investing activities                                                 (2,078,781)          (9,873,913)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in line of credit                                                 (16,129)           1,133,198
  Issuance of convertible notes                                              1,205,000                    0
  Payments on long-term debt                                                  (228,574)          (1,096,922)
  Capital lease payments                                                        (7,811)              (8,543)
  Sale of company stock                                                      3,454,188            6,261,935
  Borrowings from long-term debt                                               777,887            9,710,000
                                                                     ------------------   ------------------
       Net cash provided by (used in)
       financing activities                                                  5,184,561           15,999,668
                                                                     ------------------   ------------------

       Net increase (decrease) in cash                                       1,983,661           (2,114,782)
                                                                     ------------------   ------------------

Cash at beginning of period                                                   (135,953)           3,880,347
                                                                     ------------------   ------------------

Cash at end of period                                                        1,847,708            1,765,565
                                                                     ==================   ==================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           CLARION TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.

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

NOTE C - POOLING OF INTERESTS

         The balance sheet as of December 31, 1998 has been restated to reflect the Company's April 29, 1998 acquisition of MITO Plastics, Inc. ("Mito") reported on the Company's Current Report on Form 8-K filed on May 13, 1999. The Company's acquisition of Mito has been accounted for as a pooling of interests. The interim financial information included herein for the three and six month periods ended June 30, 1999 and 1998 includes the results of operation of Mito.

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

GENERAL
-------

         The Company, through Clarion Plastics, is engaged in the injection molding of plastic products for a variety of industries, including medium and heavy truck, heating and air conditioning, railroad, recreational, office furniture, water conditioning and Tier II and Tier III automotive. Clarion Plastics is a full-service supplier providing complete design and manufacturing services.

         In July 1999, the Company completed construction of a new manufacturing facility located in Montpelier, Ohio. The new facility includes manufacturing, warehouse and office space totaling approximately 164,000 square feet and is equipped with large tonnage injection molding machines ranging from 1,000 to 5,000 tons. The Company currently has four facilities with an aggregate of approximately 190,000 square feet of manufacturing, design, warehouse and office space.


RESULTS OF OPERATIONS

REVENUE

         Revenue of $3.61 million in the three month period ended June 30, 1999 increased 72.05% over the second quarter of 1998. On a year to date basis, revenue in the six month period ended June 30, 1999 totaled $6.46 million, an increase of 48.83% over the first two quarters of fiscal 1998. The increase in sales at Clarion Plastics resulted from efforts of the Company's new management team and new customer orders placed in anticipation of the Company's increased manufacturing capacity.

OPERATING EXPENSES

         Cost of revenue was $3.92 million in the second quarter, or 108.42% as a percent of revenue, as compared to $1.80 million and 85.73% as a percent of revenue in the second quarter of the prior year. On a year to date basis, cost of revenue was $6.76 million, or 104.58% as a percent of revenue, as compared to $3.51 million, or 80.97% as a percent of revenue, in the second quarter of the prior year. The increase in cost of goods sold as a percentage of net sales is primarily due to start-up staffing and operations expenses at the new facility in Montpelier, Ohio, incurred in preparation for increased sales levels expected as a result of the Company's current backlog.

         The Company's gross loss in the three month period ended June 30, 1999 was $0.30 million, compared to a gross profit of $0.29 million for the comparable quarter for 1998. On a year to date basis, gross loss in the six month period ended June 30, 1999 was $0.29 million, compared to a gross profit of $0.82 for the first two quarters of fiscal 1998. The gross loss in the current year is a result of insufficient sales levels to support the increased manufacturing overhead costs associated with the start-up of the Company's new production facility in Montpelier, Ohio.

         Selling, general and administrative costs were $1.64 million in the second quarter, compared to $1.09 million in the second quarter of the prior year. First half selling, general and administrative costs were $3.13 million, up 70.06% from $1.84 million the prior year. The increases were due, in part, to the addition of personnel to support the Company's expanded operations and increased expenditures for outside services.

         Operating loss increased to $1.94 million for the three months ended June 30, 1999 from $0.79 million for the three months ended June 30, 1998. On a year to date basis, the Company's operating loss in the six month period ended June 30, 1999 increased to $3.43 million from $1.01 million in the first half of 1998.

         Interest expense increased by 321.87% to $0.24 million for the three months ended June 30, 1999 from an interest expense of $0.06 million for the three months ended June 30, 1998. First half interest expense was $0.29 million from an interest expense of $0.11 million the prior year. The interest expense was primarily due to the financing obtained to acquire property, plant and equipment.

         Net loss increased by $1.55 million to $2.38 million for the three months ended June 30, 1999 from a loss of $0.83 million for the three months ended June 30, 1998. On a year to date basis, the Company's net loss in the six month period ended June 30, 1999 increased to $3.89 million from $1.13 million in the first half of 1998. The increase in net loss for the current year is primarily due to staffing, training and start-up operating expenses at the Montpelier facility.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital needs and capital equipment requirements have increased as a result of the growth of the Company and are expected to continue to increase as a result of anticipated growth. Increases in required working capital and capital equipment requirements are expected to be met from cash flow from operations, equipment financing, revolving credit borrowings and the sale of the Company's equity securities. As of June 30, 1999, the Company had a deficiency in working capital of approximately $1.75 million.

         The Company's operations used cash flow of $8.24 million for the six months ended June 30, 1999. Cash used by operating activities was primarily the result of a net loss, depreciation and amortization, and changes in working capital due to increases in accounts receivable, inventories and prepaid tooling, and a decrease in accounts payable.

         The Company used cash in investing activities of $9.87 million for the year to date. Cash used in investing activities was for the purchase of property, plant and equipment.

         The Company generated $15.99 million in cash flow from financing activities in the first half of 1999. The financing activities in the period were primarily a result of the sale of Company stock and borrowings from long-term debt.

         The liquidity provided by the Company's credit facilities, combined with cash flow from operations and financing activities, is expected to be sufficient to meet the Company's anticipated working capital and capital expenditure needs for existing operations for at least twelve months. There can be no assurance, however, that such funds will not be expended prior thereto due to changes in economic conditions or other unforeseen circumstances, requiring the Company to obtain additional financing prior to the end of such twelve month period. In addition, the Company intends to pursue, as part of its business strategy, future growth through acquisitions which may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, the Company may be required to obtain additional debt or equity financing in connection with such future acquisitions. There can be no assurance, however, that additional financing will be available to the Company, when and if needed, on acceptable terms or at all.

YEAR 2000 COMPLIANCE

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than twelve months, computer systems and software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. The Company has conducted an evaluation of the actions necessary to ensure that its business critical computer systems will be able to function without disruption with respect to the application of dating systems in the year 2000. As a result of this evaluation, the Company is engaged in the process of upgrading, replacing and testing certain of its information and other computer systems so as to be able to operate without disruption due to Year 2000 issues. The Company is also evaluating the ability of its key customers and suppliers to operate without disruption due to Year 2000 issues. The Company's remedial actions are scheduled to be completed no later than third quarter of 1999 and based on information currently available, the Company does not anticipate the costs of its remedial actions will be material to the Company's results of operations and financial condition and are being expensed as incurred.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Inapplicable.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended June 30, 1999, the Company issued shares of Common Stock as follows:

On April 29, 1999, the Company completed the acquisition of MITO Plastics, Inc. in exchange for 310,000 shares of Common Stock.

On April 30, 1999, the Company sold 100,000 shares of Common Stock for $3.50 per share. The offering was conducted pursuant to Section 4(2) promulgated under the Act. There were no underwriters involved in the transaction.

On May 6, 1999, the Company issued 21,428 shares of Common Stock for $3.50 per share. The offering was conducted pursuant to Section 4(2) promulgated under the Act. There were no underwriters involved in the transaction.

On June 2, 1999, the Company issued 30,000 shares of Common Stock at $1.00 per share, pursuant to the exercise of an option granted under an employment agreement. The offering was conducted pursuant to Section 4(2) promulgated under the Act. There were no underwriters involved in the transaction.

On June 10, 1999, the Company sold 100,000 shares of Common Stock for $3.50 per share. The offering was conducted pursuant to Section 4(2) promulgated under the Act. There were no underwriters involved in the transaction.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Inapplicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 24, 1999, the Company's shareholders, acting by majority written consent, did the following: (i) elected a slate of eight directors; (ii) approved an increase in the Company's authorized capital stock from 20,000,000 shares of common stock, $.001 par value, to 40,000,000 shares of common stock, $.001 par value and 1,000,000 shares of preferred stock, $.001 par value; and
(iiii) approved the 1999 Stock Incentive Plan.


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

                                            CLARION TECHNOLOGIES, INC.



Dated:  August 20, 1999                     By:  /s/ ROBERT W. MARTIN
                                               ---------------------------------
                                                     Robert W. Martin,
                                                     Chief Financial Officer