Form 10QSB
period 1999-09-30
CLARION TECHNOLOGIES INC/DE/
filed 1999-11-15
CIK 835409

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended    September 30, 1999
                                   ------------------------
                                     or

[ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from            to
                                   ----------    ----------
    Commission file number 0-24690
                           --------


                         CLARION TECHNOLOGIES, INC.
     -----------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)


              Delaware                            91-1407411
   -------------------------------     ---------------------------------
   (State or other jurisdiction of     (IRS Employer Identification No.)
    incorporation or organization)


        1901 N. Roselle Road, Suite 340, Schaumburg, Illinois 60195
   ---------------------------------------------------------------------
                 (Address of principal executive offices)


                              (847) 490-9900
                        ---------------------------
                        (Issuer's telephone number)


The number of shares outstanding of issuer's common stock, par value $.001 per share, as of October 31, 1999 was 18,937,295 shares.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]


                                                  Exhibit Index on page 17.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


CLARION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS




                                              September 30,   December 31,
                                                  1999           1998
                                              ------------    -----------
                                               (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                    $ 4,333,928    $ 3,972,537
  Accounts receivable, less allowances of
    $199,106 in 1999 and $55,310 in 1998         7,000,056      1,950,535
  Inventories                                    2,277,588      1,012,966
  Prepaid expenses and other current assets        397,638        339,213
                                               -----------    -----------
      Total current assets                      14,009,210      7,275,251


PROPERTY AND EQUIPMENT, at cost                 35,005,609     13,938,631
  Less accumulated depreciation                (10,240,101)    (3,235,002)
                                               -----------    -----------
                                                24,765,508     10,703,629

OTHER ASSETS:
  Costs in excess of net assets acquired         4,368,211      1,102,126
  Other noncurrent assets                        1,037,777         88,535
                                               -----------    -----------
                                                 5,405,988      1,190,661
                                               -----------    -----------

                                               $44,180,706    $19,169,541
                                               ===========    ===========



See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC.

                                              September 30,   December 31,
                                                  1999            1998
                                              ------------    -----------
                                               (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                        $ 4,657,143    $   600,000
  Current portion of long-term debt
    and capital lease obligations                1,351,596        425,890
  Accounts payable                               4,735,465      4,144,891
  Construction costs                                  -         4,430,060
  Customer deposits                                141,632        459,311
  Other accrued liabilities                      2,077,701        423,524
                                               -----------    -----------
      Total current liabilities                 12,963,537     10,483,676


LONG-TERM DEBT AND CAPITAL
  LEASE OBLIGATIONS                              9,718,055        862,630


STOCKHOLDERS' EQUITY:
  Preferred stock options                       11,901,260           -
  Common stock                                      18,087         13,979
  Additional paid-in capital                    21,822,650     13,382,601
  Accumulated deficit                          (12,242,883)    (5,573,345)
                                               -----------    -----------
                                                21,499,114      7,823,235
                                               -----------    -----------

                                               $44,180,706    $19,169,541
                                               ===========    ===========



See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                           Three Months Ended         Nine Months Ended
                              September 30,             September 30,
                            1999         1998         1999         1998
                        -----------  -----------  -----------  -----------
Net sales               $ 5,898,842  $ 2,171,997  $13,047,728  $ 7,348,344
Cost of sales             5,743,655    2,082,474   13,136,606    6,249,708
                        -----------  -----------  -----------  -----------
  Gross profit (loss)       155,187       89,523      (88,878)   1,098,636

Selling, general
  and administrative
  expense                 2,436,754    1,223,944    5,658,532    3,160,612
                        -----------  -----------  -----------  -----------

  Operating loss         (2,281,567)  (1,134,421)  (5,747,410)  (2,061,976)

Other (income) expense:
  Interest expense          314,555       21,982      606,629      134,397
  Interest income           (26,187)      (1,395)     (27,171)      (1,395)
  Loss on sale
    of business                                       221,546
  Other, net                  7,689                   (24,213)       1,922
                        -----------  -----------  -----------  -----------
                            296,057       20,587      776,791      134,924
                        -----------  -----------  -----------  -----------
  Loss before
    income taxes         (2,577,624)  (1,155,008)  (6,524,201)  (2,196,900)

Income taxes                 31,887      (51,949)        -         (30,008)
                        -----------  -----------  -----------  -----------

  NET LOSS              $(2,609,511) $(1,103,059) $(6,524,201) $(2,166,892)
                        ===========  ===========  ===========  ===========

Loss per share:

  Basic                       $(.15)       $(.11)       $(.40)       $(.28)
                              =====        =====        =====        =====
  Diluted                     $(.13)       $(.11)       $(.37)       $(.27)
                              =====        =====        =====        =====


See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                    Nine Months Ended
                                                      September 30,
                                                   1999           1998
                                               ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES           $(13,546,511)  $(3,125,092)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment           (10,889,345)     (971,388)
  Acquisitions, net of cash acquired             (6,304,691)         -
  Proceeds from sale of business                    107,500          -
  Proceeds from sale of property & equipment        101,655         3,300
                                               ------------   -----------
    Net cash and cash equivalents
      used for investing activities             (16,984,881)     (968,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in short-term borrowings             4,057,143       108,776
  Borrowings from long-term debt                 11,294,250       560,100
  Payments on long-term debt and
    capital lease obligations                    (2,974,850)     (345,674)
  Issuance of preferred stock options,
    net of expenses                              11,901,260          -
  Issuance of common stock, net of expenses       6,614,980     5,096,188
  Decrease in book overdraft                           -          (74,508)
                                               ------------   -----------
    Net cash and cash equivalents
      provided by financing activities           30,892,783     5,344,882
                                               ------------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS           361,391     1,251,702

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR    3,972,537          -
                                               ------------   -----------

CASH AND CASH EQUIVALENTS AT END OF QUARTER    $  4,333,928   $ 1,251,702
                                               ============   ===========



See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1--BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Clarion Technologies, Inc. ("Clarion" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Clarion's 1998 annual report on Form 10-KSB.

Two business combination transactions in 1999 have been accounted for under the pooling-of-interests method of accounting and, accordingly, the condensed consolidated financial statements and accompanying notes have been restated to include the operations of these companies for all periods presented (see Note 3).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 1999 and 1998. All such adjustments are of a normal and recurring nature.


NOTE 2--INVENTORIES

Inventories consisted of the following:

                                       September 30,  December 31,
                                           1999          1998
                                       ------------   -----------
     Raw materials                      $1,143,522     $  447,146
     Work in process                       506,496        276,620
     Finished goods                        627,570        289,200
                                        ----------     ----------
                                        $2,277,588     $1,012,966
                                        ==========     ==========

CLARION TECHNOLOGIES, INC.

NOTE 3--BUSINESS COMBINATIONS

Purchase Transaction:

On August 31, 1999, the Company acquired Wamar Products, Inc., a plastic injection molder and assembler of plastic component and finished products. Wamar Products, a QS-9000 certified company, has 32 injection molding machines ranging from 75 to 700 tons and offers engineering, CAD design, insert molding, color match molding, assembly and finishing process services. The Company purchased all the outstanding stock of Wamar Products for approximately $6.8 million in cash and 200,000 shares of Clarion common stock. In addition, a $200,000 holdback liability has been recorded that will be paid in cash to an escrow fund during the fourth quarter of 1999. Cash in the escrow fund will be paid to the sellers one year after the closing date, less any adjustments to the acquisition price as agreed to by Clarion and the sellers. The transaction was accounted for under the purchase method of accounting, therefore, assets and liabilities were recorded based upon their fair values at the date of acquisition. The Company has initially recorded $3.3 million of costs in excess of net assets acquired.

The real property where Wamar Products currently conducts its business was retained by an affiliate of the sellers and is being leased to Clarion.
The Company and the affiliate have entered into an option and put agreement for the real property whereby Clarion may exercise an option to purchase the real property at anytime until August 31, 2004. The sellers may exercise an option to sell the real property to Clarion beginning
September 1, 2000 until August 31, 2001. The cash purchase price, which ranges from $3.3 million to $3.7 million, is determined by the date the option or put is exercised, in accordance with a pre-defined schedule of terms.


Pooling Transactions:

On April 29, 1999, the Company completed the acquisition of all the outstanding capital stock of Mito Plastics, Inc. ("Mito") which resulted in Mito becoming a wholly-owned subsidiary of Clarion. MITO is a full-service product development company providing program management, industrial design, engineering, prototyping and tooling from concept through delivery of complete assemblies all under one roof. The Company exchanged 310,000 shares of its common stock for all the outstanding common stock of Mito. For the years ended December 31, 1998 and 1997, Mito's revenues were approximately $5 million and $6.5 million, respectively. Mito recognized net losses of approximately $260,000 in 1998 and $105,000 in 1997.

CLARION TECHNOLOGIES, INC.

NOTE 3--BUSINESS COMBINATIONS, continued

On August 31, 1999, the Company concluded the acquisition of Wamar Tool & Machine Co. ("Wamar Tool") which resulted in Wamar Tool becoming a wholly-owned subsidiary of Clarion. Wamar Tool is a fully equipped mold making and mold repair firm that serves the plastic injection molding industry. The Company exchanged 200,000 shares of its common stock for all the outstanding common stock of Wamar Tool. For the years ended December 31, 1998 and 1997, Wamar Tool's revenues were approximately $1.6 million and $1.4 million, respectively. Wamar Tool earned net income of approximately $80,000 in 1998 and $50,000 in 1997.

The Mito and Wamar Tool transactions were accounted for under the pooling of interests method of accounting and, accordingly, the historical financial statements of the Company have been restated as if the mergers occurred at the beginning of the earliest period presented.


NOTE 4--PREFERRED STOCK

During the third quarter of 1999, Clarion issued options to acquire 1,490,000 shares of 14% convertible preferred stock. The options are subject to mandatory exercise upon filing of a Certificate of Designations for the preferred stock with the Delaware Secretary of State. Total proceeds received of $11,901,260, net of expenses, were used to acquire Wamar Products, Inc. and to fund general working capital needs. Cash dividends are payable quarterly in arrears. Preferred stockholders have voting rights and preference over common stockholders in dividends and liquidation rights. The Company or a preferred stockholder may convert all or any portion of the preferred shares outstanding into common stock at any time. The conversion rate in effect until December 31, 2000 is two shares of common stock for each share of preferred stock, subject to adjustment upon subdivision, reclassification or merger, etc. After that date, the conversion rate is subject to adjustment in accordance with a pre-defined formula.


NOTE 5--EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding in each quarter. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding plus all shares that would have been outstanding if every potentially dilutive common share had been issued. The following table reconciles the

CLARION TECHNOLOGIES, INC.

NOTE 5--EARNINGS PER SHARE, continued

numerators and denominators used in the calculations of basic and diluted EPS for each period presented in the accompanying financial statements.

                           Three Months Ended        Nine Months Ended
                              September 30,            September 30,
                            1999         1998        1999         1998
                        -----------  -----------  -----------  -----------
Numerators:

 Net loss               $(2,609,511) $(1,103,059) $(6,524,201) $(2,166,892)
 Less dividends on
  preferred stock          (145,337)        -        (145,337)        -
                        -----------  -----------  -----------  -----------
 Net loss available to
  common stockholders
  for basic EPS          (2,754,848)  (1,103,059)  (6,669,538)  (2,166,892)

 Eliminate convertible
  preferred stock
  dividend requirement      145,337         -         145,337         -
                        -----------  -----------  -----------  -----------
 Net loss available to
  common stockholders
  for diluted EPS after
  assumed conversions   $(2,609,511) $(1,103,059) $(6,524,201) $(2,166,892)
                        ===========  ===========  ===========  ===========

Denominators:

 Weighted average
  common shares
  outstanding for
  basic EPS              17,800,319   10,112,012   16,845,611    7,853,118
 Dilutive securities-
  Stock options             710,821      381,082      691,414      100,405
  Convertible
   preferred stock          993,333         -         110,370         -
                         ----------   ----------   ----------    ---------
 Weighted average
  common shares
  outstanding for
  diluted EPS            19,504,473   10,493,094   17,647,395    7,953,523
                         ==========   ==========   ==========    =========

CLARION TECHNOLOGIES, INC.

NOTE 6 SUBSEQUENT EVENT

On October 1, 1999 the Company acquired Double "J" Molding, Inc. (Double "J"), a tier two automotive supplier of plastic injection molded parts. Double "J" operates 40 injection molding machines ranging in size from 55 to 500 tons. The Company acquired all the outstanding capital stock of Double "J" in exchange for 850,000 shares of Clarion common stock. In a related transaction, the Company also acquired the real property owned by a partnership controlled by the former Double "J" shareholders, and used by Double "J", for approximately $2 million in cash and the assumption of $1.3 million in debt. Both transactions will be accounted for under the purchase method of accounting. Double "J" sales in 1998 were approximately $21 million.

Item 2.  Management's Discussion and Analysis or Plan of Operation


FINANCIAL CONDITION AND LIQUIDITY

Cash used by operations in the first nine months of 1999 totaled $13.5 million. The primary uses of cash were operating losses generated from start-up operations at the Company's new Montpelier, Ohio facility, payment of accrued construction costs, and an increase in accounts receivable.

Year-to-date purchases of property and equipment in 1999 totaled $10.9 million and consisted mainly of expenditures at the Montpelier facility for a new 164,000 square foot building and new large-tonnage injection molding machines. Clarion currently anticipates capital expenditures for the remainder of 1999 will be approximately $600,000 and will consist principally of machinery and equipment.

During the third quarter the Company acquired all the outstanding stock of Wamar Products, Inc. for approximately $6.8 million in cash and 200,000 shares of Clarion common stock. In addition, a $200,000 holdback liability has been recorded that will be paid in cash to an escrow fund during the fourth quarter of 1999. Cash in the escrow fund will be paid to the sellers one year after the closing date, less any adjustments to the acquisition price as agreed to by Clarion and the sellers. The real property where Wamar Products currently conducts its business was retained by an affiliate of the sellers and is being leased to Clarion. The Company and the affiliate have entered into an option and put agreement for the real property whereby Clarion may exercise an option to purchase the real property and the sellers may exercise an option to sell the real property to Clarion. The cash purchase price, which ranges from $3.3 million to $3.7 million, is determined by the date the option or put is exercised, in accordance with a pre-defined schedule of terms (see Note 3 to the accompanying financial statements).

The most significant financing activity to date has been the private offering of options to purchase 1,490,000 shares of 14% convertible preferred stock. Total proceeds received of $11,901,260, inclusive of option and exercise price and net of expenses, were used to acquire Wamar Products, Inc. and to fund general working capital needs. Cash dividends are payable quarterly in arrears. The Company or a preferred stockholder may convert all or any portion of the preferred shares outstanding into common stock at any time (see Note 4 to the accompanying financial statements).

The Company obtained long-term financing, primarily from a bank, totaling $11.3 million to fund capital expenditures at the Montpelier facility. The Company has also obtained short-term bank financing totaling $5.5 million to fund working capital needs. At September 30, 1999 $11.1 million of long-term debt and capital lease obligations was outstanding and $4.7 million of short-term borrowings was outstanding. One of the Company's

Item 2. Management's Discussion and Analysis or Plan of Operation, continued


revolving credit facilities has an outstanding balance of $3.5 million and is expiring on December 31, 1999. Management intends to extend the credit facility and believes the extension will be forthcoming prior to the end of the fourth quarter.

During 1999, Clarion has raised $6.6 million in cash from private offerings of its common stock. Proceeds from those offerings have been used to fund general working capital needs of the Company.

The liquidity provided by the Company's credit facilities, combined with cash flow from operations and other financing activities, is expected to be sufficient to finance the Company's existing operations, capital expenditures, and preferred dividends for at least twelve months. There can be no assurance, however, that such funds will not be expended prior thereto due to changes in economic conditions or other unforeseen circumstances, requiring the Company to obtain additional financing prior to the end of such twelve month period. In addition, the Company intends to pursue, as part of its business strategy, future growth through acquisitions which may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, the Company may be required to obtain additional debt or equity financing in connection with such transactions. There can be no assurance, however, that additional financing will be available to the Company, when and if needed, on acceptable terms or at all.


RESULTS OF OPERATIONS

Sales in the third quarter and year to date were significantly higher than the same periods in the prior year. The increases were attributable to the Montpelier facility moving out of its start-up phase and beginning to ramp up its operations, in addition to the accretive effect of including Wamar Products' sales since September 1st. Production at Montpelier is still well below practical capacity; however, business being booked currently for 2000 and beyond should bring that facility closer to normal operating levels within the next six to nine months. Wamar Products accounted for approximately $1.4 million of third quarter and year to date sales. Gross profit margins have not yet reached levels consistent with the injection molding industry due to under absorption of overhead costs at Montpelier. Manufacturing overhead is being minimized where possible; however, the fixed costs at that facility are now being fully recognized as operations there are now completely on line.

Item 2. Management's Discussion and Analysis or Plan of Operation, continued


Operating expenses in 1999 reflect the ongoing investments being made, primarily for technical talent, in order to support the Company's long-term strategy of growth through acquisitions. Sales, engineering and management personnel have been added in order to sustain and grow the base of business that is booked for the year 2000.

The increase in interest expense in the third quarter and year to date was directly attributable to the short and long-term borrowings added in the current year.

In May of 1999, the Company sold the assets of its Clarion Specialty Products subsidiary after determining that business was not consistent with Clarion's strategic growth plan. The Company received $107,500 in cash and the buyer also assumed certain of that operation's liabilities. A loss of $221,546 was recognized on the sale.


YEAR 2000 READINESS DISCLOSURE

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies will need to be upgraded to comply with Year 2000 ("Y2K") requirements.

Clarion has actively taken steps to insure that information technology ("IT") systems, embedded technology and material third parties are all prepared to process date-related information in the Year 2000 without disruption. The Company has completed its readiness assessment and has been engaged in the process of upgrading, replacing and testing certain of its IT and other computer systems.

Company's State of Readiness:
All essential IT hardware and software systems are substantially Y2K ready, including network, desktop and communication systems.

Embedded technology in facilities systems, machinery and equipment has been inventoried, assessed and tested. No significant Y2K readiness issues were identified and all remediation has been completed.

The Company has contacted its suppliers regarding Y2K readiness. Extra attention has been paid to suppliers that are considered essential for preventing material interruptions in Clarion's business operations. Y2K readiness has also been discussed with the Company's strategic customers.

Item 2. Management's Discussion and Analysis or Plan of Operation, continued


Costs to Address the Company's Y2K Issues:
Based on costs incurred, the Company's expenses related to Y2K compliance have not been material to the results of its operations, financial position or cash flows.

Risks of the Company's Y2K Issues:
Due to the uncertain and unprecedented nature of the Y2K problem, and the uncertainty of Y2K readiness of third party suppliers and customers, the Company is not able to provide assurance at this time that the consequences of Y2K interruptions will not have a material impact on its results of operations, financial position or cash flows. Possible consequences of Y2K interruptions include, but are not limited to, a temporary inability to manufacture or ship product; process transactions; communicate with customers, suppliers, subsidiary locations and employees; or conduct other similar corporate activities in a normal business environment.

Company's Contingency Plans:
Contingency plans include, but are not limited to, utilizing emergency backup and recovery procedures, replacing electronic applications with manual processes, utilizing alternate suppliers, and increasing certain raw material and finished goods inventories. Contingency planing is ongoing and will continue throughout the remainder of 1999.

The preceding Year 2000 Readiness Disclosure is based in part upon repeated information provided by certain of the Company's IT suppliers and other third parties without independent verification by the Company.



SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995.

Statements in this filing that are not historical facts are forward-looking statements, which involve risks and uncertainties that could affect the Company's results of operations, financial position and cash flows. Actual results may differ materially from those projected in the forward-looking statements, due to a variety of factors, some of which may be beyond the control of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

During the third quarter, the Company entered into a settlement of its pending litigation with Plastech Exterior Systems, Inc. ("Plastech"). Plastech originally filed a suit against the Company and other defendants on August 18, 1998 alleging misappropriation of trade secrets, unjust enrichment and tortious interference. The settlement agreement provided for the dismissal of all claims against the Company and the other defendants. Under the terms of the settlement, Plastech has agreed to outsource certain of its manufacturing requirements to Clarion and Clarion has agreed to provide a 5% rebate to Plastech on all agreed-upon prices for the sourced manufacturing business received from Plastech.

Item 2.  Changes in Securities.

During the three months ended September 30, 1999, the Company sold 30,770 shares of common stock to one individual for cash at a price of $100,000 ($3.25 per share) in a private transaction, issued 207,954 shares to five other persons (including two employees and three consultants) as compensation and issued 400,000 shares in connection with the acquisitions of Wamar Products, Inc. and Wamar Tool & Machine Co. These transactions were effected pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

During the three months ended September 30, 1999, the Company also sold options to acquire 1,490,000 shares of convertible preferred stock for cash at an aggregate price (inclusive of exercise price) of $11,920,000. The private offering to accredited investors only was conducted pursuant to Rule 506 promulgated under Regulation D of the Act.

Item 4.  Submission of Matters to a Vote of Security Holders.

On August 27, 1999, stockholders owning 9,842,320 of the Company's 17,495,267 shares outstanding (56.26%), acting by a majority written consent, approved an amendment to the Company's Certificate of Incorporation to increase the authorized number of preferred shares from 1,000,000 to 3,000,000 and ratified the terms of the Company's offering of 14% convertible preferred stock.

Item 6.  Exhibits and Reports on Form 8-K.

(a) See Exhibit Index on Page 17 of this Form 10-QSB report.

(b) The Company filed a report on Form 8-K on September 14, 1999 related to the acquisitions of Wamar Products, Inc. and Wamar Tool & Machine Co. (see Note 3 to the Accompanying Financial Statements).

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    CLARION TECHNOLOGIES, INC.



                    November 15, 1999   /s/ Robert W. Martin
                                        -----------------------
                                        Robert W. Martin
                                        Chief Financial Officer

                              EXHIBIT INDEX
--------------------------------------------------------------------------

The following material contracts are agreements or compensation plans with or relating to executive officers, directors or related parties.


  10(a) Amendment No. 2 to Employment Agreement dated May 14, 1999 between the registrant and R. Townley Rose, Jr.

  10(b) Settlement Agreement and Mutual Release dated August 23, 1999 between the registrant and R. Townley Rose, Jr.

  27      Financial Data Schedule

                                                          <EXHIBIT>  10(a)



                  AMENDMENT NO. 2 TO EMPLOYMENT AGREEMENT

     This AMENDMENT NO. 2 TO EMPLOYMENT AGREEMENT ("Amendment No. 2") is entered into as of May 14th, 1999, by and between CLARION TECHNOLOGIES, INC., a Delaware corporation (the "Company"), and R. TOWNLEY ROSE, JR. ("Employee") to amend that certain Employment Agreement, dated April 1, 1998 (the "Employment Agreement") by and between CLARION HOUSE, INC., a Nevada corporation (and predecessor of the Company) and Employee, as amended by Amendment No. 1 to Employment Agreement dated March 31, 1999 ("Amendment No. 1"), by and between the Company and Employee.

                                  RECITALS

     A.   The Company has requested Employee to waive his right, under
Section 2.2 of the Employment Agreement, to serve as a director of the Company.

     B. Monthly Net Sales, as such term is used and defined in the Employment Agreement, presently exceed $1,250,000, and therefore Employee is entitled to the incentive compensation provided for in Section 4.2 of the Employment Agreement. The Company has requested Employee to agree to a modification of said section under which Employee would receive only $5,000 of incentive compensation in 1999, with the balance of the incentive compensation to commence in 2000.

     C. Employee is willing to waive the right to serve as a director of the Company and to amend Section 4.2 of the Employment Agreement as specified herein.

                                 AGREEMENT

     1. Employee hereby waives his right, pursuant to Section 2.2 of the Employment Agreement, to serve as a member of the Board of Directors of the Company.

     2. Section 4.2 of the Employment Agreement is hereby amended to read as follows:

     4.2 Incentive Compensation. The Company shall pay to Employee, as additional incentive compensation, a cash bonus of Five Thousand Dollars ($5,000) per month (the "Bonus") for each fiscal year ending after January 1, 2000 during the term hereof in which Clarion's consolidated net sales ("Net Sales") exceed Fifteen Million Dollars ($15,000,000). The Bonus shall be computed on the Net Sales reflected on Clarion's audited financial statements as filed with the Securities and Exchange Commission. If such financial statements are not prepared in sufficient time to permit the timely payment of the Bonus as provided in the following sentence, the

Bonus will be paid on the basis of interim statements or Company-prepared statements, reconciled with the audited statements as soon as the audited statements are prepared. The Bonus shall be payable annually within ninety
(90) days after the end of each fiscal year, provided, however, that so long as Clarion's monthly Net Sales, on an unaudited basis, are in excess of One Million Two Hundred Fifty Thousand Dollars ($1,250,000), Employee shall have the option to receive the additional Five Thousand Dollars ($5,000) per month, payable no later than the 20th day of the month following the month in which said Bonus is earned. In the event that Employee receives such additional amounts and Clarion's Net Sales for the year do not attain $15,000,000, the additional amounts which Employee has received shall be deducted from Employee's base salary during the succeeding fiscal year. For 1999, Employee shall be entitled to incentive compensation of $5,000, payable on June 20, 1999.

     3. The Company agrees to pay all costs and expenses incurred by Employee in negotiating and preparing this Amendment No. 2.

     4. Other than as specifically provided in this Amendment No. 2, all other provisions of the Employment Agreement, as amended by Amendment No. 1, shall remain in full force and effect, the Employment Agreement as amended by Amendment No. 1 and this Amendment No. 2 constituting the sole and entire agreement between the parties as to the matters contained herein, and superseding any and all conversations, letters and other communications which may have been disseminated by the parties relating to the subject matter hereof, all of which are void and of no effect.

     IN WITNESS WHEREOF, the parties have executed this Amendment No. 2 the day and year first above written.


                                        "Company"

                                        CLARION TECHNOLOGIES, INC.,
                                        a Delaware corporation


                                        By: /s/ Jack D. Rutherford
                                           --------------------------
                                             Jack D. Rutherford
                                             Chief Executive Officer


                                        "Employee"

                                         /s/ R. Townley Rose Jr.
                                        -----------------------------
                                             R. Townley Rose, Jr.

                                                          <EXHIBIT>  10(b)



                  SETTLEMENT AGREEMENT AND MUTUAL RELEASE


          This Settlement Agreement and Mutual Release ("Agreement") is entered into as of this 23rd day of August, 1999 by and between CLARION TECHNOLOGIES, INC., a Delaware corporation ("Clarion"), and the members of the Board of Directors of Clarion identified on the signature page hereof (in their capacities as investors in Clarion referred to herein as the "Investors"), on the one hand, and R. TOWNLEY ROSE ("Rose"), on the other hand.

          WHEREAS, Clarion engaged Rose as its Executive Vice President pursuant to an Employment Agreement dated April 1, 1998 ("Original Employment Agreement");

          WHEREAS, Clarion and Rose entered into an Agreement and Plan of Merger dated June 3, 1998 ("Merger Agreement") pertaining to the acquisition by Clarion from Rose of all of the outstanding shares of capital stock of Rose & Associates, Inc., a Delaware corporation;

          WHEREAS, Clarion and Rose entered into Amendment No. 1 to Employment Agreement dated March 31, 1999 ("Amendment No. 1 to Employment Agreement") in order to modify certain provisions of the Original
Employment Agreement;

          WHEREAS, Clarion and Rose entered into an Agreement dated March 31, 1999 ("Modification Agreement") in order to modify the consideration delivered pursuant to the Merger Agreement;

          WHEREAS, Clarion and Rose entered into Amendment No. 2 to Employment Agreement dated May 14, 1999 ("Amendment No. 2 to Employment Agreement", the Original Employment Agreement, together with Amendment No. 1 to Employment Agreement and Amendment No. 2 to Employment Agreement, the "Employment Agreement");

          WHEREAS, Clarion and Rose entered into Amendment No. 1 to Agreement dated May 14, 1999 modifying certain provisions of the Modification Agreement ("Amendment No. 1 to Agreement");

          WHEREAS, certain disputes and differences have arisen between Clarion and Rose with regard to the Employment Agreement, the Merger Agreement, the Modification Agreement and Amendment No. 1 to Agreement;

          WHEREAS, the parties desire to resolve the disputes and differences, and the Investors, in consideration of the benefits which they expect to accrue to them as a result of the execution and delivery of this Agreement by Rose and the consummation of the transactions referred to herein, desire to release all claims against Rose arising out of their investments in Clarion.

NOW THEREFORE, the parties hereto agree as follows:

     1.   Release.

          A. General Release. Effective upon performance by the other party of the obligations set forth in Paragraph 2 below, each of the parties does hereby release, acquit and forever discharge the other, their heirs, executors, administrators, predecessors, spouses, successors and assigns, agents, directors, officers and employees, from any and all claims, demands, actions, causes of action, damages, costs, or other claims whatsoever in law or equity, which any party may have against the other party pertaining to, relating to, connected with, or arising out of any matter or thing whatsoever, from the beginning of time unto the date of these presents. In so doing, said parties release, relinquish, remise, waive forever, discharge, absolve, and quit each other of and from each, every and all things, including by way of example, but not limitation, each, every and all manner of actions, causes of action, liabilities, debts, sums of money, controversies, indebtedness, breaches of contract, breaches of duty or any relationships, acts, omissions, promises, agreements, representations, damages and any demand of any type, nature, kind or description, whether in law or in equity, or otherwise, by reason of any matters, causes or things, whatsoever, whether known or unknown, suspected or unsuspected, heretofore or now existing which could, might or may be claimed to exist from the beginning of time unto the date of these presents. Nothing herein shall be construed to release (a) the obligation of Clarion to pay and perform the Note, as hereafter defined, or (b) the obligations of Clarion under Section 11 of the Employment Agreement, the obligation to provide the benefits referred to in the last paragraph of
Section 6.3 of the Original Employment Agreement and the indemnification covenant of Clarion under Section 2 of the Modification Agreement.

          B. Waiver. Each of the parties hereto does hereby acknowledge and agree that it is their intention that this Agreement shall be effective as a full and final accord and satisfaction and settlement of and as a bar to each and every claim, demand, debt, account, reckoning, liability, obligation, cost, expense, lien, action and cause of action, heretofore referred to and released, which any party hereto has, or has had against the other parties hereto. In connection with such waiver and relinquishment, each of the parties hereto acknowledges that they are aware that they or their attorney may hereafter discover facts different from or in addition to the facts which they or their attorney now know or believe to be true with respect to the subject matter of this Agreement, but that it is their intention to fully, finally, absolutely and forever settle any and all claims, disputes and differences which now exist or heretofore have existed between the parties to this Agreement, and that in furtherance of such intention the mutual releases herein given shall be and remain in effect as full and complete general mutual releases notwithstanding the discovery of any such different or additional facts. Each of the parties hereto does hereby abandon, release, waive and relinquish all rights and benefits which they may acquire under any statutory provision pertaining to the subject matter of this Agreement.

          C. No Admission of Liability. It is expressly understood, acknowledged and agreed to that by reason of entering into this Agreement, none of the parties admit, expressly or impliedly, any fact or liability of any type or nature with respect to any matter, whether or not referred to herein, and none of the parties have made any such admission and this Agreement is entered into solely by way of compromise and settlement only.

          D. Ownership of Claims. The parties represent and warrant that there has been no assignment or other transfer of any interest in any claim which they might have and therefore each of the undersigned agree to defend, indemnify and hold the other harmless from any liabilities, claims, demands, damages, costs, expenses and attorneys' fees incurred, as a result of any person asserting any such assignment or transfer of any rights or claims under such assignment or transfer.

     2. Consideration. In consideration of the mutual releases and waivers provided herein:

          A. Obligations of Clarion. Clarion agrees that it shall: (i) pay Rose the sum of Ten Thousand Dollars ($10,000); (ii) issue and deliver to Rose 15,926 shares of Clarion's common stock, $.001 par value ("Clarion Common Stock"); (iii) deliver to Rose a promissory note in the original principal amount of Three Hundred Eighty Six Thousand Nine Hundred Thirty Five Dollars ($386,935) bearing interest at the rate of eight percent (8%) per annum in the form attached hereto as Exhibit "A" (the "Note"); (iv) pay Rose's legal fees and expenses incurred in connection with the Modification Agreement, Amendment No. 1 to Agreement, Amendment No. 1 to Employment Agreement and Amendment No. 2 to Employment Agreement in the amount of $10,422.50; (v) pay the legal fees and expenses of Rose in connection with the negotiation and buy-out of Rose's employment agreement, including the negotiation and preparation of this Agreement; (vi) pay Rose's salary under the Employment Agreement to and including the Closing Date; and (vii) pay Rose's accrued expenses in the amount of $4,385.42. The deliveries specified in clauses (i), (iii), (iv), (v), except as specified below, and
(vii) shall be made on the date of execution of this Agreement; the delivery specified in clause (ii) shall be made on the "Closing Date", as hereafter defined. Payment of Rose's salary to and including the Closing Date shall be made in accordance with the Company's standard payroll procedures. The Company acknowledges that there will be some additional fees and expenses under clause (v) in addition to the bill for services rendered through August 16, 1999 which has been previously submitted by Freeborn & Peters. That bill will be paid on the date hereof and the additional amounts will be paid on the Closing Date against delivery of a bill on such date. The "Closing Date" shall mean the date upon which Rose delivers the items specified in Section 2.B, which date shall be as soon as reasonably practicable following the execution and delivery of this Agreement.

          B. Obligations of Rose. Rose agrees: (i) to deliver his resignation as Executive Vice President of Clarion voluntarily terminating his employment; and (ii) to execute and deliver, in connection with the settlement of the Rose Industries, Inc. ("Rose Industries") litigation with Plastech Exterior Systems, Inc. ("Plastech"), documentation: (a) authorizing Freeborn & Peters, as counsel to Clarion, to file the necessary court papers to dismiss with prejudice all claims of Rose Industries against Plastech referred to in the Settlement Agreement and General Release dated July 19, 1999 (the "Settlement Agreement and General Release") by and among Plastech and Plastech Engineered Products, Inc., on the one hand, and Clarion, certain affiliates of Clarion, Rose Industries and Timothy Kline, on the other hand, and (b) ratifying and confirming the execution by Jack Rutherford, Chief Executive Officer of Clarion, of the Settlement Agreement and General Release on behalf of Rose Industries. Clarion hereby waives the 60-day notice of voluntary termination of employment required of Rose under Section 6.2 of the Employment Agreement. The parties acknowledge and agree that: (a) neither Rose nor Clarion will be bound by the covenants specified in Section 6.4 of the Employment Agreement, as amended, which shall become null and void as of the Closing Date; (b) Rose shall be entitled to the benefits referred to in the last paragraph of Section 6.3 of the Original Employment Agreement; (c) the covenants of Clarion in Section 11 of the Original Employment Agreement shall remain in full force and effect; and (d) the indemnification covenant of Clarion in Section 2 of the Modification Agreement shall remain in full force and effect.

          C. Certification of Jack Rutherford. Jack Rutherford, by his signature below, certifies to Rose that, with the exception of the Settlement Agreement and General Release, he has signed no other document on behalf of Rose Industries.

     3.   Interpretation and Enforcement.

          A. Effect of Headings. The subject heading of the paragraphs and subparagraphs of this agreement are included for purposes of convenience only, and shall not affect the construction or interpretation of any of its provisions.

          B. Entire Agreement. This Agreement constitutes the entire agreement between the parties pertaining to the subject matter contained in this Agreement and supersedes all prior and contemporaneous agreements, representations, and understandings of the parties. No supplement, modification or amendment to this Agreement shall be binding unless executed in writing by all parties. No waiver of any of the provisions of this Agreement shall be deemed, or shall constitute, a waiver of any other provisions, whether or not similar, nor shall any waiver constitute a continuing waiver. No waiver shall be binding unless executed in writing by the party making the waiver.

          C. Counterparts. This Agreement may be executed simultaneously in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

          D. Recovery of Litigation Expenses. If any legal action is brought for declaratory relief for the enforcement of this Agreement, or because of an alleged dispute, breach, default or misrepresentation in connection with any of the provisions of this Agreement or the subject matter hereof, the successful or prevailing party or parties shall be entitled to recover their costs, including reasonable attorneys' fees, and other expenses incurred in that action or proceeding, in addition to any other relief to which they may be entitled.

          E. Agreement Understood. The parties acknowledge that they and those authorized to sign this Agreement are over the age of 18 and legally competent and authorized to execute this Agreement which is intended to be a legally binding contract dealing with the release and/or conveyance of certain valuable and important rights. Before signing this document, each of said parties has read the same from beginning to end and fully understands the Agreement from its beginning. Each party has had the opportunity to consult with counsel regarding this document and has received a copy of the same for their own records.

          F. Further Documents. Each party agrees it will execute or cause to be executed such further and other documents as are needed to carry out the expressed intents and purposes of this Agreement. It is understood that should it develop that there are any mistakes in this Agreement which would cause the release and discharge of the parties to be defective or less than complete, or if it or any provision is declared unenforceable by a court or arbitrator for any reason, then the parties shall execute any and all other instruments and do any and all other things necessary to effectuate a full, final and complete release of claims or possible claims in connection with the matters set forth in this Agreement.

          G. Modification. This Agreement shall not be modified by either party by oral representation made before or after the execution of this Agreement. All modifications must be in writing and signed by the parties.

          H. Binding on Successors. This Agreement and the covenants and conditions contained herein shall apply to, be binding upon, and inure to the administrators, executors, legal representatives, assignees, successors, agents and assigns of the parties hereto.

          I. Construction. This Agreement shall not be construed against the party preparing it, but shall be construed as if all parties jointly prepared this Agreement and any uncertainty and ambiguity shall not be interpreted against a party. This Agreement is to be interpreted, enforced and governed by and under the laws of the State of Illinois.

          J. Fees and Expenses. Each party shall bear all of its own costs, expenses and attorneys' fees in connection with the matters released and the entering into of this Agreement.

          IN WITNESS WHEREOF, the parties have executed this Settlement Agreement and Release on the date first above written.


                                     CLARION TECHNOLOGIES, INC.,
                                     a Delaware corporation


                                     By: /s/ Jack D. Rutherford
                                        -------------------------------
                                        Jack D. Rutherford,
                                        Chief Executive Officer


                                         /s/ Jack D. Rutherford
                                        -------------------------------
                                        JACK D. RUTHERFORD


                                         /s/ Troy D. Wiseman
                                        -------------------------------
                                        TROY D. WISEMAN


                                         /s/ Bryan C. Cressy
                                        -------------------------------
                                        BRYAN C. CRESSEY


                                         /s/ Terence M. Graunke
                                        -------------------------------
                                        TERENCE M. GRAUNKE

                                         /s/ Frank T. Steck
                                        -------------------------------
                                        FRANK T. STECK


                                         /s/ Craig Weirda
                                        -------------------------------
                                        CRAIG WEIRDA


                                         /s/ Fred Sotok
                                        -------------------------------
                                        FRED SOTOK


                                         /s/ Harrington Bischof
                                        -------------------------------
                                        HARRINGTON BISCHOF


                                         /s/ R. Townley Rose Jr.
                                        -------------------------------
                                        R. TOWNLEY ROSE, JR.