Form 10KSB
period 1999-12-31
CLARION TECHNOLOGIES INC/DE/
filed 2000-03-30
CIK 835409

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1999
                          Commission file number  0-24690


                             CLARION TECHNOLOGIES, INC.
   --------------------------------------------------------------------------
                   (Name of small business issuer in its charter)

            Delaware                                 91-1407411
   --------------------------------------------------------------------------
    (State of incorporation)            (I.R.S. Employer Identification No.)

     235 Central Avenue, Holland, Michigan                          49423
   --------------------------------------------------------------------------
    (Address of principal executive offices)                      (Zip Code)

                      Issuer's telephone number:  (616) 494-8885


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, $.001 PAR VALUE
   --------------------------------------------------------------------------
                                  (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenue for the year ended December 31, 1999 was $28,059,000

As of March 15, 2000, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant's common stock, as reported on the NASDAQ Small Cap Market, was $78,532,943.

The number of shares outstanding of registrant's common stock was 20,534,504 as of March 15, 2000.

                        DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-KSB: Information required in Part III of this Form 10-KSB is incorporated from the registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders.

Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                               ---   ---

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

The statements contained in this document or incorporated by reference that are not historical facts are forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations or beliefs and are subject to a number of risks and uncertainties. In particular, any statement contained herein regarding the consummation and benefits of future acquisitions, as well as expectations with respect to future sales, operating efficiencies, and product expansion are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which may cause actual results, performance or achievements to differ materially from those described in the forward looking statements. Factors which may cause actual results to differ materially from those contemplated by the forward-looking statements, include, among other things: overall economic and business conditions; the demand for the Company's goods and services; competitive factors in the industries in which the Company competes; increases in production or material costs that cannot be recouped in product pricing; changes in government regulations; changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate fluctuations and other capital market conditions; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions; and the timing, impact and other uncertainties of future acquisitions. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.


                                PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

Clarion Technologies, Inc. and its subsidiaries (collectively referred to as "Clarion" or the "Company") is a full-service custom injection molder to the automotive, heavy truck, office furniture and consumer goods industries.

Clarion was originally incorporated in Nevada as Kar Ventures on March 17, 1988. The name was changed to Clarion House, Inc. in 1991 when the Company acquired a publishing business by that name which consisted of book distribution, primarily through direct sales, to the public using mailings and other advertising. The Company's publishing activities never progressed beyond the development stage, and active operations ceased in 1992. In 1993, Clarion acquired a business that was licensed to use an insecticidal coating technology and the Insecta(R) trademark. The Company distributed Insecta(R) products to consumer, industrial and agricultural markets; however, sufficient revenues were not achieved to support operations and those activities ceased in 1995. The Company had no active operations during 1996 and 1997. On October 2, 1998, the Company changed its name to Clarion Technologies, Inc. and changed its state of incorporation from Nevada to Delaware.

After discontinuing its Insecta(R) business, the Company began to develop a strategy that focused on the highly fragmented plastic injection-molding industry with the intent of creating, primarily through acquisitions, a significant full-service custom injection molder to the automotive, heavy truck, office furniture, and consumer goods industries.

The Company began to execute its strategy on December 31, 1997 when it acquired Triangle Plastics, Inc., located in Montpelier, Ohio. This unit has been designated as the Company's large-tonnage operation, and in 1999 was moved into a newly constructed $17.3 million, 168,000 square foot facility equipped with injection molding machines that range in size from 950 to 5,000 tons of clamping force.

On April 29, 1999, the Company acquired Mito Plastics, Inc. ("Mito"), which is located in Jenison, Michigan, a suburb of Grand Rapids. Mito is an award winning, full-service product development company providing program management, industrial design, engineering, prototyping and tooling from concept through delivery of complete assemblies all under one roof. This operation serves as the Company's technology center and has become the Company's hub for all product development activities.

On August 31, 1999, the Company acquired Wamar Products, Inc, ("Wamar Products"), and Wamar Tool & Machine Co. ("Wamar Tool"), both of which are located in Caledonia, Michigan, a suburb of Grand Rapids. Wamar Products is a plastic injection molder and assembler of plastic component and finished products. Wamar Tool is a fully equipped mold making and mold repair firm that serves the plastic injection molding industry.

On October 1, 1999, the Company acquired Double "J" Molding, Inc. ("Double J"), which is located in South Haven, Michigan. Double J is a tier two automotive supplier of plastic injection molded parts. In a related transaction, the Company also acquired the real estate owned by a partnership controlled by the former Double J shareholders.

Effective February 1, 2000, the Company acquired the assets of Drake Products Corporation ("Drake"), a full-service plastic injection molding firm with two plants in Greenville, Michigan and one in Anderson, South Carolina. Drake posted sales in excess of $50 million for 1999, approximately two-thirds of which were to the home appliance industry.

These acquisitions along with the new large-tonnage manufacturing facility have become the platform for the Company to build on to meet its objective of becoming one of the largest, most preferred full-service custom injection molders.

BUSINESS OF THE ISSUER

General

The Company is a full-service custom injection molder, providing rapid prototyping and design models, mold design and engineering services, mold manufacturing, injection molding, and post-molding assembly to a diverse base of customers in the automotive, heavy truck, office furniture, and consumer goods industries. Clarion produces injection molded plastic products for its customers on a contract basis and does not sell proprietary products to the general marketplace.

Business Strategy

Clarion's business strategy is to create, through acquisitions and internal growth, one of the largest full-service custom injection molding business in the highly fragmented plastic injection-molding industry to serve customers in the Company's target markets. The Company seeks to make acquisitions of high-quality companies that (i) service the Company's chosen industries; (ii) provides additional products, manufacturing, and technical capabilities; (iii) can improve the Company's geographic delivery capabilities; and (iv) can grow and increase the Company's presence in a region. The Company intends to seek future acquisitions that will strengthen the Company's ability to supply its products to its chosen industries. The Company believes that internal growth will be obtained by expanding sales and increasing throughput in its current injection molding plants.

Products and Services

The Company manufactures, and in certain instances, assembles a broad range of custom plastic injection-molded components that are used by manufacturers in the automotive, heavy truck, office furniture, and consumer goods industries. These components include, but are not limited to; automotive interior and exterior trim parts, wheel covers, grilles, door panels, heavy truck grilles and motor baffle covers, office chair components, waste receptacles and home appliance parts. The Company also provides program management, industrial design, engineering, prototyping and tooling from concept through delivery of complete assemblies. In addition, the Company has a fully equipped mold making and mold repair company that serves the plastic injection molding industry.

The Company designs, engineers and constructs molds used to produce plastic components at its Technology Center in Jenison, Michigan. It also produces concept models, appearance models, engineering prototypes and pre-production samples at this location. This facility is equipped with modern design and machining equipment, including CAD/CAM systems, translators and plotters, electrical discharge machining equipment and miscellaneous support equipment.

The Technology Center also conducts prototype and development projects, frequently in conjunction with resin suppliers and customers' engineers. Through the many projects undertaken at its Technology Center, the Company has gained experience with nearly all resins currently in use for injection molding. This expertise combined with the Company's injection molding production experience enables the Company to provide innovative solutions for its customers.

As of March 15, 2000, the Company had six full-service custom injection molding facilities. These facilities collectively house 155 horizontal injection-molding machines with capacities ranging from 55 tons to 5,000 tons of clamping force. The injection molding process is supported by automated systems for raw material drying, conveying and regrinding. All of the Company's plants have received QS 9000 certification.

The Company also offers value added post-molding secondary services to its customers, including assembly and on-line packaging.

The Company maintains an in-house sales and engineering staff which assists in the design of products to customer specifications, designs molds to produce those products and oversees the construction of necessary molds. Clarion's "program management" concept promotes early involvement with customers' engineers to assist with product and tooling design and the establishment of acceptable quality standards.

The Company's customers generally place orders for goods based on their production requirements for the following three to four months, with a non-binding estimate of requirements over six to twelve months. Management believes that the relatively long production cycles for its customers make these estimates reliable.

Company personnel generate the majority of sales. A very limited amount of sales are made through outside sales representatives. The Company plans to continue to aggressively pursue manufacturers in the industries that it has chosen to operate in.

Customers

Approximately 50% of the Company's 1999 sales were automotive and heavy truck products. Johnson Controls, Inc., a tier 1 automotive supplier, accounted for approximately 18% of the Company's total net sales. Because of the importance of new vehicle and truck sales by the major automotive and truck manufacturers to the Company's operations, the business is affected by general business conditions in those industries. The remaining sales were generated from the Company's other target industries, with no other single customer accounting for more than 10% of the Company's total net sales. During the first quarter of 2000 the Company acquired substantially all the assets of Drake Products Corporation. Drake posted sales in excess of $50 million in 1999; approximately two-thirds of Drake's sales were to Frigidare.

Competition

The plastic injection-molded industry is highly fragmented and characterized by intense competition. The Company's competitive market, however, is regional due to the significant impact of freight costs.
Within the region where the Company operates, there are many suppliers of plastic injection molded components. The Company believes that none of its competitors has a dominant position in the market, although some of them have, or may have, greater financial and other resources than the Company. The Company believes that its ability to compete depends primarily upon its customer service, including timely delivery and engineering/design capabilities; product quality and durability; and competitive pricing.

The Company believes that its primary competitive strengths include its ability to provide technologically advanced design and manufacturing services, to hire and retain experienced product managers and a skilled manufacturing work force, to maintain superior product quality and to deliver finished products on a just-in-time or scheduled lead time basis.

Suppliers and Raw Materials

The primary raw materials used to produce the majority of the Company's products are plastic resins, primarily polycarbonate, polyethylene and polystyrene. The Company selects its suppliers primarily on the basis of quality, price, technical support and service. However, in many instances, the customer specifies the suppliers that the Company must use. Virtually all of the plastic resins used in the Company's operations are manufactured within the United States. Although the plastics industry has from time to time experienced shortages of plastic resins, to date the Company has not experienced any difficulties with shortages. Management believes that there are adequate vendors' sources available to meet its raw material needs.

The Company's financial performance is dependent to a substantial extent on the plastic resin market. The primary plastic resins used by the Company are produced from petrochemical feedstock mostly derived from natural gas liquids. Supply and demand cycles in the petrochemical industry, which are often impacted by OPEC policies, can cause substantial price fluctuations. Consequently, plastic resin prices may increase as a result of changes in natural gas liquid prices and the capacity, supply and demand for resin and petrochemical feedstock from which they are produced.

The Company is not a significant purchaser of plastic resin in the United States and, therefore, is not able to achieve significant discounts from market prices for volume purchases. However, a common arrangement with some of the Company's largest customers is to purchase raw materials under contracts with terms that have been negotiated by the customer.

In many instances the Company has been able to pass through changes in the cost of its raw materials to customers in the form of price increases.

However, there is no assurance that the Company will be able to continue such pass throughs, or that the timing of such pass throughs will coincide with the Company's increased costs. To the extent that increases in the cost of plastic resin cannot be passed on to customers, or that the duration of time lags associated with a pass through becomes significant, such increases may have an adverse impact on gross profit margins and the overall profitability of the Company.

Environmental and Safety Matters

The Company's operations are subject to certain federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. While historically the Company has not had to make significant capital expenditures for environmental compliance, the Company cannot predict with any certainty its future capital expenditures for environmental compliance because of continually changing compliance standards and technology.

The Company routinely monitors environmental compliance at its manufacturing facilities. The cost of such compliance has not been significant. The Company is not currently subject to any environmental proceedings. During 1999, the Company did not make any material capital expenditures for environmental control facilities, nor does it anticipate any such expenditures in the near future. Actions by federal, state and local governmental agencies concerning environmental matters could result in laws or regulation that could increase the cost of producing the products manufactured by the Company or otherwise adversely affect the demand for its products.

The Company does not have insurance coverage for environmental liabilities and does not anticipate obtaining such coverage in the future.

Employees

As of March 15, 2000, the Company had approximately 900 full-time employees. None of the Company's employees are represented by a union. The Company believes that its future success will depend on its ability to continue recruiting, retaining and motivating qualified personnel at all levels of the Company. The Company considers its relations with employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

The following table provides information regarding Clarion's principle facilities at March 15, 2000.

                              Square     Leased
          Location            Footage    /Owned      Description of Use
---------------------------  ---------  --------  ------------------------
Caledonia, Michigan            86,000    Leased    Manufacturing and tool
                                                     making

Greenville, Michigan          190,000    Owned     Manufacturing

Holland, Michigan               1,000    Leased    Executive office

Jenison, Michigan              23,000    Leased    Engineering, design,
                                                     sales and tool making

South Haven, Michigan         110,000    Owned     Manufacturing

Montpelier, Ohio              164,000    Owned     Manufacturing

Anderson, South Carolina      131,000    Owned     Manufacturing


The Company's buildings, machinery and equipment have been well maintained, are in good operating condition, and are adequate for current production requirements.


ITEM 3.  LEGAL PROCEEDINGS.

The Company is not currently involved in any material lawsuits. The Company is subject to claims and litigation in the ordinary course of its business, but does not believe that any such claim or litigation will have a material adverse effect on its consolidated financial position, results of operations or cash flow.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None during the fourth quarter of the fiscal year covered by this report.

                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

During 1999, the Company's Common Stock was quoted on the OTC Bulletin Board under the symbol CLTC. On February 29, 2000 the Company received approval from The NASDAQ-Amex Market Group for listing of its Common Stock on the NASDAQ SmallCap Market effective March 2, 2000 under the symbol CLAR.

The Company considers its Common Stock to be thinly traded, therefore, any reported bid or sale price may not reflect a true market-based valuation. The following table sets forth the range of high and low bid prices for the Company's common stock for the periods indicated:

                                                High          Low
                                              ---------    ---------
         1998
           First Quarter                       $ 0.375      $ 0.375
           Second Quarter                        2.000        0.250
           Third Quarter                         2.000        0.437
           Fourth Quarter                        4.875        1.625

         1999
           First Quarter                         8.062        2.687
           Second Quarter                        8.250        4.250
           Third Quarter                         7.375        5.750
           Fourth Quarter                        6.812        1.750

The foregoing quotations represent inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

The Company has never declared or paid any cash dividends on it Common Stock. The Company currently intends to retain its earnings to finance operations and future growth and, therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company does pay cash dividends on its preferred stock.

As of March 15, 2000, the approximate number of stockholders of record of Common Stock was 400.

Sales of Unregistered Securities:

During the fiscal year ended December 31, 1999, the Company sold unregistered shares of its Common Stock in the following transactions:

In February, the Company issued 51,209 shares of Common Stock as consideration for consulting services rendered to the Company. The securities were issued at an agreed value of $2.00 per share pursuant to
Section 4(2) of the Securities Act of 1933, as amended (the "Act"). There were no underwriters involved in the transaction.

In February, the Company sold 2,887,490 shares of Common Stock at $2.00 per share. The offering was conducted pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

In March, the Company issued 20,000 shares of Common Stock to an employee of the Company in connection with an employment agreement. The securities were issued at an agreed value of $1.00 per share and were issued pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

In March, the Company issued 25,000 shares of Common Stock as consideration for services rendered to the Company. The securities were issued at an agreed value of $3.25 per share pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

In April, the Company sold 100,000 shares of Common Stock at $3.50 per share. The offering was conducted pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

In April, the Company issued 13,495 shares of Common Stock as consideration for equipment and services received by the Company. The securities were issued at an agreed value of $2.00 per share pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

In April, the Company issued 71,000 shares of Common Stock as consideration for consulting services rendered to the Company. The securities were issued at an agreed value of $2.00 per share pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

In April, the Company issued 310,000 shares of Common Stock as consideration for the Company's acquisition of Mito Plastics, Inc. The securities were issued pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

In May, a holder of outstanding options exercised their rights to purchase 75,000 shares of Common Stock at a price of $1.00 per share. The securities were issued pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

In May, the Company issued 25,000 shares of Common Stock to an employee of the Company in connection with an employment agreement. The securities were issued at an agreed value of $2.00 per share and were issued pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

In June, the Company sold 107,693 shares of Common Stock at $3.25 per share. The offering was conducted pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

In June, a holder of outstanding options exercised their rights to purchase 30,000 shares of Common Stock at an exercise price of $1.00 per share. The securities were issued pursuant to Section 4(2) of the Securities Act. There were no underwriters involved in the transaction.

In July, the Company sold 30,770 shares of Common Stock at $3.25 per share. The offering was conducted pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

In August, the Company issued 193,704 shares of Common Stock as consideration for services rendered to the Company. The securities were issued at an agreed value of $3.50 per share pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

In August, the Company issued 200,000 shares of Common Stock as consideration for the Company's acquisition of Wamar Tool & Machine Co.
The securities were issued pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

In August, the Company issued 200,000 shares of Common Stock as consideration for the Company's acquisition of Wamar Products, Inc. The securities were issued pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

In September, the Company issued 7,250 shares of Common Stock as consideration for consulting services rendered to the Company. The securities were issued at an agreed value of $4.84 per share pursuant to
Section 4(2) of the Act. There were no underwriters involved in the transaction.

In September, the Company issued 850,000 shares of Common Stock as consideration for the Company's acquisition of Double "J" Molding, Inc.
The securities were issued pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

In November, the Company issued 8,000 shares of Common Stock as consideration for consulting services rendered to the Company. The securities were issued at an agreed value of $3.50 per share pursuant to
Section 4(2) of the Act. There were no underwriters involved in the transaction.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

This Management's Discussion and Analysis or Plan of Operation should be read in conjunction with the Company's Consolidated Financial Statements, Notes to Consolidated Financial Statements, and the Cautionary Statement for Forward-Looking Information included elsewhere in this annual report.

The Company is a full-service custom injection molder, providing rapid prototyping and design models, mold design and engineering services, mold manufacturing, injection molding and post-molding assembly to a diverse base of customers in the automotive, heavy truck, office furniture and consumer goods industries.

As described in Note 2 of the Notes to Consolidated Financial Statements, the Company entered into two business combinations during 1999 that were accounted for as poolings of interests. In April, the Company acquired Mito Plastics, Inc. a full-service product development company providing program management, industrial design, engineering, prototyping and tooling from concept through delivery of complete assemblies all under one roof.
In August, the Company acquired Wamar Tool & Machine Co., a fully equipped mold making and mold repair firm that serves the plastic injection molding industry. Accordingly, all financial data in the Management's Discussion and Analysis or Plan of Operation is reported as though these companies have always been one entity.

The Company also made two other acquisitions in 1999 that were accounted for under the purchase method of accounting, as described in Note 2 of the Notes to Consolidated Financial Statements, that impact the comparability of results between the years presented. In August, the Company acquired Wamar Products, Inc. a plastic injection molder and assembler of plastic component and finished products. In September, the Company acquired Double "J" Molding, Inc., a tier two automotive supplier of plastic injection molded parts.

RESULTS OF OPERATIONS

The table below outlines the components of the Company's Statement of Income as a percentage of net sales:
                                               YEAR ENDED DECEMBER 31,
                                               -----------------------
                                                 1999           1998
                                               --------       --------
  Net sales                                      100.0%         100.0%
  Cost of sales                                   96.7%          92.6%
                                               --------       --------
    Gross profit                                   3.3%           7.4%

  Selling, general and
    administrative expenses                       48.8%          51.3%
                                               --------       --------
    Operating loss                               (45.5%)        (43.9%)

  Other income(expense)                           (5.3%)         (2.6%)
                                               --------       --------
    Loss before income taxes                     (50.8%)        (46.5%)
  Provision for income taxes                        .4%           (.6%)
                                               --------       --------
    Net loss                                     (51.2%)        (45.9%)
                                               ========       ========
                                  -12-


Net sales

Net sales for 1999 were $28.1 million, an increase of $18.1 million, or 181.5%, over net sales of $10.0 million for 1998. Of this increase, $11.8 million was due to the acquisition of Wamar Products in August 1999 and Double J in September 1999. The remaining sales increase was primarily attributable to higher sales volume due to increased manufacturing capacity at the new Montpelier, Ohio facility. No significant price increases occurred during 1999.

Gross profit

Gross profit as a percentage of net sales in 1999 was 3.3% compared to 7.4% in 1998. Overall gross profit margins did not reach levels consistent with the injection molding industry due to the under absorption of overhead costs at the new Montpelier facility. That location is still operating below practical capacity, however, business booked for mid 2000 and beyond should bring that facility closer to normal operating levels within the next three to six months. Manufacturing overhead at that facility is being minimized where possible, however, the fixed costs there are now being fully recognized as operations are now completely on line. The Montpelier start-up expenses were partially offset by gross profits recorded by Wamar Products and Double J during the last four months and three months of the year, respectively.

The decline in gross profit percentage was also impacted by an increase in outsourced mold manufacturing, which generates lower profit margins. More molds were sold in 1999 that exceeded the Company's internal production capabilities. The Company can produce plastic injection molds requiring up to 300 tons of clamping force; molds in excess of that size are outsourced to other vendors.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 168.6% from $5.1 million in 1998 to $13.7 million in 1999, but decreased as a percentage of net sales to 48.8% in 1999 compared to 51.3% in 1998. The primary reason for the increase in absolute dollars reflected the ongoing investment being made, primarily for technical talent, in order to support the Company's long-term strategy of growth through acquisitions. Sales, engineering, and management personnel have been added in order to sustain and grow the base of business that is booked for 2000. The Company anticipates that the level of selling, general and administrative expenses will continue to increase in order to support continued growth and expansion, however, management believes that selling, general and administrative expenses will continue to decrease as a percentage of net sales.

Other income (expense)

Other expense, net increased $1.2 million to $1.5 million in 1999 compared to $0.3 million in 1998. Interest expense increased $0.7 million to $1.0 million in 1999 due to higher debt levels for financing the new Montpelier facility, certain acquisition funding and general working capital needs. The Company also recognized a $0.2 million loss on the sale of the assets of Clarion Specialty Products and a loss of $0.3 million on the disposal of other property and equipment. Partially offsetting those expenses was $0.1 million of interest income.

Income taxes

The Company's 1999 effective income tax rate differed from the applicable statutory rate primarily due to nondeductible goodwill amortization, the effect of Michigan Single Business tax, and fully reserving future federal income tax benefits, which were comprised primarily of net operating loss carryforwards. The 1998 effective income tax rate differed from the applicable statutory rate primarily due to nondeductible goodwill amortization and partially reserving future tax benefits, which were primarily comprised of net operating loss carryforwards.

Net Loss

Net loss for 1999 increased to $14.4 million, or $0.88 per basic share, compared to $4.6 million, or $0.53 per basic share, for 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company had a total cash balance of $6,560,000 at December 31, 1999. The Company's primary cash requirements are for ongoing operating costs, working capital needs, capital expenditure requirements, business acquisitions, debt service obligations and preferred stock dividends.
These cash requirements have increased due to the growth of the Company and are expected to continue to increase as a result of future anticipated growth. Historically, the Company's main sources of cash have been from the sale of equity securities and bank borrowings. The Company believes that cash generated from operations, together with amounts available under its revolving credit facility and any other available financing source, will be adequate to permit the Company to meet its cash requirements, although no assurance can be given in this regard. Changes in the Company's economic condition or other unforeseen circumstances could cause these funds to not be available to meet its cash requirements. In addition, the Company intends to pursue, as part of its business strategy, future growth through acquisitions that may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, the Company may be required to obtain additional debt or equity financing in connection with such transactions. There can be no assurance, however, that additional financing will be available to the Company, when and if needed, on acceptable terms or at all.

Net cash used by operating activities increased to $14.0 million in 1999 from $3.6 million in 1998. The increase in cash used by operations was primarily attributable to the operations at the Company's new Montpelier, Ohio facility and the ongoing investment being made, primarily for technical talent, in order to support the Company's long-term strategy of growth through acquisitions. The increase in cash used by operations was partially offset by positive operating cash generated from Wamar Products and Double J subsequent to their effective acquisition dates. Working capital at December 31, 1999 was $5.7 million, compared with a negative $3.2 million at December 31, 1998. The increase reflected the positive working capital of companies acquired during 1999 and the effect of converting short-term construction obligations at December 31, 1998 for the new Montpelier facility to long-term debt.

During 1999, the Company used cash of $14.0 million for capital expenditures, $6.2 million, net of cash acquired, for acquisitions and $145,000 to pay dividends to preferred shareholders.

The most significant capital expenditures during 1999 consisted of $11.3 million for the building and equipment at the Company's newly constructed Montpelier facility, and $1.9 million for land and buildings associated with the acquisition of Double J. The Company anticipates that capital expenditures for 2000 will be approximately $3.9 million, primarily for machinery and equipment.

In May of 1999, the Company sold the assets of its Clarion Specialty Products subsidiary after determining that business was not consistent with the Company's strategic growth plan. The Company received $107,500 in cash and the buyer also assumed certain of the operation's liabilities. The Company also received $102,000 in cash from the sale of other assets.

During the third quarter the Company acquired all the outstanding stock of Wamar Products, Inc. for approximately $6.8 million in cash and 200,000 shares of Clarion common stock. In addition, a $200,000 holdback liability was been recorded that was paid in cash to an escrow fund during the first quarter of 2000. Cash in the escrow fund will be paid to the seller's one year after the closing date, less any adjustments to the acquisition price as agreed to by Clarion and the sellers. The real property where Wamar Products currently conducts its business was retained by an affiliate of the sellers and is being leased to Clarion. The Company and the affiliate have entered into an option and put agreement for the real property whereby Clarion may exercise an option to purchase the real property and the sellers may exercise an option to sell the real property to Clarion. The cash purchase price, which ranges from $3.3 million to $3.7 million, is determined by the date the option or put is exercised, in accordance with a pre-defined schedule of terms.

On October 1, 1999 the Company acquired all the outstanding capital stock of Double "J" Molding, Inc. (Double J) in exchange for 850,000 shares of

Clarion common stock. In a related transaction, the Company also acquired the real property owned by a partnership controlled by the former Double J shareholders, and used by Double J, for approximately $2 million in cash and the assumption of $1.3 million in debt. Of the 850,000 Clarion shares issued for the acquisition, 425,000 shares ("Put Shares") are subject to the terms of stock put agreements ("Put Agreements") which require the Company to purchase some or all of the Put Shares from the holders at a price of $6.00 per share. The maximum potential repurchase obligation of the Company is $2,550,000. The outstanding put options expire on November 15, 2000 and are exercisable between October 1, 2000 and November 14, 2000. The Put Shares have been reclassified on the December 31, 1999 balance sheet to a temporary equity account entitled "Value of Shares Subject to Redemption." Concurrent with the issuance of these stock put options, the Company entered into a stock put agreement with a Clarion shareholder which requires that shareholder to purchase a number of shares of Clarion common stock equal to the product of: (i) the aggregate purchase price paid by Clarion for the Put Shares, divided by the lesser of (ii) the closing price of the common stock quoted on NASDAQ on the date Clarion receives notice of its obligation to perform under the Put Agreements, or (iii) $6.00. The Company's put option expires on November 25, 2000 and is exercisable between October 1, 2000 and November 14, 2000. In exchange for that put agreement, the Director received 200,000 warrants to purchase Clarion common stock at an exercise price of $5.00 per share. The warrants expire on September 30, 2002.

At December 31, 1999, the Company's total debt was $23.8 million, of which $22.8 million represented bank debt. This is in comparison to the $1.9 million in total debt at December 31, 1998, of which $1.6 million represented bank debt. The increase in total debt resulted principally from new long-term bank borrowings of $20.3 million and debt acquired with the Wamar Products and Double J acquisitions, offset by the repayments totaling $5.9 million. The bank debt outstanding at December 31, 1999 was replaced by a new revolving credit facility and term loans in February 2000.

Effective February 1, 2000, the Company acquired substantially all the assets of Drake Products Corporation, a full-service plastic injection molding firm based in Greenville, Michigan. Consideration for the acquisition included 2 million shares of Clarion common stock, approximately $25 million in cash, a $5 million subordinated promissory note and the assumption of approximately $6.5 million of liabilities. To fund the cash portion of the transaction, the Company entered into a $26,000,000 term loan agreement with a variable interest rate of LIBOR plus 3.50% or prime rate plus 1.00%, at the option of the Company. The loan requires monthly principal payments of $250,000 through February 2001, $333,333 through February 2002, and $416,667 through January 2003, plus interest. A final principal payment of $14.4 million plus interest is due in February 2003. Borrowings are collateralized by all tangible and intangible assets. In a related transaction, the Company also acquired the real property used by Drake for $2,200,000 in cash and the issuance of a $1,000,000 promissory note.

On February 29, 2000, the Company entered into a new revolving credit agreement that provides for up to $15.0 million in borrowings through February 2003. The Company borrowed $11.8 million under the new credit facility and used the proceeds to pay existing bank debt. At the option of the Company, interest is payable based on LIBOR plus 3.50% or the bank's prime rate plus 1.00%. In February 2001, interest will be variable based on the Company's leverage ratio and will range between LIBOR plus 1.75% to 3.00% or prime rate, to prime rate plus 1.00%, at the option of the Company. In addition, a commitment fee is payable on the unused portion of the credit line. At February 29, 2000, the Company did not have any unused borrowing capacity under the credit agreement's most restrictive debt covenant. Borrowings are collateralized by all tangible and intangible assets.

Concurrent with the revolving credit agreement, the Company entered into a $12.0 million term loan agreement that requires a lump sum payment of principal and interest in February 2003. Proceeds were used to pay existing bank debt. At the option of the Company, interest is payable based on LIBOR plus 1.00% or the bank's prime rate. Borrowings are collateralized by all tangible and intangible assets, in addition to certain personal guarantees. Two members of Clarion's Board of Directors and a Clarion executive officer have guaranteed $3 million of the term debt by each providing $1 million in standby letters of credit. Two other individuals not related to the Company have guaranteed the remaining $9 million; one by providing a standby letter of credit for $3 million, the other by making a $6 million cash deposit with the lending bank. The Company has agreed to pay, on behalf of the guarantors providing standby letters of credit, the 1% annual fees due under the letters of credit plus 1% per month on the guaranteed amount. The Company is paying the guarantor providing the cash deposit a 2% fee per month.

Debt covenants covering the new credit facilities require the Company to maintain certain fixed charge coverage and leverage ratios. Other provisions establish minimum tangible net worth and EBITDA targets, and limit capital expenditures and Company indebtedness. There are also restrictions on the payment of certain dividends.

During 1999, the Company sold, pursuant to various private offerings, 3,125,953 shares of its common stock at prices ranging from $2.00 per share to $3.50 per share for total proceeds of approximately $6.6 million.

During 1999, the Company authorized 3,000,000 shares of convertible cumulative preferred stock with a par value of $0.001 per share. In conjunction with the Wamar Products acquisition, and to fund general working capital needs, the Company issued 1,490,000 shares of preferred stock at a private offering price of $7.99 per share. The Company issued an additional 468,750 shares of preferred stock at a private offering price of $7.99 per share in December 1999. Annual cumulative dividends of $1.12 per share accruing from the date of issuance are payable in cash quarterly commencing on September 30, 1999. The preferred stock is convertible at the option of the holder at any time, unless previously redeemed, into shares of common stock of the Company at an initial conversion rate of 2 shares of common stock for each share of preferred stock, subject to adjustment in certain events. After December 31, 2000, the conversion rate is subject to adjustment in accordance with a pre-defined formula. The Company may at any time redeem all or any portion of the convertible preferred stock for $10 per share plus all accrued and unpaid dividends thereon.


TAX CONSIDERATIONS

The Company has net operating loss ("NOL") carryforwards for tax purposes that are available to offset future taxable income. However, there are federal tax laws that restrict or eliminate NOL carryforwards when certain changes of control occur. A 50% change of control, which is calculated over a rolling three-year period, may cause the Company to lose some or all of its NOL carryforward benefits. Due to the significant number of equity transactions that have occurred in recent years the Company believes there have been changes in control, however, the Company also believes there are currently no restrictions that would eliminate the future cash benefits from utilizing its NOL carryforwards. As the Company executes it strategy of growth through acquisitions, there are likely to be more transactions in the future involving private or public sales of equity securities. The Company cannot make any assurances that such transactions will not result in the loss of NOL carryforward benefits in the future due to changes in control.


INFLATION

The Company does not believe that sales of its products are affected materially by inflation, although there can be no assurance that inflation will not affect sales in the future. The Company does believe that its financial performance could be adversely affected by inflation in the plastic resin market. The primary plastic resins used by the Company are produced from petrochemical feedstock mostly derived from natural gas liquids. Supply and demand cycles in the petrochemical industry, which are often impacted by OPEC policies, can cause substantial price fluctuations. Consequently, plastic resin prices may increase as a result of changes in natural gas liquid prices and the capacity, supply and demand for resin and petrochemical feedstock from which they are produced.

In many instances the Company has been able to pass through changes in the cost of its raw materials to customers in the form of price increases. However, there is no assurance that the Company will be able to continue such pass throughs, or that the timing of such pass throughs will coincide with the Company's increased costs. To the extent that increases in the cost of plastic resin cannot be passed on to customers, or that the duration of time lags associated with a pass through becomes significant, such increases may have an adverse impact on gross profit margins and the overall profitability of the Company.


YEAR 2000 READINESS DISCLOSURE

Many computer systems and software products were designed to accept only two digits in date code fields which could result in recognizing the entry "00" as the year 1900 rather than the year 2000. Consequently, such computer systems and software products need to be upgraded to comply with Year 2000 ("Y2K") requirements. Clarion had actively taken steps prior to December 31, 1999 to insure that information technology systems, embedded technology and material third parties were all prepared to process date-related information in the Year 200 without disruption.

As of the date of this filing, the Company has not experienced any Y2K-related problems and is unaware of any future potential interruptions that could result from Y2K readiness issues. The Company continues to monitor its operations and transactions with customers and vendors for possible Y2K issues.


ITEM 7.  FINANCIAL STATEMENTS

The following report, financial statements and notes are included with this report:

    Independent Auditors' Report
    Consolidated Balance Sheets
    Consolidated Statements of Income
    Consolidated Statements of Shareholders' Equity
    Consolidated Statements of Cash Flows
    Notes to Consolidated Financial Statements

                          Independent Auditors' Report
                          ----------------------------


To the Board of Directors
Clarion Technologies, Inc. and Subsidiaries
Holland, Michigan


We have audited the accompanying consolidated balance sheets of Clarion Technologies, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clarion Technologies, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


PERRIN, FORDREE & COMPANY, P.C.


 /s/ Perrin, Fordree & Company, P.C.


March 11, 2000
Troy, Michigan

              CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS


                                                       DECEMBER 31,
                                                -------------------------
                                                    1999          1998
                                                -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents                     $ 6,560,000   $ 3,973,000
  Accounts receivable, net of allowances
    of $883,000 in 1999 and $55,000 in 1998       9,543,000     1,951,000
  Inventories                                     3,752,000     1,013,000
  Prepaid expenses and other current assets         706,000       339,000
                                                -----------   -----------
    Total current assets                         20,561,000     7,276,000


Property, plant and equipment:
  Land                                              315,000       188,000
  Buildings and improvements                     13,930,000       102,000
  Machinery and equipment                        30,343,000     5,714,000
  Furniture and office equipment                  4,098,000     1,556,000
  Construction in progress                           53,000     6,379,000
                                                -----------   -----------
                                                 48,739,000    13,939,000
  Less accumulated depreciation                 (15,145,000)   (3,235,000)
                                                -----------   -----------
                                                 33,594,000    10,704,000
Other assets:
  Costs in excess of net assets acquired,
    net of accumulated amortization of
    $212,000 in 1999 and $79,000 in 1998          5,567,000     1,102,000
  Deferred tax assets                                     -        68,000
  Other assets                                      592,000        20,000
                                                -----------   -----------
                                                  6,159,000     1,190,000
                                                -----------   -----------
                                                $60,314,000   $19,170,000
                                                ===========   ===========



       See accompanying notes to consolidated financial statements.

              CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS


                                                       DECEMBER 31,
                                                -------------------------
                                                    1999          1998
                                                -----------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                               $    87,000   $   600,000
  Current portion of long-term debt                 463,000       426,000
  Accounts payable                                8,395,000     4,145,000
  Accrued construction costs                              -     4,430,000
  Accrued payroll and benefits                    2,641,000       208,000
  Accrued dividends                                 426,000             -
  Other current liabilities                       2,818,000       674,000
                                                -----------   -----------
    Total current liabilities                    14,830,000    10,483,000

Long-term debt, net of current portion           23,204,000       863,000
Deferred tax liability                              197,000             -
Other liabilities                                   540,000             -
                                                -----------   -----------
    Total liabilities                            38,771,000    11,346,000


Value of shares subject to redemption             2,550,000             -


Shareholders' equity:
  Preferred stock, $0.001 par value,
    3,000,000 shares authorized; 1,958,750
    shares issued and outstanding in 1999,
    stated at liquidation value of $8.00
    per share                                    15,670,000             -
  Common stock, $0.001 par value in 1999,
    $0.01 par value in 1998, 40,000,000
    shares authorized; 18,534,504 and
    13,978,893 issued and outstanding
    in 1999 and 1998, respectively                   19,000       140,000
  Additional paid-in capital                     23,820,000    13,257,000
  Accumulated deficit                           (20,516,000)   (5,573,000)
                                                -----------   -----------
      Total shareholders' equity                 18,993,000     7,824,000
                                                -----------   -----------
                                                $60,314,000   $19,170,000
                                                ===========   ===========

       See accompanying notes to consolidated financial statements.

              CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME


                                                 YEAR ENDED DECEMBER 31,
                                               --------------------------
                                                    1999          1998
                                               ------------   -----------

Net sales                                      $ 28,059,000   $ 9,966,000
Cost of sales                                    27,139,000     9,224,000
                                               ------------   -----------
    Gross profit                                    920,000       742,000

Selling, general and
  administrative expenses                        13,685,000     5,117,000
                                               ------------   -----------
    Operating loss                              (12,765,000)   (4,375,000)

Other income (expense):
  Interest expense                               (1,010,000)     (258,000)
  Interest income                                    81,000         2,000
  Loss on sale of business                         (222,000)            -
  Loss on sale of equipment                        (330,000)       (2,000)
                                               ------------   -----------
                                                 (1,481,000)     (258,000)
                                               ------------   -----------
    Loss before income taxes                    (14,246,000)   (4,633,000)

Provision for income taxes                          126,000       (55,000)
                                               ------------   -----------
    Net loss                                   $(14,372,000)  $(4,578,000)
                                               ============   ===========

Loss designated to common shareholders         $(14,943,000)  $(4,578,000)
                                               ============   ===========

Loss per share:
  Basic                                               $(.88)        $(.53)
                                                      =====         =====
  Diluted                                             $(.88)        $(.53)
                                                      =====         =====



       See accompanying notes to consolidated financial statements.

              CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                      ADDITIONAL
                             PREFERRED     COMMON      PAID-IN      ACCUMULATED
                               STOCK        STOCK      CAPITAL        DEFICIT        TOTAL
                            -----------   --------   -----------   ------------   -----------
Previously reported
  balances at
  December 31, 1997         $         -   $ 52,000   $ 1,513,000   $ (1,511,000)  $    54,000
Adjustment for pooling of
  interest, Mito                      -      3,000        (3,000)       203,000       203,000
Adjustment for pooling of
  interest, Wamar Tool                -      2,000         8,000        313,000       323,000
                            -----------   --------   -----------   ------------   -----------
Restated balances at
  December 31, 1997                   -     57,000     1,518,000       (995,000)      580,000

Net loss                              -          -             -     (4,578,000)   (4,578,000)
Issuance of common stock
  for services rendered               -      3,000       336,000              -       339,000
Issuance of common stock
  relating to employment
  agreements                          -      2,000       147,000              -       149,000
Common stock issued with
  acquisition                         -     10,000       940,000              -       950,000
Issuance of common stock              -     68,000    10,316,000              -    10,384,000
                            -----------   --------   -----------   ------------   -----------
Balances at
  December 31, 1998                   -    140,000    13,257,000     (5,573,000)    7,824,000

Net loss                              -          -             -    (14,372,000)  (14,372,000)
Change in par value of
  common stock from
  $.01 to $.001                       -   (125,000)      125,000              -             -
Issuance of common stock
  for services rendered               -          -     1,093,000              -     1,093,000
Net issuance of common
  stock relating to
  employment agreements               -          -         4,000              -         4,000
Common stock issued for
  acquisitions                        -      1,000     4,199,000              -     4,200,000
Issuance of common stock
  for cash                            -      3,000     6,586,000              -     6,589,000
Issuance of preferred
  stock for cash             15,670,000          -       (19,000)             -    15,651,000
Reclassification of shares
  subject to redemption               -          -    (2,550,000)             -    (2,550,000)
Stock-based compensation              -          -     1,125,000              -     1,125,000
Preferred dividends
  declared                            -          -             -       (571,000)     (571,000)
                            -----------   --------   -----------   ------------   -----------
Balances at
  December 31, 1999         $15,670,000   $ 19,000   $23,820,000   $(20,516,000)  $18,993,000
                            ===========   ========   ===========   ============   ===========



       See accompanying notes to consolidated financial statements.

              CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                       1999            1998
                                                   ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $(14,372,000)   $(4,578,000)
  Adjustments to reconcile net income to net
   cash provided by operations
    Depreciation and amortization                     1,948,000         768,000
    Deferred income taxes                                     -         (43,000)
    Allowance for doubtful accounts                     532,000               -
    Loss on sale of equipment                           330,000           2,000
    Loss on sale of business                            222,000               -
    Stock-based compensation expense                  1,125,000               -
    Changes in operating assets and liabilities:
      Accounts receivables                           (1,085,000)       (567,000)
      Inventories                                      (847,000)       (584,000)
      Prepaid expenses and other assets                 230,000        (233,000)
      Accounts payable                               (4,871,000)      1,299,000
      Accruals and other liabilities                  2,780,000         295,000
                                                   ------------     -----------
Cash used in operating activities                   (14,008,000)     (3,641,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (14,003,000)     (2,950,000)
  Proceeds from sale of equipment                       102,000           3,000
  Proceeds from sale of business                        107,000               -
  Proceeds from notes receivable                              -          25,000
  Acquisitions, net of cash acquired                 (6,245,000)       (871,000)
                                                   ------------     -----------
Cash used in investing activities                   (20,039,000)     (3,793,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in short-term debt                         487,000         220,000
  Proceeds from borrowings                           20,253,000         211,000
  Repayments of long-term debt                       (5,920,000)       (658,000)
  Capital lease payments                               (281,000)        (17,000)
  Net proceeds from issuance of preferred stock      15,651,000               -
  Net proceeds from issuance of common stock          6,589,000      11,725,000
  Preferred stock dividends paid                       (145,000)              -
                                                   ------------     -----------
Cash provided by financing activities                36,634,000      11,481,000
                                                   ------------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS             2,587,000       4,047,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR          3,973,000         (74,000)
                                                   ------------     -----------
CASH AND CASH EQUIVALENTS, END OF YEAR             $  6,560,000     $ 3,973,000
                                                   ============     ===========



       See accompanying notes to consolidated financial statements.

              CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of Clarion Technologies, Inc. is presented to assist the reader in evaluating the financial statements. Certain amounts in 1998 have been reclassified to conform with the 1999 presentation.

PRINCIPLES OF CONSOLIDATION
---------------------------
The consolidated financial statements include the accounts of Clarion Technologies, Inc. and subsidiaries (collectively, the "Company" or "Clarion"). All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES
----------------
The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates, including estimates related to assumptions, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

CASH AND CASH EQUIVALENTS
-------------------------
The company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

INVENTORIES
-----------
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Components of inventories are summarized as follows:

                                                      DECEMBER 31,
                                                ------------------------
                                                   1999          1998
                                                ----------    ----------
  Raw materials                                 $1,626,000    $  447,000
  Work in process                                1,331,000       277,000
  Finished goods                                   795,000       289,000
                                                ----------    ----------
                                                $3,752,000    $1,013,000
                                                ==========    ==========
                                  -26-


              CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION
----------------------------------------------
Property, plant and equipment are recorded at cost. Expenditures for significant renewals and improvements are capitalized. Repairs and maintenance costs are charged to expense as incurred. Depreciation is recognized over the estimated useful lives of the assets using primarily the straight-line method. The estimated useful lives used ranges from 5 to 40 years for buildings and improvements, 3 to 12 years for machinery and equipment, and 2 to 10 furniture and office equipment. Leasehold improvements are amortized over the shorter of the lives of the leases or estimated service lives.

COSTS IN EXCESS OF NET ASSETS ACQUIRED AND OTHER LONG-LIVED ASSETS
---------------------------------------------------------------------
Costs in excess of net assets acquired represent the excess of purchase price and related costs over the value assigned to net tangible assets of businesses acquired. These intangible assets are being amortized on a straight-line basis over the period estimated to be benefitted, not exceeding 40 years.

The Company continually reviews the recoverability of its long-lived assets by determining whether unamortized balances can be recovered through undiscounted future operating cash flows over the remaining lives of the assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121. If the sum of the expected future cash flows is less than the carrying value of the assets, an impairment loss is recognized for the excess of the carrying value over the fair value. The estimated fair value is determined by discounting the expected future cash flows at a rate that would be similar for an investment with like risks.

REVENUE RECOGNITION
-------------------
Sales are recorded when products are shipped or a service is performed.

RESEARCH AND DEVELOPMENT
------------------------
Research and development expenditures are expensed when incurred.

INCOME TAXES
------------
The provision for income taxes is based on income reported in the financial statements. Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of assets and liabilities.

              CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

EARNINGS PER SHARE
------------------
Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding in each year. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding plus all shares that would have been outstanding if every potentially dilutive common share had been issued. The following table reconciles the numerators and denominators used in the calculation of basic and diluted EPS.

                                                 1999            1998
                                             ------------    -----------
  Numerators:
    Net loss                                 $(14,372,000)   $(4,578,000)
    Preferred stock dividends declared           (571,000)             -
                                             ------------    -----------
    Loss designated to common shareholders
      for basic and diluted EPS              $(14,943,000)   $(4,578,000)
                                             ============    ===========

  Denominators:
    Weighted-average shares outstanding
      for basic and diluted EPS                16,930,770      8,662,711
                                               ==========      =========

Diluted EPS was the same as basic EPS in 1999 and 1998. The diluted share base excluded all common stock equivalents because of the anti-dilutive effect caused by the Company's operating losses during each of those years.

RELATED PARTY TRANSACTION
--------------------------
In January 1999, the Company entered into an agreement with a firm owned by a Director of the Company to provide consulting services for strategic initiatives. Terms of the agreement provide for monthly payments of $15,000 through December 2002.

CONCENTRATIONS OF CREDIT RISK
-----------------------------
The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables.

The Company maintains its cash accounts with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution.

              CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company sells its products directly to other manufacturers. No single customer accounted for more than 10% of consolidated revenue in 1998. For the year ended December 31, 1999, the Company had one customer that accounted for approximately 18% of consolidated net sales and approximately 28% of trade accounts receivable. The Company routinely assesses the financial strength of its customers in order to manage its concentration of credit risk.


NOTE 2.  BUSINESS COMBINATIONS

Purchase Transactions:

On September 30, 1999 the Company acquired all the outstanding stock of Double "J" Molding, Inc. ("Double J") in exchange for 850,000 shares of Clarion common stock. Double J is a tier-two automotive supplier of plastic injection molded parts. The transaction was accounted for under the purchase method of accounting, therefore, assets and liabilities were recorded based on their fair values at the date of acquisition. Operating results have been included in the Company's consolidated statements of income from the date of acquisition. The Company recorded $1.4 million of costs in excess of net assets acquired, which are being amortized over 40 years.

In a related transaction, the Company also acquired the real property where Double J conducts it business from a partnership controlled by the former Double J shareholders. The Company paid approximately $2 million in cash and assumed $1.3 million in debt for the property.

On August 31, 1999, the Company acquired Wamar Products, Inc. ("Wamar Products"), a plastic injection molder and assembler of plastic component and finished products. The Company purchased all the outstanding stock of Wamar Products for approximately $6.8 million in cash and 200,000 shares of Clarion common stock. In addition, a $200,000 holdback liability has been recorded that was paid into an escrow fund during the first quarter of 2000. Cash in the escrow fund will be paid to the seller's one year after the closing date, less any adjustments to the acquisition price as agreed to by Clarion and the sellers. The transaction was accounted for under the purchase method of accounting, therefore, assets and liabilities were recorded based upon their fair values at the date of acquisition.
Operating results have been included in the Company's consolidated statements of income from the date of acquisition. The Company recorded $3.2 million of costs in excess of net assets acquired, which are being amortized over 40 years.

              CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  BUSINESS COMBINATIONS (continued)

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

On June 15, 1998 the Company acquired all the outstanding stock of Rose and Associates, Inc. ("Rose") in exchange for 950,000 shares of Clarion common stock. Rose is a sales and marketing firm specializing in plastic injection molded parts. The transaction was accounted for under the purchase method of accounting, therefore, assets and liabilities were recorded based upon their fair values at the date of acquisition.
Operating results have been included in the Company's consolidated statements of income from the date of acquisition. The Company recorded $950,000 of costs in excess of net assets acquired, which are being amortized over 7 years.

The following unaudited pro forma consolidated results of operations are presented as if the acquisitions of Wamar Products and Double J had been made at the beginning of the periods presented. The effects of the Rose acquisition on the consolidated financial statements was not significant and has been excluded from the pro forma presentation.

                                               YEAR ENDED DECEMBER 31,
                                             ---------------------------
                                                1999            1998
                                             -----------     -----------
  Net sales                                  $56,087,000     $51,051,000
  Net loss                                   (16,142,000)     (3,896,000)
  Loss per share:
    Basic                                          (0.91)          (0.40)
    Diluted                                        (0.91)          (0.40)

The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchases been made at the beginning of the periods presented or of the future results of the combined operations.

              CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  BUSINESS COMBINATIONS (continued)

Pooling Transactions:

On April 29, 1999 the Company acquired Mito Plastics, Inc. ("Mito") by exchanging 310,000 shares of Clarion common stock for all the outstanding stock of Mito. Mito is a full-service product development company providing program management, industrial design, engineering, prototyping and tooling from concept through delivery of complete assemblies all under one roof. The acquisition has been accounted for as a pooling of interests and accordingly all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of Mito.

On August 31, 1999 the Company completed the acquisition of Wamar Tool & Machine Co. ("Wamar Tool") by exchanging 200,000 shares of Clarion common stock for all the outstanding stock of Wamar Tool. Wamar Tool is a fully equipped mold making and mold repair firm that serves the plastic injection molding industry. The acquisition has been accounted for as a pooling of interests and accordingly all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of Wamar Tool.

Net sales and net income of the separate companies for the period preceding the acquisitions and the combined amounts presented in the accompanying consolidated financial statements are presented below:

                                                                 1998
                                                             -----------
  Net sales:
    Clarion Technologies, Inc.                               $ 3,401,000
    Mito                                                       4,978,000
    Wamar Tool                                                 1,587,000
                                                             -----------
      Combined                                               $ 9,966,000
                                                             ===========
  Net earnings (loss):
    Clarion Technologies, Inc.                               $(4,397,000)
    Mito                                                        (260,000)
    Wamar Tool                                                    79,000
                                                             -----------
      Combined                                               $(4,578,000)
                                                             ===========

              CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  BUSINESS COMBINATIONS (continued)

Divestiture:

On April 26, 1999 the Company sold substantially all the assets of its Clarion Specialty Products subsidiary, for $107,000 and recorded a non-cash book loss of approximately $222,000. The business had net sales of $227,000 and a net loss of $357,000 in 1998. Net sales of $163,000 and a net loss of $485,000 were included in the Company's results of operations for 1999.


NOTE 3.  SHORT-TERM AND LONG-TERM DEBT

At December 31, 1999 and 1998, short-term debt outstanding was $3,587,000 and $600,000, respectively, which consisted of bank lines of credit that provided for secured borrowings of up to $3,600,000 and $1,125,000, respectively. The weighted average interest rates for short-term debt outstanding was 8.5% in 1999 and 8.75% in 1998. Short-term borrowings of the Company are collateralized by all tangible and intangible assets. Short-term debt of $3,500,000 at December 31, 1999 was consolidated into a new credit facility on February 29, 2000 as described further in Note 9. Accordingly, that short-term obligation has been excluded from the Company's current liabilities.

Long-term debt consisted of the following:
                                                      DECEMBER 31,
                                               -------------------------
                                                   1999          1998
                                               -----------    ----------
  Line of credit refinanced (See Note 9)       $ 3,500,000    $        -
  Revolving credit agreements                    5,575,000             -
  Term debt                                     13,752,000       914,000
  Promissory notes                                       -       115,000
  Capital lease obligations                        840,000       260,000
                                               -----------    ----------
                                                23,667,000     1,289,000
    Less current portion                           463,000       426,000
                                               -----------    ----------
                                               $23,204,000    $  863,000
                                               ===========    ==========

              CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.  SHORT-TERM AND LONG-TERM DEBT (continued)

The Company had several secured revolving credit agreements with a single bank providing up to $7,150,000 in borrowings with expiration dates in February and March of 2002. Interest rates varied depending on the agreement, and ranged from the Bank's prime rate to prime rate plus 1.25%, and LIBOR plus 2.25% to LIBOR plus 2.75%. Actual rates of interest in effect at December 31, 1999 ranged from 8.5% to 9.5%. All of the Company's revolving credit agreements were consolidated into a new credit facility on February 29, 2000 as described further in Note 9.

Term debt consisted of mortgages and equipment loans at fixed and variable interest rates, ranging from 5.5% to 9.75%, with required periodic principal payments through 2006. Substantially all of the Company's term debt was consolidated into a new credit facility on February 29, 2000 as described further in Note 9.

Long-term borrowings of the Company are collateralized by all tangible and intangible assets.

Maturities of long-term debt are as follows:

  At December 31, 1999:
    2000                                                  $   463,000
    2001                                                      215,000
    2002                                                      164,000
    2003                                                   22,762,000
    2004                                                       63,000
                                                          -----------
                                                          $23,667,000
                                                          ===========

Credit agreements require the Company to comply with certain restrictive covenants, which, among other things, include maintaining certain financial ratios and a minimum level of tangible net worth. At December 31, 1999 the Company was in compliance with these restrictive covenants, except for covenants requiring minimum fixed charge and interest coverage ratios. Waivers for these covenant violations were not obtained since the Company entered into a new agreement with the lending bank to consolidate all outstanding debt subject to the covenants into a new credit facility on February 29, 2000, as described further in Note 9.

Interest paid on short-term and long-term debt was $1,134,000 and $163,000 in 1999 and 1998, respectively. Deferred financing costs are amortized over the lives of the related debt agreements.

The carrying amount of the Company's debt instruments approximates fair value. Fair value is estimated based on discounted cash flows, as well as other valuation techniques.
                                  -33-


              CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.  LEASES

The Company leases certain office and production facilities and equipment under agreements expiring from 2000 to 2007. New equipment acquired under capital lease obligations totaled $780,000 and $0 in 1999 and 1998, respectively. Assets under capital leases were as follows:

                                                       DECEMBER 31,
                                                 -----------------------
                                                    1999          1998
                                                 ----------    ---------
  Equipment                                      $1,244,000    $ 439,000
  Less accumulated depreciation                    (330,000)    (239,000)
                                                 ----------    ---------
    Net assets under capital leases              $  914,000    $ 200,000
                                                 ==========    =========

The following is a schedule of future minimum rental payments required under capital and operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1999:

                                                  Capital     Operating
                                                  --------    ----------
  At December 31, 1999:
    2000                                          $313,000    $  540,000
    2001                                           228,000       503,000
    2002                                           191,000       484,000
    2003                                           191,000       479,000
    2004                                            64,000       392,000
    Thereafter                                           -       728,000
                                                  --------    ----------
      Total minimum lease payments                 987,000    $3,126,000
                                                              ==========
      Amount representing interest                 147,000
                                                  --------
      Present value of minimum lease payments     $840,000
                                                  ========

Rent expense for all operating leases was $658,000 and $371,000 for the years ended December 31, 1999 and 1998, respectively.

              CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  INCOME TAXES

Losses before provisions for income taxes were derived entirely from domestic operations. The following is a summary of the components of income tax provisions:

                                                 YEAR ENDED DECEMBER 31,
                                                ------------------------
                                                   1999          1998
                                                ----------    ----------
  Current:
    Federal                                     $        -    $  (13,000)
    State and local                                126,000             -
  Deferred:
    Federal                                              -       (42,000)
                                                ----------    ----------
                                                $  126,000    $  (55,000)
                                                ==========    ==========

The following table reconciles the U.S. statutory rate to the Company's effective tax rate:

                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                                    1999         1998
                                                 ----------   ----------
  Statutory rate                                    (34.0)%      (34.0)%
  State income tax                                    0.9            -
  Other items, net                                   (1.9)         1.3
  Valuation allowances                               35.9         31.5
                                                 ----------   ----------
    Effective tax rate                                0.9 %       (1.2)%
                                                 ==========   ==========

              CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  INCOME TAXES (continued)

The primary components of the Company's deferred tax assets and liabilities and the related valuation allowances were as follows:

                                                      DECEMBER 31,
                                                ------------------------
                                                   1999          1998
                                                ----------    ----------
  Assets:
    Net operating loss carryforwards            $5,763,000    $2,019,000
    Accounts receivable reserves                   300,000        19,000
    Inventory reserves                             390,000             -
    Employee benefits                              919,000        34,000
    Other accrued liabilities                      437,000             -
    Valuation allowances                        (6,958,000)   (1,839,000)
                                                ----------    ----------
                                                   851,000       233,000
  Liabilities:
    Depreciation                                (1,048,000)     (165,000)
                                                ----------    ----------
                                                (1,048,000)     (165,000)
                                                ----------    ----------
    Net deferred tax asset (liability)          $ (197,000)   $   68,000
                                                ==========    ==========

At December 31, 1999, the Company had $16.5 million of available net operating loss ("NOL") carryforwards for income tax purposes, which expire 2006 through 2019. The Company established valuation allowances in 1999 and 1998, primarily for NOL carryforwards, due to the uncertainty of future profitability and changes in shareholder control. Federal tax laws restrict or eliminate NOL carryforwards when certain changes of control occur. A 50% change of control, which is calculated over a rolling three-year period, may cause the Company to lose some or all of its NOL carryforward benefits. Due to the significant number of equity transactions that have occurred in recent years the Company believes there have been changes in control, however, the Company also believes there are currently no restrictions that would eliminate the future cash benefits from utilizing its NOL carryforwards. As the Company executes it strategy of growth through acquisitions, there are likely to be more transactions in the future involving private or public sales of equity securities. The Company cannot make any assurances that such transactions will not result in the loss of NOL carryforward benefits in the future due to changes in control.

The Company made income tax payments, net of refunds, of $95,000 in 1999 and had refunds, net of income tax payments, of $9,000 in 1998.

              CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.  EMPLOYEE BENEFIT AND STOCK OPTIONS PLANS

The Company maintains 401(k) retirement savings plans for the benefit of substantially all full-time employees. Participant contributions are matched by the Company based on applicable matching formulas. The Company's matching expense for the plan was $66,000 and $42,000 in 1999 and 1998, respectively.

The Company has two stock option plans covering 1,750,000 shares of Clarion common stock. The plans permit options to be granted to officers, directors and other key employees. Options granted may either be incentive stock options or nonqualified stock options. Incentive stock options awarded under the plans may not be granted at a price less than the fair market value on the date of grant. Nonqualified options awarded under the plans may not be granted at a price less than eighty-five percent (85%) of the fair market value on the date of grant. Conditions of vesting are determined at the time of grant. The maximum option term may not exceed ten years from the date of grant.

At December 31, 1999, 1,180,000 shares were available for future grants under the Company's two stock option plans. The following table summarizes stock option activity since December 31, 1997:

                                                                Weighted
                                                                Average
                                                                Exercise
                                                     Shares      Prices
                                                   ----------   --------
  Outstanding at December 31, 1997                    670,000     $1.95
    Granted                                         3,099,500      1.02
    Exercised                                      (3,242,704)      .96
                                                   ----------
  Outstanding at December 31, 1998                    526,796      2.56

    Granted                                         1,735,000      3.28
    Exercised                                        (105,000)     1.00
    Expired or canceled                              (151,796)     1.13
                                                   ----------
  Outstanding at December 31, 1999                  2,005,000      3.38
                                                   ==========

              CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.  EMPLOYEE BENEFIT AND STOCK OPTIONS PLANS (continued)

The following table summarizes information about outstanding and exercisable options at December 31, 1999:

                     Outstanding                         Exercisable
  -------------------------------------------------  -------------------
                               Weighted
                               Average      Weighted            Weighted
     Range of                  Remaining    Average             Average
     Exercise                 Contractual   Exercise            Exercise
      Prices       Shares    Life in Years   Prices    Shares   Prices
  --------------  ---------  -------------  --------  --------  --------
  $1.00 - $ 2.00   610,000        3.8        $ 1.18    562,000   $ 1.11
   3.25 -   3.75   890,000        3.2          3.31    590,000     3.33
   5.00 -   6.88   430,000        2.9          5.30    325,000     5.03
   9.00 -  12.00    75,000        2.7         11.00          -        -
                 ---------                           ---------
                 2,005,000        3.3          3.38  1,477,000     2.86
                 =========                           =========

The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. Accordingly, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. During 1999, the Company recorded non-cash compensation expense of $1,125,000 in accordance with APB 25. If compensation costs had been computed under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company would have recognized additional after-tax expense of $2,888,000 in 1999 and $0 in 1998. The loss per share (basic and diluted) in 1999 and 1998 would have increased by $.17 and $0, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes model with the following assumptions:

                                                 1999           1998
                                            -------------    -----------
  Dividend yield                                       0%             0%
  Volatility                                          62%            20%
  Risk-free interest rates                  4.57% - 5.78%           5.0%
  Expected life of options                    3 - 5 years    1 - 4 years

Black-Scholes is a widely accepted stock option pricing model, however, the ultimate value of stock options granted will be determined by the actual length of time options are held and the future price levels of the Company's common stock.
                                  -38-


              CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.  SHAREHOLDERS' EQUITY

During 1998, the Company sold, pursuant to various private offerings, 3,556,000 shares of its common stock at prices ranging from $1.00 per share to $2.00 per share. The proceeds from these offerings were used to fund general working capital needs and capital expenditures.

During 1999, the Company's shareholders approved a change of the par value of the Company's Common Stock from $0.01 par value to $0.001 par value. Also, the shareholders approved an increase in the number of authorized common shares from 20 million to 40 million.

During 1999, the Company sold, pursuant to various private offering, 3,125,953 shares of its common stock at prices ranging from $2.00 per share to $3.50 per share. The proceeds of these offerings were used to fund general working capital needs and capital expenditures. The Company also issued to certain individuals and vendors, as payment for services rendered, 369,658 shares of Clarion common stock at agreed upon prices ranging from $2.00 per share to $4.84 per share.

As described in Note 2, the Company issued 850,000 shares of Clarion common stock in connection with the acquisition of Double J. Of the 850,000 Clarion shares issued for the acquisition, 425,000 shares ("Put Shares") are subject to the terms of stock put agreements ("Put Agreements") which require the Company to purchase some or all of the Put Shares from the holders at a price of $6.00 per share. The maximum potential repurchase obligation of the Company is $2,550,000. The outstanding put options expire on November 15, 2000 and are exercisable between October 1, 2000 and November 14, 2000. The Put Shares have been reclassified on the December 31, 1999 balance sheet to a temporary equity account entitled "Value of Shares Subject to Redemption." Concurrent with the issuance of these stock put options, the Company entered into a stock put agreement with a member of the Board of Directors which requires that Director to purchase a number of shares of Clarion common stock equal to the product of: (i) the aggregate purchase price paid by Clarion for the Put Shares, divided by the lesser of (ii) the closing price of the common stock quoted on NASDAQ on the date Clarion receives notice of its obligation to perform under the Put Agreements, or (iii) $6.00. The Company's put option expires on November 25, 2000 and is exercisable between October 1, 2000 and November 14, 2000. In exchange for that put agreement, the Director received 200,000 warrants to purchase Clarion common stock at an exercise price of $5.00 per share. The warrants expire on September 30, 2002.

              CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.  SHAREHOLDERS' EQUITY (continued)

During 1999, the Company authorized 3,000,000 shares of convertible cumulative preferred stock with a par value of $0.001 per share. In conjunction with the Wamar Products acquisition, and to fund general working capital needs, the Company issued 1,490,000 shares of preferred stock at a private offering price of $7.99 per share. The Company issued an additional 468,750 shares of preferred stock at a private offering price of $7.99 per share in December 1999. Annual cumulative dividends of $1.12 per share accruing from the date of issuance are payable in cash quarterly commencing on September 30, 1999. The preferred stock is convertible at the option of the holder at any time, unless previously redeemed, into shares of common stock of the Company at an initial conversion rate of 2 shares of common stock for each share of preferred stock, subject to adjustment in certain events. After December 31, 2000, the conversion rate is subject to adjustment in accordance with a pre-defined formula. The Company may at any time redeem all or any portion of the convertible preferred stock for $10 per share plus all accrued and unpaid dividends thereon. Holders of the convertible preferred stock have voting rights and preference over common stockholders in dividends and liquidation rights.


NOTE 8.  GEOGRAPHIC AND SEGMENT DATA

The Company operates in a single geographic location, North America, and in a single reportable business segment, plastic injection molding.


NOTE 9.  SUBSEQUENT EVENTS

Effective February 1, 2000, the Company acquired substantially all the assets of Drake Products Corporation, a full-service plastic injection molding firm based in Greenville, Michigan. Consideration for the acquisition included 2 million shares of Clarion common stock, approximately $25 million in cash, a $5 million subordinated promissory note and the assumption of approximately $6.5 million of liabilities. To fund the cash portion of the transaction, the Company entered into a $26,000,000 term loan agreement with a variable interest rate of LIBOR plus 3.50% or prime rate plus 1.00%, at the option of the Company. The loan requires monthly principal payments of $250,000 through February 2001, $333,333 through February 2002, and $416,667 through January 2003, plus interest. A final principal payment of $14.4 million plus interest is due in February 2003. Borrowings are collateralized by all tangible and intangible assets. In a related transaction, the Company also acquired the real property used by Drake for $2,200,000 in cash and the issuance of a $1,000,000 promissory note.

              CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.  SUBSEQUENT EVENTS (continued)

On February 29, 2000, the Company entered into a new revolving credit agreement that provides for up to $15.0 million in borrowings through February 2003. The Company borrowed $11.8 million under the new credit facility and used the proceeds to pay existing bank debt. At the option of the Company, interest is payable based on LIBOR plus 3.50% or the bank's prime rate plus 1.00%. In February 2001, interest will be variable based on the Company's leverage ratio and will range between LIBOR plus 1.75% to 3.00% or prime rate, to prime rate plus 1.00%, at the option of the Company. In addition, a commitment fee is payable on the unused portion of the credit line. At February 29, 2000, the Company did not have any unused borrowing capacity under the credit agreement's most restrictive debt covenant. Borrowings are collateralized by all tangible and intangible assets.

Concurrent with the revolving credit agreement, the Company entered into a $12.0 million term loan agreement that requires a lump sum payment of principal and interest in February 2003. Proceeds were used to pay existing bank debt. At the option of the Company, interest is payable based on LIBOR plus 1.00% or the bank's prime rate. Borrowings are collateralized by all tangible and intangible assets, in addition to certain personal guarantees. Two members of Clarion's Board of Directors and a Clarion executive officer have guaranteed $3 million of the term debt by each providing $1 million in standby letters of credit. Two other individuals not related to the Company have guaranteed the remaining $9 million; one by providing a standby letter of credit for $3 million, the other by making a $6 million cash deposit with the lending bank. The Company has agreed to pay, on behalf of the guarantors providing standby letters of credit, the 1% annual fees due under the letters of credit plus 1% per month on the guaranteed amount. The Company is paying the guarantor providing the cash deposit a 2% fee per month.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Information required to be furnished by Items 401 and 405 of Regulation S-B is included in the Company's definitive Proxy Statement for its 2000 annual meeting of shareholders filed with the Commission (the "2000 Proxy Statement") and is incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION.

Information required to be furnished by Item 402 of Regulation S-B is included in the Company's 2000 Proxy Statement and is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information required to be furnished by Item 403 of Regulation S-B is included in the Company's 2000 Proxy Statement and is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required to be furnished by Item 404 of Regulation S-B is included in the Company's 2000 Proxy Statement and is incorporated herein by reference.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a) See Exhibit Index located on page 45.

    (b) The Company filed the following three reports on Form 8-K during the three months ended December 31, 1999:

          October 13, 1999; pursuant to Item 2, the Company reported the acquisition of all the outstanding stock of Double "J" Molding, Inc.

          November 15, 1999; pursuant to Item 7, the Company amended its current report previously filed related to the acquisitions of Wamar Products, Inc. and Wamar Tool & Machine Co. The amended report included audited financial statements for both of the acquired companies and proforma financial information.

          December 13, 1999; pursuant to Item 7, the Company amended its current report previously filed related to the acquisition of Double "J" Molding, Inc. The amended report included audited financial statements for Double "J" Molding, Inc. and proforma financial information.

                               SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CLARION TECHNOLOGIES, INC.


Date:  March 14, 2000            /s/ Jack Rutherford
                                -----------------------------------------
                                Jack D. Rutherford, Chairman of the Board

In accordance with the Securities Exchange Act of 1934, this report has been signed below on this 14th day of March 2000, by the following persons on behalf of the Registrant and in the capacities indicated. Each Director of the Registrant whose signature appears below hereby appoints David W. Selvius as his attorney-in-fact to sign in his name and on his behalf, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.


 /s/ William Beckman                    /s/ David W. Selvius
----------------------------------     -----------------------------------
William Beckman, President             David W. Selvius, Chief Financial
  (Principal Executive Officer)          Officer and Secretary (Principal
                                         Financial and Accounting Officer)


 /s/ Jack D. Rutherford                 /s/ Harrington Bischof
----------------------------------     -----------------------------------
Jack D. Rutherford, Director           Harrington Bischof, Director


/s/ Bryan C. Cressey
----------------------------------     -----------------------------------
Bryan C. Cressey, Director             Terence M. Graunke, Director


 /s/ Fred Sotok                         /s/ Frank T. Steck
----------------------------------     -----------------------------------
Fred Sotok, Director                   Frank T. Steck, Director


 /s/ Craig Wierda                       /s/ Troy D. Wiseman
----------------------------------     -----------------------------------
Craig Wierda, Director                 Troy D. Wiseman, Director

EXHIBIT                                                              PAGE
 NUMBER                        DESCRIPTION                          NUMBER
-------  ---------------------------------------------------------  ------
  2(a)   Agreement of Merger (Reincorporation in Delaware) dated      n/a
         June 5, 1998, by and between Clarion House, Inc., a
         Nevada corporation and Clarion Technologies, Inc., a
         Delaware corporation (filed as exhibit to Form 8-K dated
         October 20, 1998 (Commission File No. 0-24690) and incorporated herein by reference)

  2(b)   Agreement and Plan of Reorganization by and between          n/a
         Clarion Technologies, Inc., R. Townley Rose, Jr. and
         Rose & Associates, Inc., dated June 3, 1998 (filed as exhibit to Form 10-KSB for the year ended December 31, 1998 (Commission File No. 0-24690) and incorporated herein by reference)

  2(c)   Agreement by and between Clarion Technologies, Inc. and      n/a
         R. Townley Rose, Jr., dated March 31, 1999 (filed as exhibit to Form 10-KSB for the year ended December 31, 1998 (Commission File No. 0-24690) and incorporated herein by reference)

  2(d)   Stock Purchase Agreement dated March 26, 1999 between        n/a
         Clarion Technologies, Inc. and Michael Muller and Thomas
         Boerema (filed as exhibit to Form 8-K dated May 13, 1999
         (Commission File No. 0-24690) and incorporated herein by reference)

  2(e)   Stock Purchase Agreement dated June 29, 1999 and First       n/a
         Amendment to Stock Purchase Agreement between Clarion
         Plastics Technologies, Inc. and the shareholders of Wamar Products, Inc. (filed as exhibit to Form 8-K dated
         September 14, 1999 (Commission File No. 0-24690) and incorporated herein by reference)

  2(f)   Stock Purchase Agreement dated June 29, 1999 and First       n/a
         Amendment to Stock Purchase Agreement between Clarion
         Plastics Technologies, Inc. and the shareholder of Wamar
         Tool & Machine Inc. (filed as exhibit to Form 8-K dated
         September 14, 1999 (Commission File No. 0-24690) and incorporated herein by reference)

  2(g)   Merger and Plan of Reorganization dated April 23, 1999       n/a
         by and among Clarion Technologies, Inc., Newco, Inc.,
         William Maatman, Edward Rycenga, and Larry Pratt regarding the stock of Double "J" Molding, Inc. (filed as exhibit to Form 8-K dated October 12, 1999
         (Commission File No. 0-24690) and incorporated herein by reference)

EXHIBIT                                                              PAGE
 NUMBER                        DESCRIPTION                          NUMBER
-------  ---------------------------------------------------------  ------
  2(h)   Asset Purchase Agreement dated January 27, 2000 by and       n/a
         among Clarion Technologies, Inc., Clarion-Drake
         Acquisition, Inc., and Drake Products Corporation,
         Jeffrey W. Anonick, and Michael C. Miller (filed as exhibit to Form 8-K dated March 15, 2000 (Commission
         File No. 0-24690) and incorporated herein by reference)

  3(a)   Certificate of Incorporation (filed as exhibit to Form       n/a
         8-K dated October 20, 1998 (Commission File No. 0-24690) and incorporated herein by reference)

  3(b)   Certificate of Amendment of Certificate of Incorporation     48
         amending Article IV

  3(c)   Bylaws of the Company (filed as exhibit to Form 8-K          n/a
         dated October 27, 1998 (Commission File No. 0-24690) and incorporated herein by reference)

  4(a)   Specimen of Common Stock Certificate (filed as exhibit       n/a
         to Form 10-SB dated August 12, 1994 (Commission File No.
         0-24690) and incorporated herein by reference)

  4(b)   Certificate of Designations of Clarion Technologies,         50
         Inc. designating 2,500,000 shares of preferred stock as convertible preferred stock

 10(a)   Credit Agreement dated February 29, 2000 by and among        66
         Clarion Technologies, Inc. and its subsidiaries, LaSalle
         Bank National Association, and Bank One Michigan


The following material contracts identified with "*" preceding the exhibit number are agreements or compensation plans with or relating to executive officers, directors or related parties.


*10(b)   Clarion House, Inc. 1998 Stock Option Plan (filed as         n/a
         exhibit to Form 10-KSB for the year ended December 31, 1998 (Commission File No. 0-24690) and incorporated herein by reference)

*10(c)   Clarion Technologies, Inc. 1999 Stock Incentive Plan         180

*10(d)   Employment Agreement, dated April 1, 1998, between the       n/a
         Company and R. Townley Rose, Jr. (filed as exhibit to
         Form 10-KSB for the year ended December 31, 1998
         (Commission File No. 0-24690) and incorporated herein by reference)

EXHIBIT                                                              PAGE
 NUMBER                        DESCRIPTION                          NUMBER
-------  ---------------------------------------------------------  ------
*10(e)   Amendment No. 1 to Employment Agreement, dated March 31,     n/a
         1999, between the Company and R. Townley Rose, Jr.
         (filed as exhibit to Form 10-KSB for the year ended
         December 31, 1998 (Commission File No. 0-24690) and incorporated herein by reference)

*10(f)   Amendment No. 2 to Employment Agreement dated May 14,        n/a
         1999 between the Company and R. Townley Rose, Jr. (filed as exhibit to Form 10-QSB for the quarter ended September
         30, 1999 (Commission File No. 0-24690) and incorporated herein by reference)

*10(g)   Settlement Agreement and Mutual Release dated August 23,     n/a
         1999 between the Company and R. Townley Rose, Jr. (filed as exhibit to Form 10-QSB for the quarter ended September
         30, 1999 (Commission File No. 0-24690) and incorporated herein by reference)

*10(h)   Employment Agreement, dated October 29, 1998, between        n/a
         the Company and Robert W. Martin (filed as exhibit to Form 10-KSB for the year ended December 31, 1998
         (Commission File No. 0-24690) and incorporated herein by reference)

*10(i)   Employment Agreement, dated January 1, 1999, between the     n/a
         Company and Jack D. Rutherford (filed as exhibit to Form
         10-KSB for the year ended December 31, 1998 (Commission
         File No. 0-24690) and incorporated herein by reference)

*10(j)   Employment Agreement, dated March 1, 1999, between           197
         Clarion Plastics Technologies, Inc., Clarion
         Technologies, Inc. and William Beckman

 21      Subsidiaries of the Registrant                               208

 27      Financial Data Schedule                                      n/a

<EX-3>
                                                             EXHIBIT  3(b)
                       CERTIFICATE OF AMENDMENT
                                  OF
                     CERTIFICATE OF INCORPORATION
                                  OF
                      CLARION TECHNOLOGIES, INC.

     Clarion Technologies, Inc., a corporation duly organized and existing under the General Corporation Law of the State of Delaware (the
"Corporation"), does hereby certify that:

      I. The amendment to the Corporation's Certificate of Incorporation set forth below was duly adopted in accordance with the provisions of
Section 242 of the General Corporation Law of the State of Delaware by written consent of the Board of Directors and consented to in writing by the majority stockholders of the Corporation, in accordance with Section 228 of the General Corporation Law of the State of Delaware.

     II. Article IV of the Corporation's Certificate of Incorporation is amended to read in its entirety as follows:

                              "ARTICLE IV
                        Authorized Capital Stock

     This corporation is authorized to issue two classes of shares designated respectively "Common Stock" and "Preferred Stock" and referred to herein as Common Stock or Common Shares and Preferred Stock or Preferred Shares, respectively. The total number of shares of Common Stock this corporation is authorized to issue is 40,000,000 and each such share shall have a par value of $.001, and the total number of shares of Preferred Stock this corporation is authorized to issue is 3,000,000 and each such share shall have a par value of $.001. The Preferred Shares may be issued from time to time in one or more series. The Board of Directors is authorized to fix the number of shares of any series of Preferred Shares and to determine the designation of any such series.
     The Board of Directors is also authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued series of Preferred Shares and, within the limits and restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series, to increase or decrease (but not below the number of shares of any such series then outstanding) the number of shares of any series subsequent to the issue of shares of that series."

      IN WITNESS WHEREOF, the undersigned hereby duly executes this Certificate of Amendment hereby declaring and certifying under penalty of perjury that this is the act and deed of the Corporation and the facts herein stated are true, this 10th day of February, 2000.

                             CLARION TECHNOLOGIES, INC.



                             By: /s/ David W. Selvius
                                -----------------------------------------
                                David W. Selvius, Chief Financial Officer

<EX-4>
                                                             EXHIBIT  4(b)
                      CERTIFICATE OF DESIGNATIONS
                                  OF
                       CLARION TECHNOLOGIES, INC.
                         A Delaware Corporation

     The undersigned, William Beckman and David W. Selvius, hereby certify that:
     1. They are the duly elected and acting President and Secretary, respectively, of Clarion Technologies, Inc., a Delaware corporation (the "Corporation").

     2. The Corporation, in its Certificate of Incorporation, has authorized 3,000,000 shares of preferred stock. By resolution, the Board of Directors of the Corporation has designated 2,500,000 shares of preferred stock authorized by the Certificate of Incorporation as Convertible Preferred Stock. No shares of Convertible Preferred Stock have been issued.

     3. Pursuant to authority given by the Corporation's Certificate of Incorporation, the Board of Directors of the Corporation has duly adopted substantially the following recital and resolution:

               WHEREAS, Article IV of the Certificate of Incorporation of the Corporation authorizes this Corporation to issue 3,000,000 shares of preferred stock, $.001 par value per share, issuable from time to time in one or more series (the "Preferred Stock").

               RESOLVED, the Board of Directors hereby determines that it is in the best interests of this Corporation to designate 2,500,000 shares of Convertible Preferred Stock upon the following terms and conditions:

          Section 1.  Dividends.

          1A. General Obligation. When and as declared by the Corporation's Board of Directors and to the extent permitted under the General Corporation Law of Delaware, the Corporation shall pay preferential dividends in cash to the holders of the Convertible Preferred Stock (the "Convertible Preferred") as provided in this Section 1. Dividends on each share of the Convertible Preferred (a "Share") shall accrue on a daily basis at the rate of 14% per annum of the sum of the Liquidation Value thereof plus all accumulated and unpaid dividends thereon from and including the date of issuance of such Share to and including the first to occur of (i) the date on which the Liquidation Value of such Share (plus all accrued and unpaid dividends thereon) is paid to the holder thereof in connection with the liquidation of the Corporation or the redemption of such Share by the Corporation, (ii) the date on which such Share is converted into shares of Conversion Stock hereunder or (iii) the date on which such share is otherwise acquired by the Corporation. Such dividends shall accrue whether or not they have been declared and whether or not there are profits, surplus or other funds of the Corporation legally available for the payment of dividends, and such dividends shall be cumulative such that all accrued and unpaid dividends shall be fully paid or declared with funds irrevocably set apart for payment before any dividends, distributions, redemptions or other payments may be made with respect to any Junior Securities. The date on which the Corporation initially issues any Share shall be deemed to be its "date of issuance" regardless of the number of times transfer of such Share is made on the stock records maintained by or for the Corporation and regardless of the number of certificates which may be issued to evidence such Share.

          1B. Dividend Reference Dates. To the extent not paid on March 31, June 30, September 30 and December 31 of each year, beginning September 30, 1999 (the "Dividend Reference Dates"), all dividends which have accrued on each Share outstanding during the three-month period (or other period in the case of the initial Dividend Reference Date) ending upon each such Dividend Reference Date shall be accumulated and shall remain accumulated dividends with respect to such Share until paid to the holder thereof.

          1C. Distribution of Partial Dividend Payments. Except as otherwise provided herein, if at any time the Corporation pays less than the total amount of dividends then accrued with respect to the Convertible Preferred, such payment shall be distributed pro rata among the holders thereof based upon the aggregate accrued but unpaid dividends on the Shares held by each such holder.

          1D. Participating Dividends. In the event that the Corporation declares or pays any dividends upon the Common Stock (whether payable in cash, securities or other property) other than dividends payable solely in shares of Common Stock, the Corporation shall also declare and pay to the holders of the Convertible Preferred at the same time that it declares and pays such dividends to the holders of the Common Stock, the dividends which would have been declared and paid with respect to the Common Stock issuable upon conversion of the Convertible Preferred had all of the outstanding Convertible Preferred been converted immediately prior to the record date for such dividend, or if no record date is fixed, the date as of which the record holders of Common Stock entitled to such dividends are to be determined.

          Section 2.  Liquidation.

          Upon any liquidation, dissolution or winding up of the Corporation (whether voluntary or involuntary), each holder of Convertible Preferred shall be entitled to be paid, before any distribution or payment is made upon any Junior Securities, an amount in cash equal to the greater of (i) aggregate Redemption Price of all Shares held by such holder (plus all accrued and unpaid dividends thereon), and (ii) the amount which would be distributable to such holder if such holder, along with all other holders of Convertible Preferred, converted all Shares of Convertible Preferred into Common Stock in accordance with paragraph 6A immediately prior to such liquidation, dissolution or winding up, and the holders of

Convertible Preferred shall not be entitled to any further payment. If upon any such liquidation, dissolution or winding up of the Corporation the Corporation's assets to be distributed among the holders of the Convertible Preferred are insufficient to permit payment to such holders of the aggregate amount which they are entitled to be paid under this Section 2, then the entire assets available to be distributed to the Corporation's stockholders shall be distributed pro rata among such holders based upon the aggregate Redemption Price (plus all accrued and unpaid dividends) of the Convertible Preferred held by each such holder. Not less than 30 days prior to the payment date stated therein, the Corporation shall mail written notice of any such liquidation, dissolution or winding up to each record holder of Convertible Preferred, setting forth in reasonable detail the amount of proceeds to be paid with respect to each Share and each share of Common Stock in connection with such liquidation, dissolution or winding up. Neither the consolidation or merger of the Corporation into or with any other entity or entities (whether or not the Corporation is the surviving entity), nor the sale or transfer by the Corporation of all or any part of its assets, nor the reduction of the capital stock of the Corporation nor any other form of recapitalization or reorganization affecting the Corporation shall be deemed to be a liquidation, dissolution or winding up of the Corporation within the meaning of this Section 2. Nothing herein shall limit or restrict each holder of Convertible Preferred's right to convert such holder's Shares into Common Stock pursuant to paragraph 6A prior to any such event.

          Section 3. Priority of Convertible Preferred on Dividends and Redemptions.

          So long as any Convertible Preferred remains outstanding, without the prior written consent of the holders of a majority of the outstanding shares of Convertible Preferred, the Corporation shall not, nor shall it permit any Subsidiary to, redeem, purchase or otherwise acquire directly or indirectly any Junior Securities, nor shall the Corporation directly or indirectly pay or declare any dividend or make any distribution upon any Junior Securities; provided that the Corporation may repurchase shares of Common Stock from present or former employees of the Corporation and its Subsidiaries so long as no Event of Noncompliance is in existence at the time of or immediately after such repurchase or would be caused by such repurchase.

          Section 4.  Redemptions.

          4A. Optional Redemptions. The Corporation may at any time and from time to time redeem all or any portion of the Shares of Convertible Preferred then outstanding. Upon any such redemption, the Corporation shall pay a price per Share equal to the Redemption Price thereof (plus all accrued and unpaid dividends thereon). The Corporation shall use its reasonable best efforts to redeem the Convertible Preferred as soon as possible consistent with prudent business judgment.

          4B. Redemption With Equity Proceeds. The Corporation shall apply all net cash proceeds from any issuances of equity securities to the extent such net proceeds exceed $20,000,000 in the aggregate following the first issuance of Convertible Preferred remaining after deduction of all discounts, underwriters' commissions and other reasonable expenses to redeem Shares of Convertible Preferred at a price per Share equal to the Redemption Price thereof (plus all accrued and unpaid dividends thereon). Such redemption shall take place on a date fixed by the Corporation by written notice to the holders of Convertible Preferred not less than 30 days prior to the effective date of such redemption, which date shall be not more than ten days after the Corporation's receipt of such proceeds.

          4C. Redemption Payments. For each Share which is to be redeemed hereunder, the Corporation shall be obligated on the Redemption Date to pay to the holder thereof (upon surrender by such holder at the Corporation's principal office of the certificate representing such Share) an amount in cash equal to the Redemption Price of such Share (plus all accrued and unpaid dividends thereon. If the funds of the Corporation legally available for redemption of Shares on any Redemption Date are insufficient to redeem the total number of Shares to be redeemed on such date, those funds which are legally available shall be used to redeem the maximum possible number of Shares pro rata among the holders of the Shares to be redeemed based upon the aggregate Redemption Price of such Shares held by each such holder (plus all accrued and unpaid dividends thereon). At any time thereafter when additional funds of the Corporation are legally available for the redemption of Shares, such funds shall immediately be used to redeem the balance of the Shares which the Corporation has become obligated to redeem on any Redemption Date but which it has not redeemed.

          4D. Notice of Redemption. Except as otherwise provided herein, the Corporation shall mail written notice of each redemption of any Convertible Preferred (other than a redemption at the request of a holder or holders of Convertible Preferred) to each record holder thereof not more than 60 nor less than 30 days prior to the date on which such redemption is to be made. Upon mailing any notice of redemption which relates to a redemption at the Corporation's option, the Corporation shall become obligated to redeem the total number of Shares specified in such notice at the time of redemption specified therein. In case fewer than the total number of Shares represented by any certificate are redeemed, a new certificate representing the number of unredeemed Shares shall be issued to the holder thereof without cost to such holder within five business days after surrender of the certificate representing the redeemed Shares.

          4E. Determination of the Number of Each Holder's Shares to be Redeemed. Subject to the rights of the holders of Convertible Preferred set forth in paragraph 4I below, the number of Shares of Convertible Preferred to be redeemed from each holder thereof in redemptions by the Corporation under this Section 4 shall be the number of Shares determined by multiplying the total number of Shares of Convertible Preferred to be redeemed times a fraction, the numerator of which shall be the total number of Shares and Offset Shares (as defined below) then held by such holder and the denominator of which shall be the total number of Shares and Offset Shares then outstanding. If the application of this paragraph 4E has caused the number of Shares to be redeemed from any holder to exceed the number of Shares then held by such holder, such holder shall be deemed (solely for purposes of this paragraph) to have applied a number of Offset Shares equal to such excess to reduce the number of Shares to be redeemed from such holder.

          4F. Dividends After Redemption Date. No Share shall be entitled to any dividends accruing after the date on which the Redemption Price of such Share (plus all accrued and unpaid dividends thereon) is paid to the holder of such Share. On such date, all rights of the holder of such Share shall cease, and such Share shall no longer be deemed to be issued and outstanding.

          4G. Redeemed or Otherwise Acquired Shares. Any Shares which are redeemed or otherwise acquired by the Corporation shall be canceled and retired to authorized but unissued shares and shall not be reissued, sold or transferred.

          4H. Other Redemptions or Acquisitions. The Corporation shall not, nor shall it permit any Subsidiary to, redeem or otherwise acquire any Shares of Convertible Preferred, except as expressly authorized herein or pursuant to a purchase offer made pro rata to all holders of Convertible Preferred on the basis of the number of Shares owned by each such holder.

          4I.  Right of Offset.

               (i) Upon the receipt of any notice of redemption under this
Section 4, any holder of Convertible Preferred shall have the right (exercisable by notifying the Corporation in writing prior to the date specified for redemption in the redemption notice) to reduce the number of Shares to be redeemed from such holder at such time by a number of Shares not exceeding the number of Offset Shares (as defined below) held by such holder at the time of such redemption. If any holder of Convertible Preferred has converted Shares of Convertible Preferred after receipt of any notice of redemption under this Section 4 but on or prior to the Redemption Date for such redemption, such holder shall be deemed to have elected (and shall not be required to deliver notice of such election) to reduce the number of Shares to be redeemed from such holder in such redemption by the number of Shares so converted.

               (ii) A holder of Convertible Preferred shall be deemed to hold one Offset Share for each Share converted by such holder pursuant to
Section 6 hereof at any time prior to such Share's Scheduled Redemption Date and for each Share otherwise acquired by the Corporation from such holder other than in a Scheduled Redemption, and an Offset Share shall cease to be an Offset Share when it has been applied to reduce the number of Shares to be redeemed in any redemption. When any holder transfers any portion of such holder's outstanding Shares to any other Person, the transferor shall be deemed to have transferred to the transferee a pro rata portion of the transferor's Offset Shares based upon the number of Shares transferred to such holder, unless the parties to such transaction otherwise agree in a writing delivered to the secretary of the Corporation in connection with such transfer.

          4J. Special Redemptions. If a Change in Ownership has occurred or the Corporation obtains knowledge that a Change in Ownership is proposed to occur, the Corporation shall give prompt written notice of such Change in Ownership describing in reasonable detail the material terms and date of consummation thereof to each holder of Convertible Preferred, but in any event such notice shall not be given later than five days after the occurrence of such Change in Ownership, and the Corporation shall give each holder of Convertible Preferred prompt written notice of any material change in the terms or timing of such transaction. Any holder of Convertible Preferred may require the Corporation to redeem all or any portion of the Convertible Preferred owned by such holder at a price per Share equal to the Redemption Price thereof (plus all accrued and unpaid dividends thereon) by giving written notice to the Corporation of such election prior to the later of (a) 21 days after receipt of the Corporation's notice and (b) five days prior to the consummation of the Change in Ownership (the "Expiration Date"). The Corporation shall give prompt written notice of any such election to all other holders of Convertible Preferred within five days after the receipt thereof, and each such holder shall have until the later of (a) the Expiration Date or (b) ten days after receipt of such second notice to request redemption hereunder (by giving written notice to the Corporation) of all or any portion of the Convertible Preferred owned by such holder.

          Upon receipt of such election(s), the Corporation shall be obligated to redeem the aggregate number of Shares specified therein on the later of (a) the occurrence of the Change in Ownership or (b) five days after the Corporation's receipt of such election(s). If any proposed Change in Ownership does not occur, all requests for redemption in connection therewith shall be automatically rescinded, or if there has been a material change in the terms or the timing of the transaction, any holder of Convertible Preferred may rescind such holder's request for redemption by giving written notice of such rescission to the Corporation.

          The term "Change in Ownership" means any sale, transfer or issuance or series of sales, transfers and/or issuances of Common Stock by the Corporation or any holders thereof which results in any Person or group of Persons (as the term "group" is used under the Securities Exchange Act of 1934), other than the holders of Common Stock and Convertible Preferred as of the date of the Purchase Agreement, owning more than 50% of the Common Stock outstanding at the time of such sale, transfer or issuance or series of sales, transfers and/or issuances.

               (i) If a Fundamental Change is proposed to occur, the Corporation shall give written notice of such Fundamental Change describing in reasonable detail the material terms and date of consummation thereof to each holder of Convertible Preferred not more than 45 days nor less than 20 days prior to the consummation of such Fundamental Change, and the Corporation shall give each holder of Convertible Preferred prompt written notice of any material change in the terms or timing of such transaction. Any holder of Convertible Preferred may require the Corporation to redeem all or any portion of the Convertible Preferred owned by such holder at a price per Share equal to the Redemption Price thereof (plus all accrued and unpaid dividends thereon) by giving written notice to the Corporation of such election prior to the later of (a) ten days prior to the consummation of the Fundamental Change or (b) ten days after receipt of notice from the Corporation. The Corporation shall give prompt written notice of such election to all other holders of Convertible Preferred (but in any event within five days prior to the consummation of the Fundamental Change), and each such holder shall have until two days after the receipt of such notice to request redemption (by written notice given to the Corporation) of all or any portion of the Convertible Preferred owned by such holder.

          Upon receipt of such election(s), the Corporation shall be obligated to redeem the aggregate number of Shares specified therein upon the consummation of such Fundamental Change. If any proposed Fundamental Change does not occur, all requests for redemption in connection therewith shall be automatically rescinded, or if there has been a material change in the terms or the timing of the transaction, any holder of Convertible Preferred may rescind such holder's request for redemption by delivering written notice thereof to the Corporation prior to the consummation of the transaction.

          The term "Fundamental Change" means (a) any sale or transfer of more than 50% of the assets of the Corporation and its Subsidiaries on a consolidated basis (measured either by book value in accordance with generally accepted accounting principles consistently applied or by fair market value determined in the reasonable good faith judgment of the Corporation's Board of Directors) in any transaction or series of transactions (other than sales in the ordinary course of business) and
(b) any merger or consolidation to which the Corporation is a party, except for a merger in which the Corporation is the surviving corporation, the terms of the Convertible Preferred are not changed and the Convertible Preferred is not exchanged for cash, securities or other property, and after giving effect to such merger, the holders of the Corporation's outstanding capital stock possessing a majority of the voting power (under ordinary circumstances) to elect a majority of the Corporation's Board of Directors immediately prior to the merger shall continue to own the Corporation's outstanding capital stock possessing the voting power (under ordinary circumstances) to elect a majority of the Corporation's Board of Directors.

          Section 5. Voting Rights. The holders of the Convertible Preferred shall be entitled to notice of all stockholders meetings in accordance with the Corporation's bylaws, and the holders of the Convertible Preferred shall be entitled to vote on all matters submitted to the stockholders for a vote together with the holders of the Common Stock voting together as a single class with each share of Common Stock entitled to one vote per share and each Share of Convertible Preferred entitled to one vote for each share of Common Stock issuable upon conversion of the Convertible Preferred as of the record date for such vote or, if no record date is specified, as of the date of such vote.

          Section 6.  Conversion.


          6A.Conversion Procedure.

          (i) At any time and from time to time, any holder of Convertible Preferred may convert all or any portion of the Convertible Preferred (including any fraction of a Share) held by such holder into a number of shares of Conversion Stock computed by multiplying the number of Shares to be converted by $8.00 and dividing the result by the Conversion Price then in effect.

          (ii) Except as otherwise provided herein, each conversion of Convertible Preferred shall be deemed to have been effected as of the close of business on the date on which the certificate or certificates representing the Convertible Preferred to be converted have been surrendered for conversion at the principal office of the Corporation. At the time any such conversion has been effected, the rights of the holder of the Shares converted as a holder of Convertible Preferred shall cease and the Person or Persons in whose name or names any certificate or certificates for shares of Conversion Stock are to be issued upon such conversion shall be deemed to have become the holder or holders of record of the shares of Conversion Stock represented thereby.

          (iii) The conversion rights of any Share subject to redemption hereunder shall terminate on the Redemption Date for such Share unless the Corporation has failed to pay to the holder thereof the Redemption Price for such Share (plus all accrued and unpaid dividends thereon and any premium payable with respect thereto).

          (iv) Notwithstanding any other provision hereof, if a conversion of Convertible Preferred is to be made in connection with a Public Offering, a Change in Ownership, a Fundamental Change or other transaction affecting the Corporation, the conversion of any Shares of Convertible Preferred may, at the election of the holder thereof, be conditioned upon the consummation of such transaction, in which case such conversion shall not be deemed to be effective until such transaction has been consummated.

          (v) As soon as possible after a conversion has been effected (but in any event within five business days in the case of subparagraph (a) below), the Corporation shall deliver to the converting holder:

               (a) a certificate or certificates representing the number of shares of Conversion Stock issuable by reason of such conversion in such name or names and such denomination or denominations as the converting holder has specified;
               (b) payment in an amount equal to all accrued dividends with respect to each Share converted which have not been paid prior thereto; and
               (c) a certificate representing any Shares of Convertible Preferred which were represented by the certificate or certificates delivered to the Corporation in connection with such conversion but which were not converted.

          (vi) The Corporation shall declare the payment of all dividends payable under subparagraph (v)(b) above. If the Corporation is not permitted under applicable law to pay any portion of the accrued and unpaid dividends on the Convertible Preferred being converted, the Corporation shall pay such dividends to the converting holder as soon thereafter as funds of the Corporation are legally available for such payment. At the request of any such converting holder, the Corporation shall provide such holder with written evidence of its obligation to such holder. Notwithstanding the foregoing, for any reason the Corporation is unable to pay any portion of the accrued and unpaid dividends on Convertible Preferred being converted, such dividends may, at the converting holder's option, be converted into an additional number of shares of Conversion Stock determined by dividing the amount of the unpaid dividends to be applied for such purpose, by the Conversion Price then in effect.

          (vii) The issuance of certificates for shares of Conversion Stock upon conversion of Convertible Preferred shall be made without charge to the holders of such Convertible Preferred for any issuance tax in respect thereof or other cost incurred by the Corporation in connection with such conversion and the related issuance of shares of Conversion Stock. Upon conversion of each Share of Convertible Preferred, the Corporation shall take all such actions as are necessary in order to insure that the Conversion Stock issuable with respect to such conversion shall be validly issued, fully paid and nonassessable, free and clear of all taxes, liens, charges and encumbrances with respect to the issuance thereof.

          (viii) The Corporation shall not close its books against the transfer of Convertible Preferred or of Conversion Stock issued or issuable upon conversion of Convertible Preferred in any manner which interferes with the timely conversion of Convertible Preferred. The Corporation shall assist and cooperate with any holder of Shares required to make any governmental filings or obtain any governmental approval prior to or in connection with any conversion of Shares hereunder (including, without limitation, making any filings required to be made by the Corporation).

          (ix) The Corporation shall at all times reserve and keep available out of its authorized but unissued shares of Conversion Stock, solely for the purpose of issuance upon the conversion of the Convertible Preferred, such number of shares of Conversion Stock issuable upon the conversion of all outstanding Convertible Preferred. All shares of Conversion Stock which are so issuable shall, when issued, be duly and validly issued, fully paid and nonassessable and free from all taxes, liens and charges. The Corporation shall take all such actions as may be necessary to assure that all such shares of Conversion Stock may be so issued without violation of any applicable law or governmental regulation or any requirements of any domestic securities exchange upon which shares of Conversion Stock may be listed (except for official notice of issuance which shall be immediately delivered by the Corporation upon each such issuance). The Corporation shall not take any action which would cause the number of authorized but unissued shares of Conversion Stock to be less than the number of such shares required to be reserved hereunder for issuance upon conversion of the Convertible Preferred.

          6B. Conversion Price.

          The initial Conversion Price shall be $4.00. The Conversion Price shall be subject to adjustment from time to time pursuant to this paragraph 6B, and shall be subject to the special adjustment provision of paragraph 6E.

          6C. Subdivision or Combination of Common Stock. If the Corporation at any time subdivides (by any stock split, stock dividend, recapitalization or otherwise) one or more classes of its outstanding shares of Common Stock into a greater number of shares, the Conversion Price in effect immediately prior to such subdivision shall be proportionately reduced, and if the Corporation at any time combines (by reverse stock split or otherwise) one or more classes of its outstanding shares of Common Stock into a smaller number of shares, the Conversion Price in effect immediately prior to such combination shall be proportionately increased.

       6D. Reorganization, Reclassification, Consolidation, Merger or Sale. Any recapitalization, reorganization, reclassification, consolidation, merger, sale of all or substantially all of the Corporation's assets or other transaction, in each case which is effected in such a manner that the holders of Common Stock are entitled to receive (either directly or upon subsequent liquidation) stock, securities or assets with respect to or in exchange for Common Stock, is referred to herein as an "Organic Change". Prior to the consummation of any Organic Change, the Corporation shall make appropriate provisions (in form and substance satisfactory to the holders of a majority of the Convertible Preferred then outstanding) to insure that each of the holders of Convertible Preferred shall thereafter have the right to acquire and receive, in lieu of or in addition to (as the case may be) the shares of Conversion Stock immediately theretofore acquirable and receivable upon the conversion of such holder's Convertible Preferred, such shares of stock, securities or assets as such holder would have received in connection with such Organic Change if such holder had converted its Convertible Preferred immediately prior to such Organic Change. In each such case, the Corporation shall also make appropriate provisions (in form and substance satisfactory to the holders of a majority of the Convertible Preferred then outstanding) to insure that the provisions of this Section 6 and Sections 7 and 8 hereof shall thereafter be applicable to the Convertible Preferred (including, in the case of any such consolidation, merger or sale in which the successor entity or purchasing entity is other than the Corporation, an immediate adjustment of the Conversion Price to the value for the Common Stock reflected by the terms of such consolidation, merger or sale, and a corresponding immediate adjustment in the number of shares of Conversion Stock acquirable and receivable upon conversion of Convertible Preferred, if the value so reflected is less than the Conversion Price in effect immediately prior to such consolidation, merger or sale). The Corporation shall not effect any such consolidation, merger or sale, unless prior to the consummation thereof, the successor entity (if other than the Corporation) resulting from consolidation or merger or the entity purchasing such assets assumes by written instrument (in form and substance satisfactory to the holders of a majority of the Convertible Preferred then outstanding), the obligation to deliver to each such holder such shares of stock, securities or assets as, in accordance with the foregoing provisions, such holder may be entitled to acquire.

          6E. Special Adjustment to Conversion Price. If, as of the end of the Corporation's 2000 fiscal year, any Convertible Stock remains outstanding, then as part of the preparation of the Corporation's audited financial statements for such fiscal year after eliminating the effects of any gain or loss from divestitures or sales or from write-downs or write-offs outside the ordinary course of business, the Corporation shall cause its independent accounts to determine the Corporation's earnings before interest, taxes, depreciation and amortization for such fiscal year ("Year 2000 EBITDA") and an alternative Conversion Price (the "Alternative Conversion Price"). The Corporation shall cause copies of such audited financial statements and such determinations to be delivered to each holder of Convertible Preferred promptly following receipt thereof, but in any event no later than 100 days following the end of such fiscal year.

          (i) The Alternative Conversion Price shall be determined in accordance with the following formula:

                              (A x B) - C + D
                              ---------------
                                     E
     where:

     A = the "Multiplier" (as defined below)
     B = Year 2000 EBITDA
     C = the aggregate amount of  all indebtedness for borrowed money, together with all accrued and unpaid interest thereon.
     D = the exercise price for all options and warrants exercisable for
         Common Stock.
     E = the number of shares of Common Stock outstanding on a fully-diluted basis.

          (ii) The "Multiplier" shall equal 4 if Year 2000 EBITDA equals or exceeds $12,000,000, and shall equal 2.5 if Year 2000 EBITDA is below $12,000,000.

          (iii) In the event that the Alternative Conversion Price is less than the Conversion Price then in effect, then the Alternative Conversion Price shall be thereafter be the Conversion Price for all purposes herein.

          6F. Notices.

          (i) Immediately upon any adjustment of the Conversion Price, the Corporation shall give written notice thereof to all holders of Convertible Preferred, setting forth in reasonable detail and certifying the calculation of such adjustment.

          (ii) The Corporation shall give written notice to all holders of Convertible Preferred at least 20 days prior to the date on which the Corporation closes its books or takes a record (a) with respect to any dividend or distribution upon Common Stock, (b) with respect to any pro rata subscription offer to holders of Common Stock or (c) for determining rights to vote with respect to any Fundamental Change, Change in Ownership, dissolution or liquidation.

          (iii) The Corporation shall also give written notice to the holders of Convertible Preferred at least 20 days prior to the date on which any Fundamental Change or Change in Ownership shall take place.

          Section 7. Purchase Rights.

          If at any time the Corporation grants, issues or sells any Options, Convertible Securities or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of Common Stock (the "Purchase Rights"), then each holder of Convertible Preferred shall be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which such holder could have acquired if such holder had held the number of shares of Conversion Stock acquirable upon conversion of such holder's Convertible Preferred immediately before the date on which a record is taken for the grant, issuance or sale of such Purchase Rights, or if no such record is taken, the date as of which the record holders of Common Stock are to be determined for the grant, issue or sale of such Purchase Rights.

          Section 8. Registration of Transfer.

          The Corporation shall keep at its principal office a register for the registration of Convertible Preferred. Upon the surrender of any certificate representing Convertible Preferred at such place, the Corporation shall, at the request of the record holder of such certificate, execute and deliver (at the Corporation's expense) a new certificate or certificates in exchange therefor representing in the aggregate the number of Shares represented by the surrendered certificate. Each such new certificate shall be registered in such name and shall represent such number of Shares as is requested by the holder of the surrendered certificate and shall be substantially identical in form to the surrendered certificate, and dividends shall accrue on the Convertible Preferred represented by such new certificate from the date to which dividends have been fully paid on such Convertible Preferred represented by the surrendered certificate.

          Section 9.  Replacement.

          Upon receipt of evidence reasonably satisfactory to the Corporation (an affidavit of the registered holder shall be satisfactory) of the ownership and the loss, theft, destruction or mutilation of any certificate evidencing Shares of Convertible Preferred, and in the case of any such loss, theft or destruction, upon receipt of indemnity reasonably satisfactory to the Corporation (provided that if the holder is a financial institution or other institutional investor its own agreement shall be satisfactory), or, in the case of any such mutilation upon surrender of such certificate, the Corporation shall (at its expense) execute and deliver in lieu of such certificate a new certificate of like kind representing the number of Shares of such class represented by such lost, stolen, destroyed or mutilated certificate and dated the date of such lost, stolen, destroyed or mutilated certificate, and dividends shall accrue on the Convertible Preferred represented by such new certificate from the date to which dividends have been fully paid on such lost, stolen, destroyed or mutilated certificate.

          Section 10.  Definitions.

          "Change in Ownership" has the meaning set forth in paragraph 4J hereof.

          "Common Stock" means, collectively, the Corporation's Common Stock and any capital stock of any class of the Corporation hereafter authorized which is not limited to a fixed sum or percentage of par or stated value in respect to the rights of the holders thereof to participate in dividends or in the distribution of assets upon any liquidation, dissolution or winding up of the Corporation.

          "Conversion Stock" means shares of the Corporation's Common Stock par value; provided that if there is a change such that the securities issuable upon conversion of the Convertible Preferred are issued by an entity other than the Corporation or there is a change in the type or class of securities so issuable, then the term "Conversion Stock" shall mean one share of the security issuable upon conversion of the Convertible Preferred if such security is issuable in shares, or shall mean the smallest unit in which such security is issuable if such security is not issuable in shares.

          "Convertible Securities" means any stock or securities directly or indirectly convertible into or exchangeable for Common Stock.

          "Fundamental Change" has the meaning set forth in paragraph 4J hereof.

          "Junior Securities" means any capital stock or other equity securities of the Corporation, except for the Convertible Preferred.

          "Liquidation Value" of any Share as of any particular date shall be equal to $8.00.

          "Options" means any rights, warrants or options to subscribe for or purchase Common Stock or Convertible Securities.

          "Person" means an individual, a partnership, a corporation, a limited liability company, a limited liability, an association, a joint stock company, a trust, a joint venture, an unincorporated organization and a governmental entity or any department, agency or political subdivision thereof.

          "Public Offering" means any offering by the Corporation of its capital stock or equity securities to the public pursuant to an effective registration statement under the Securities Act of 1933, as then in effect, or any comparable statement under any similar federal statute then in force.

          "Purchase Agreement" means the Purchase Agreement, dated as of August 31, 1999 by and among the Corporation and certain investors, as such agreement may from time to time be amended in accordance with its terms.

          "Redemption Price" means $10.00 per Share, plus all accrued and unpaid dividends thereon.

          "Redemption Date" as to any Share means the date specified in the notice of any redemption at the Corporation's option or at the holder's option or the applicable date specified herein in the case of any other redemption; provided that no such date shall be a Redemption Date unless the Redemption Price of such Share (plus all accrued and unpaid dividends thereon and any required premium with respect thereto) is actually paid in full on such date, and if not so paid in full, the Redemption Date shall be the date on which such amount is fully paid.

          "Subsidiary" means, with respect to any Person, any corporation, limited liability company, partnership, association or other business entity of which (i) if a corporation, a majority of the total voting power of shares of stock entitled (without regard to the occurrence of any contingency) to vote in the election of directors, managers or trustees thereof is at the time owned or controlled, directly or indirectly, by that Person or one or more of the other Subsidiaries of that Person or a combination thereof, or (ii) if a limited liability company, partnership, association or other business entity, a majority of the partnership interests, limited liability company units or interests or other similar ownership interest thereof is at the time owned or controlled, directly or indirectly, by any Person or one or more Subsidiaries of that person or a combination thereof. For purposes hereof, a Person or Persons shall be deemed to have a majority ownership interest in a limited liability company, partnership, association or other business entity if such Person or Persons shall be allocated a majority of limited liability company, partnership, association or other business entity gains or losses or shall be or control the managing general partner, managing member, manager or similar controlling Person of such limited liability company, partnership, association or other business entity.

          Section 11.  Amendment and Waiver.

          No amendment, modification or waiver shall be binding or effective with respect to any provision of Sections 1 to 12 hereof without the prior written consent of the holders of a majority of the Convertible Preferred outstanding at the time such action is taken; provided that no such action shall change (a) the rate at which or the manner in which dividends on the Convertible Preferred accrue or the times at which such dividends become payable or the amount payable on redemption of the Convertible Preferred or the times at which redemption of Convertible Preferred is to occur, without the prior written consent of the holders of at least 80% of the Convertible Preferred then outstanding, (b) the Conversion Price of the Convertible Preferred or the number of shares or class of stock into which the Convertible Preferred is convertible, without the prior written consent of the holder of at least 80% of the Convertible Preferred then outstanding or (c) the percentage required to approve any change described in clauses (a) and (b) above, without the prior written consent of the holders of at least 80% of the Convertible Preferred then outstanding; and provided further that no change in the terms hereof may be accomplished by merger or consolidation of the Corporation with another corporation or entity unless the Corporation has obtained the prior written consent of the holders of the applicable percentage of the Convertible Preferred then outstanding.

          Section 12.  Notices.

          Except as otherwise expressly provided hereunder, all notices referred to herein shall be in writing and shall be delivered by registered or certified mail, return receipt requested and postage prepaid, or by reputable overnight courier service, charges prepaid, and shall be deemed to have been given when so mailed or sent (i) to the Corporation, at its principal executive offices and (ii) to any stockholder, at such holder's address as it appears in the stock records of the Corporation (unless otherwise indicated by any such holder).

          The undersigned, William Beckman and David W. Selvius, President and Secretary of Clarion Technologies, Inc., respectively, hereby declare and certify under penalty of perjury that the foregoing Certificate is the act and deed of the Corporation and that the facts herein stated are true.

          Executed at Holland, Michigan on February 10, 2000.


                                            /s/ William Beckman
                                           ----------------------------
                                           WILLIAM BECKMAN
                                           President


                                            /s/ David Selvius
                                           ----------------------------
                                           DAVID W. SELVIUS
                                           Secretary

<EX-10>
                                                             EXHIBIT 10(a)








                            CREDIT AGREEMENT

                      dated as of February 29, 2000

                                  among

            CLARION TECHNOLOGIES, INC. AND ITS SUBSIDIARIES,
                         jointly and severally,

                     VARIOUS FINANCIAL INSTITUTIONS,

                    BANK ONE MICHIGAN (as "Co-Agent")

                                   and

             LASALLE BANK NATIONAL ASSOCIATION (as "Agent")

                                TABLE OF CONTENTS


SECTION 1         DEFINITIONS..................................................1
         1.1  Definitions......................................................1
         1.2  Other Interpretive Provisions...................................17

SECTION 2         COMMITMENTS OF THE BANKS; BORROWING, CONVERSION AND
                  LETTER OF CREDIT PROCEDURES.................................18
         2.1  Commitments.....................................................18
                  2.1.1  Revolving Loan Commitment............................18
                  2.1.2  Term Loan A Commitment...............................18
                  2.1.3  Term Loan B Commitment...............................19
                  2.1.4  L/C Commitment.......................................19
         2.2  Loan Procedures.................................................19
                  2.2.1  Various Types of Loans...............................19
                  2.2.2  Borrowing Procedures.................................20
                  2.2.3  Conversion and Continuation Procedures...............20
         2.3  Letter of Credit Procedures.....................................21
                  2.3.1  L/C Applications.....................................21
                  2.3.2  Participations in Letters of Credit..................21
                  2.3.3  Reimbursement Obligations............................22
                  2.3.4  Limitation on Obligations of Issuing Bank............22
                  2.3.5  Funding by Banks to Issuing Bank.....................22
         2.4  Commitments Several.............................................23
         2.5  Certain Conditions..............................................23

SECTION 3         NOTES EVIDENCING LOANS......................................23
         3.1  Revolving Notes.................................................23
         3.2  Term Notes......................................................23
                  3.2.1  Term Note A..........................................23
                  3.2.2  Term Note B..........................................23
         3.3  Recordkeeping...................................................24

SECTION 4         INTEREST....................................................24
         4.1  Interest Rates..................................................24
         4.2  Interest Payment Dates..........................................24
         4.3  Setting and Notice of LIBOR Rates...............................24
         4.4  Computation of Interest.........................................25

SECTION 5         FEES AND LOCK-BOX...........................................25
         5.1  Non-Use Fee.....................................................25
         5.2  Letter of Credit Fees...........................................25
         5.3  Upfront Fees....................................................25
         5.4  Agent's Fees....................................................25

SECTION 6         REDUCTION OR TERMINATION OF THE REVOLVING
                  COMMITMENT AMOUNT; PREPAYMENTS..............................26
         6.1  Reduction or Termination of the Revolving Commitment Amount.....26
                  6.1.1  Voluntary Reduction or Termination of the
                         Revolving Commitment Amount..........................26
                  6.1.2  Mandatory Reductions of Revolving Commitment Amount..26
                  6.1.3  All Reductions of the Revolving Commitment Amount....27
         6.2  Prepayments.....................................................27
                  6.2.1  Voluntary Prepayments of Term Loan A.................27
                  6.2.2  Mandatory Prepayments................................27
         6.3  All Prepayments.................................................28

SECTION 7         MAKING AND PRORATION OF PAYMENTS; SETOFF; TAXES.............28
         7.1  Making of Payments..............................................28
         7.2  Application of Certain Payments.................................28
         7.3  Due Date Extension..............................................29
         7.4  Setoff..........................................................29
         7.5  Proration of Payments...........................................29
         7.6  Taxes...........................................................29
         7.7  Automatic Debit.................................................30

SECTION 8         INCREASED COSTS; SPECIAL PROVISIONS FOR LIBOR LOANS.........30
         8.1  Increased Costs.................................................30
         8.2  Basis for Determining Interest Rate Inadequate or Unfair........31
         8.3  Changes in Law Rendering LIBOR Loans Unlawful...................32
         8.4  Funding Losses..................................................32
         8.5  Right of Banks to Fund through Other Offices....................33
         8.6  Discretion of Banks as to Manner of Funding.....................33
         8.7  Mitigation of Circumstances; Replacement of Banks...............33
         8.8  Conclusiveness of Statements; Survival of Provisions............34

SECTION 9         REPRESENTATIONS AND WARRANTIES..............................34
         9.1  Organization....................................................34
         9.2  Authorization; No Conflict......................................34
         9.3  Validity and Binding Nature.....................................34
         9.4  Financial Condition.............................................34
         9.5  No Material Adverse Change......................................35
         9.6  Litigation and Contingent Liabilities...........................35
         9.7  Ownership of Properties; Liens..................................35
         9.8  Subsidiaries....................................................35
         9.9  Pension Plans...................................................35
         9.10  Investment Company Act.........................................36
         9.11  Public Utility Holding Company Act.............................36
         9.12  Regulation U...................................................36
         9.13  Taxes..........................................................36
         9.14  Solvency, etc..................................................36

         9.15  Environmental Matters..........................................36
         9.16  Reserved.......................................................37
         9.17  Insurance......................................................37
         9.18  Real Property..................................................38
         9.19  Information....................................................38
         9.20  Intellectual Property..........................................38
         9.21  Burdensome Obligations.........................................38
         9.22  Labor Matters..................................................38
         9.23  No Default.....................................................38
         9.24  Purchase Agreement, etc........................................38

SECTION 10        COVENANTS...................................................39
         10.1  Reports, Certificates and Other Information....................40
                  10.1.1  Annual Report.......................................40
                  10.1.2  Interim Reports.....................................40
                  10.1.3  Compliance Certificates.............................41
                  10.1.4  Reports to the SEC and to Shareholders..............41
                  10.1.5  Notice of Default, Litigation and ERISA Matters.....41
                  10.1.6  Borrowing Base Certificates.........................42
                  10.1.7  Management Reports..................................42
                  10.1.8  Projections.........................................42
                  10.1.9  Subordinated Debt Notices...........................42
                  10.1.10  Other Information..................................42
         10.2  Books, Records and Inspections.................................43
         10.3  Maintenance of Property; Insurance.............................43
         10.4  Compliance with Laws; Payment of Taxes and Liabilities.........44
         10.5  Maintenance of Existence, etc..................................44
         10.6  Financial Covenants............................................44
                  10.6.1  Fixed Charge Coverage Ratio.........................44
                  10.6.2  Leverage Ratio......................................45
                  10.6.3  Tangible Net Worth..................................45
                  10.6.4  EBITDA..............................................45
                  10.6.5  Capital Expenditures................................45
         10.7  Limitations on Debt............................................45
         10.8  Liens..........................................................46
         10.9  Operating Leases...............................................47
         10.10  Restricted Payments...........................................47
         10.11  Mergers, Consolidations, Sales................................47
         10.12  Modification of Organizational Documents......................48
         10.13  Use of Proceeds...............................................48
         10.14  Further Assurances............................................48
         10.15  Transactions with Affiliates..................................48
         10.16  Employee Benefit Plans........................................48
         10.17  Environmental Matters.........................................48
         10.18  Unconditional Purchase Obligations............................48
         10.19  Inconsistent Agreements.......................................49

         10.20  Business Activities...........................................49
         10.21  Investments...................................................49
         10.22  Restriction of Amendments to Certain Documents................50
         10.23  Fiscal Year...................................................50
         10.24  Cancellation of Debt..........................................50

SECTION 11        EFFECTIVENESS; CONDITIONS OF LENDING, ETC...................50
         11.1  Initial Credit Extension.......................................50
                  11.1.1  Notes...............................................50
                  11.1.2  Resolutions.........................................50
                  11.1.3  Consents, etc.......................................51
                  11.1.4  Incumbency and Signature Certificates...............51
                  11.1.5  Guaranty and Supporting Letter of Credit............51
                  11.1.6  Pledge of Certificate of Deposit....................51
                  11.1.7  Security Agreement..................................51
                  11.1.8  Pledge Agreement....................................51
                  11.1.9  Real Estate Documents...............................51
                  11.1.10  Purchase Agreement Assignment......................52
                  11.1.11  Subordination Agreements...........................52
                  11.1.12  Opinions of Counsel................................52
                  11.1.13  Insurance..........................................52
                  11.1.14  Copies of Purchase Documents.......................52
                  11.1.15  Payment of Fees....................................52
                  11.1.16  Solvency Certificate...............................53
                  11.1.17  Pro Forma..........................................53
                  11.1.18  Search Results; Lien Terminations..................53
                  11.1.19  Filings, Registrations and Recordings..............53
                  11.1.20  Closing Certificate................................53
                  11.1.21  Borrowing Base Certificate.........................53
                  11.1.22  Purchase Certificate, Consents and Permits.........53
                  11.1.23  Other..............................................54
         11.2  Conditions.....................................................54
                  11.2.1  Compliance with Warranties, No Default, etc.........54
                  11.2.2  Confirmatory Certificate............................54

SECTION 12        EVENTS OF DEFAULT AND THEIR EFFECT..........................54
         12.1  Events of Default..............................................54
                  12.1.1  Non-Payment of the Loans, etc.......................54
                  12.1.2  Non-Payment of Other Debt...........................54
                  12.1.3  Other Material Obligations..........................55
                  12.1.4  Bankruptcy, Insolvency, etc.........................55
                  12.1.5  Non-Compliance with Loan Documents..................55
                  12.1.6  Warranties..........................................55
                  12.1.7  Pension Plans.......................................55
                  12.1.8  Judgments...........................................56
                  12.1.9  Invalidity of Guaranty, etc.........................56

                  12.1.10  Invalidity of Collateral Documents, etc............56
                  12.1.11  Invalidity of Subordination Provisions, etc........56
                  12.1.12  Change of Control..................................56
                  12.1.13  Material Adverse Effect............................56
         12.2  Effect of Event of Default.....................................56

SECTION 13        THE AGENT...................................................57
         13.1  Appointment and Authorization..................................57
         13.2  Delegation of Duties...........................................57
         13.3  Liability of Agent.............................................58
         13.4  Reliance by Agent..............................................58
         13.5  Notice of Default..............................................58
         13.6  Credit Decision................................................58
         13.7  Indemnification................................................59
         13.8  Agent in Individual Capacity...................................59
         13.9  Successor Agent................................................60
         13.10  Collateral Matters............................................60

SECTION 14        GENERAL.....................................................60
         14.1  Waiver; Amendments.............................................60
         14.2  Confirmations..................................................61
         14.3  Notices........................................................61
         14.4  Computations...................................................61
         14.5  Regulation U...................................................61
         14.6  Costs, Expenses and Taxes......................................62
         14.7  Subsidiary References..........................................62
         14.8  Captions.......................................................62
         14.9  Assignments; Participations....................................62
                  14.9.1  Assignments.........................................62
                  14.9.2  Participations......................................64
         14.10  Governing Law.................................................64
         14.11  Counterparts..................................................64
         14.12  Successors and Assigns........................................64
         14.13  Indemnification by the Loan Parties...........................64
         14.14  Nonliability of Lenders.......................................65
         14.15  FORUM SELECTION AND CONSENT TO JURISDICTION...................65
         14.16  WAIVER OF JURY TRIAL..........................................66
         14.17  Reimbursement Among Loan Parties..............................66
         14.18  Guaranty......................................................66
         14.19  Joint and Several Liability...................................67
         14.20  Interrelationship Among the Loan Parties......................67

                                    SCHEDULES


SCHEDULE 1.1                   Montpelier Equipment
SCHEDULE 2.1                   Banks and Pro Rata Shares
SCHEDULE 3.1                   Term Loan Installments
SCHEDULE 9.6                   Litigation and Contingent Liabilities
SCHEDULE 9.8                   Subsidiaries
SCHEDULE 9.15                  Environmental Matters
SCHEDULE 9.17                  Insurance
SCHEDULE 9.18                  Real Property
SCHEDULE 9.22                  Labor Matters
SCHEDULE 10.7                  Existing Debt
SCHEDULE 10.8                  Existing Liens
SCHEDULE 10.21                 Investments
SCHEDULE 11.1                  Debt to be Repaid
SCHEDULE 11.1.8                Mortgaged Real Property
SCHEDULE 12.1.12               Key Executives
SCHEDULE 14.3                  Addresses for Notices

                                    EXHIBITS

EXHIBIT A                      Pricing Schedule
EXHIBIT B                      Form of Revolving Note
EXHIBIT C                      Form of Term Note A
EXHIBIT D                      Form of Term Note B
EXHIBIT E                      Form of Compliance Certificate
EXHIBIT F                      Form of Borrowing Base Certificate
EXHIBIT G                      Form of Assignment Agreement

                                 CREDIT AGREEMENT


     THIS CREDIT AGREEMENT dated as of February 29, 2000 (this "Agreement") is entered into by and among CLARION TECHNOLOGIES, INC., a Delaware corporation (the "Company"), and its subsidiaries party hereto (the Company and its subsidiaries are collectively referred to as the "Loan Parties"), jointly and severally, the financial institutions that are or may from time to time become parties hereto (together with their respective successors and assigns, the "Banks"), LASALLE BANK NATIONAL ASSOCIATION, a national banking association (in its individual capacity, "LaSalle"), as agent on behalf of the Banks (in such capacity, the "Agent"), and BANK ONE MICHIGAN, a Michigan banking corporation (in its individual capacity, "Bank One"), as co- agent for the Banks (in such capacity, the "Co-Agent").

     WHEREAS, the Banks have agreed to make available to the Loan Parties term loans and a revolving credit facility (which includes letters of credit) upon the terms and conditions set forth herein.

     NOW, THEREFORE, in consideration of the mutual agreements herein contained, the parties hereto agree as follows:

SECTION 1   DEFINITIONS.

     1.1 Definitions. When used herein the following terms shall have the following meanings:

     Account Debtor means any Person who is obligated to any Loan Party under an Account Receivable.

     Account Receivable means, with respect to any Person, any right of such Person to payment for goods sold or leased or for services rendered, whether or not evidenced by an instrument or chattel paper and whether or not yet earned by performance.

     Adjusted Working Capital means the remainder of:

          (a) (i) the consolidated current assets of the Loan Parties less (ii) the amount of cash and cash equivalents included in such consolidated current assets;

minus

          (b) (i) consolidated current liabilities of the Loan Parties less (ii) the amount of short-term Debt (including current maturities of long-term
     Debt) of the Company and its Subsidiaries included in such consolidated current liabilities.

     Affected Loan - see Section 8.3.

     Affiliate of any Person means (i) any other Person which, directly or indirectly, controls or is controlled by or is under common control with such Person and (ii) any officer or director of such Person. A Person shall be deemed to be "controlled by" any other Person if such Person possesses, directly or indirectly, power to vote 10% or more of the securities (on a fully diluted basis) having ordinary voting power for the election of directors or managers or power to direct or cause the direction of the management and policies of such Person whether by contract or otherwise.

     Agent means LaSalle in its capacity as agent for the Banks hereunder and any successor thereto in such capacity.

     Agreement - see the Preamble.

     Asset Sale means the sale, lease, assignment or other transfer for value (each a "Disposition") by any Loan Party to any Person (other than any other Loan Party) of any asset or right of any Loan Party other than (a) the Disposition of any asset which is to be replaced, and is in fact replaced, within 30 days with another asset performing the same or a similar function, (b) the sale or lease of inventory in the ordinary course of business.

     Assignment Agreement - see Section 14.9.1.

     Attorney Costs means, with respect to any Person, all reasonable fees and charges of any counsel to such Person, including, but not limited to, all reasonable disbursements of internal legal counsel and all court costs and similar legal expenses.

     Available Cash - see Section 10.1.6.

     Bank - see the Preamble. References to the "Banks" shall include the Issuing Bank; for purposes of clarification only, to the extent that LaSalle (or any successor Issuing Bank) may have any rights or obligations in addition to those of the other Banks due to its status as Issuing Bank, its status as such will be specifically referenced.

     Bank One - see the Preamble.

     Base Rate means at any time the greater of (a) the Federal Funds Rate plus 0.5% and (b) the Prime Rate.

     Base Rate Loan means any Loan which bears interest at or by reference to the Base Rate.

     Base Rate Margin - see the Pricing Schedule attached hereto as Exhibit A.

     Borrowing Base means an amount equal to the lesser of the total of (a) eighty percent (80%) of the unpaid amount (net of such reserves and allowances as the Agent deems necessary in its reasonable discretion) of all Eligible Accounts Receivable plus (b) fifty percent (50%) of the value of all Eligible Inventory valued at the lower of cost or market (net of such reserves and allowances as the Agent deems necessary in its reasonable discretion) plus (c) thirty-five percent (35%) of the value of Eligible Work in Progress Inventory; provided, however, that the aggregate amount of advances for (i) Eligible Inventory shall not exceed Four Million Dollars ($4,000,000) at any time, (ii) Tooling Receivables shall not exceed Five Million Dollars ($5,000,000) at any time and (iii) Eligible Work in Progress Inventory shall not exceed Five Hundred Thousand Dollars ($500,000) at any time.

     Borrowing Base Certificate means a certificate substantially in the form of Exhibit F.

     Business Day means any day on which Agent is open for commercial banking business in Chicago, Illinois and, in the case of a Business Day which relates to a LIBOR Loan, on which dealings are carried on in the London interbank eurodollar market.

     Capital Expenditures means all expenditures which, in accordance with GAAP, would be required to be capitalized and shown on the consolidated balance sheet of the Loan Parties, but excluding expenditures made in connection with the replacement, substitution or restoration of assets to the extent financed (i) from insurance proceeds (or other similar recoveries) paid on account of the loss of or damage to the assets being replaced or restored or (ii) with awards of compensation arising from the taking by eminent domain or condemnation of the assets being replaced.

     Capital Lease means, with respect to any Person, any lease of (or other agreement conveying the right to use) any real or personal property by such Person that, in conformity with GAAP, is accounted for as a capital lease on the balance sheet of such Person.

     Cash Collateralize means to deliver cash collateral to the Agent, to be held as cash collateral for outstanding Letters of Credit, pursuant to documentation satisfactory to the Agent. Derivatives of such term have corresponding meanings.

     Cash Equivalent Investment means, at any time, (a) any evidence of Debt, maturing not more than one year after such time, issued or guaranteed by the United States Government or any agency thereof, (b) commercial paper, maturing not more than one year from the date of issue, or corporate demand notes, in each case (unless issued by a Bank or its holding company) rated at least A-l by Standard & Poor's Ratings Group or P-l by Moody's Investors Service, Inc., (c) any certificate of deposit (or time deposits represented by such certificates of deposit) or banker's acceptance, maturing not more than one year after such time, or overnight Federal Funds transactions that are issued or sold by any Bank or its holding company or by a commercial banking institution that is a member of the Federal Reserve System and has a combined capital and surplus and undivided profits of not less than $500,000,000 and (d) any repurchase agreement entered into with any Bank (or other commercial banking institution of the stature referred to in clause (c)) which (i) is secured by a fully perfected security interest in any obligation of the type described in any of clauses (a) through (c) and (ii) has a market value at the time such repurchase agreement is entered into of not less than 100% of the repurchase obligation of such Bank (or other commercial banking institution) thereunder.

     CERCLA - see Section 9.15.

     Clarion-Drake Acquisition means Clarion-Drake Acquisition, Inc., a Michigan corporation.

     Closing Date - see Section 11.1.

     Co-Agent means Bank One Michigan in its capacity as Co-Agent for the Banks.

     Code means the Internal Revenue Code of 1986.

     Collateral means each of the items of a collateral set forth in each Collateral Document.

     Collateral Access Agreement means an agreement in form and substance reasonably satisfactory to the Agent pursuant to which a mortgagee or lessor of real property on which collateral is stored or otherwise located, or a warehouseman, processor or other bailee of Inventory, acknowledges the Liens of the Agent and waives any Liens held by such Person on such property, and, in the case of any such agreement with a mortgagee or lessor, permits the Agent access to and use of such real property for a reasonable amount of time following the occurrence and during the continuance of an Event of Default to assemble, complete and sell any collateral stored or otherwise located thereon.

     Collateral Documents means the Security Agreement, the Purchase Agreement Assignment, each Mortgage, each Pledge Agreement, each Guaranty, each
Subordination Agreement, each Collateral Access Agreement and any other agreement or instrument pursuant to which any Loan Party or any other Person grants collateral to the Agent for the benefit of the Banks.

     Commitment means, as to any Bank, such Bank's commitment to make Loans, and to issue or participate in Letters of Credit, under this Agreement. The initial amount of each Bank's Pro Rata Share of the Revolving Commitment Amount and of the aggregate amount of the Term Loans is set forth on Schedule 2.1.

     Company - see the Preamble.

     Computation Period means each period of four consecutive Fiscal Quarters ending on the last day of a Fiscal Quarter.

     Consolidated Net Income means, with respect to Loan Parties for any period, the net income (or loss) of the Loan Parties for such period, excluding any gains from Asset Sales, any extraordinary gains and any gains from discontinued operations.

     Controlled Group means all members of a controlled group of corporations and all members of a controlled group of trades or businesses (whether or not incorporated) under common control which, together with the Company, are treated as a single employer under Section 414 of the Code or Section 4001 of ERISA.

     Debt of any Person means, without duplication, (a) all indebtedness of such Person for borrowed money, whether or not evidenced by bonds, debentures, notes or similar instruments, (b) all obligations of such Person as lessee under Capital Leases which have been or should be recorded as liabilities on a balance sheet of such Person in accordance with GAAP, (c) all obligations of such Person to pay the deferred purchase price of property or services (excluding trade accounts payable in the ordinary course of business), (d) all indebtedness secured by a Lien on the property of such Person, whether or not such indebtedness shall have been assumed by such Person, (e) all obligations, contingent or otherwise, with respect to the face amount of all letters of credit (whether or not drawn) and banker's acceptances issued for the account of such Person (including the Letters of Credit), (f) all Hedging Obligations of such Person and (g) all Suretyship Liabilities of such Person, (h) all Debt of any partnership of which such Person is a general partner.

     Debt Service Coverage Ratio means as of any date of determination, the ratio of (i) principal and interest payments on all Debt to (ii) quarterly EBITDA as determined in accordance with GAAP.

     Debt to be Repaid means Debt listed on Schedule 11.1.

     Default Rate see the Pricing Schedule attached hereto as Exhibit A.

     Designated Proceeds - see Section 6.2.2(a).

     Disposal - see the definition of "Release".

     Dollar and the sign "$" mean lawful money of the United States of America.

     Drake Products means Drake Products Corporation, a Michigan corporation.

     EBITDA means, for any period, Consolidated Net Income for such period plus, to the extent deducted in determining such Consolidated Net Income, Interest Expense, income tax expense, depreciation and amortization for such period.

     Eligible Account Receivable means an Account Receivable owing to any Loan Party which meets each of the following requirements:

          (1) it arises from the sale of goods or the rendering of services by the applicable Loan Party; and if it arises from the sale of goods, (i) such goods comply with such Account Debtor's specifications (if any) and have been delivered to such Account Debtor and (ii) the applicable Loan Party has possession of, or if requested by the Agent has delivered to the Agent, delivery receipts evidencing such delivery;

          (2) it (a) is  subject to a  perfected  Lien in favor of the Agent and
     (b) is not subject to any other assignment, claim or Lien;

          (3) it is a valid, legally enforceable and unconditional obligation of the Account Debtor with respect thereto, and is not subject to any off-set, counterclaim, credit, allowance, discount, rebate or adjustment by the Account Debtor with respect thereto, or to any claim by such Account Debtor denying liability thereunder in whole or in part (provided, that in the event any off-set, counterclaim, credit, allowance, rebate or adjustment is asserted, or discount is granted, the Account Receivable shall only be ineligible pursuant to this clause (3) to the extent of the same);

          (4) there is no bankruptcy, insolvency or liquidation proceeding by or against the Account Debtor with respect thereto;

          (5) the Account Debtor with respect thereto is a resident or citizen of, and is located within, the United States ("U.S. Account"), unless the sale of goods or services giving rise to such Account Receivable is on letter of credit, banker's acceptance or other credit support terms reasonably satisfactory to the Agent; provided, however, for purposes of determining Eligible Accounts hereunder, Accounts Receivable of the Canadian Subsidiaries of Lear Corporation, Johnson Controls Inc., Delphi Automotive Systems Corporation, Magna International, Inc. and such other Accounts Receivable approved in writing by Agent and Co-Agent shall be deemed U.S. Accounts;

          (6) it is not an Account Receivable arising from a "sale on approval," "sale or return," "consignment" or "bill and hold" or subject to any other repurchase or return agreement;

          (7) it is not an Account Receivable with respect to which possession and/or control of the goods sold giving rise thereto is held, maintained or retained by any Loan Party (or by any agent or custodian of any Loan Party) for the account of or subject to further and/or future direction from the Account Debtor with respect thereto;

          (8) it arises in the ordinary course of business of the Loan Parties;

          (9) if the Account Debtor is the United States or any department, agency or instrumentality thereof, the applicable Loan Party has assigned its right to payment of such Account Receivable to the Agent pursuant to the Assignment of Claims Act of 1940;

          (10) if such Loan Party maintains a credit limit for an Account Debtor, the aggregate dollar amount of Accounts Receivable due from such Account Debtor, including such Account Receivable, does not exceed such credit limit;

          (11) if the Account Receivable is evidenced by chattel paper or an instrument, the originals of such chattel paper or instrument shall have been endorsed and/or assigned and delivered to the Agent in a manner satisfactory to the Agent;

          (12) such Account Receivable is not more than 90 days past the original invoice date thereof, according to the original terms of sale;

          (13) it is not an Account Receivable with respect to an Account Debtor that is located in any jurisdiction which has adopted a statute or other requirement with respect to which any Person that obtains business from within such jurisdiction must file a notice of business activities report or make any other required filings in a timely manner in order to enforce its claims in such jurisdiction's courts unless such notice of business activities report has been duly and timely filed or such Loan Party is exempt from filing such report and has provided the Agent with satisfactory evidence of such exemption;

          (14) the Account Debtor with respect thereto is not a Loan Party or an Affiliate of a Loan Party;

          (15) it is not owed by an Account Debtor with respect to which 25% or more of the aggregate amount of outstanding Accounts Receivable owed at such time by such Account Debtor is classified as ineligible under clause
     (12) of this definition; and

          (16) if the aggregate amount of all Accounts Receivable owed by the Account Debtor thereon exceeds 35% of the aggregate amount of all Accounts Receivable at such time, then all Accounts Receivable owed by such Account Debtor in excess of such amount shall be deemed ineligible.

An Account Receivable which is at any time an Eligible Account Receivable, but which subsequently fails to meet any of the foregoing requirements, shall forthwith cease to be an Eligible Account Receivable. Further, with respect to any Account Receivable, if the Agent or the Required Banks at any time hereafter determine in their discretion that the prospect of payment or performance by the Account Debtor with respect thereto is materially impaired for any reason whatsoever, such Account Receivable shall cease to be an Eligible Account Receivable after notice of such determination is given to the Representative.

     Eligible Inventory means all raw materials and finished goods Inventory of each Loan Party which meets each of the following requirements:

          (1) it (a) is  subject to a  perfected  Lien in favor of the Agent and
     (b) is not subject to any other assignment, claim or Lien;

          (2) it is salable;

          (3) it is in the possession and control of the Loan Parties and it is stored and held in facilities owned by the Loan Parties or, if such facilities are not so owned, the Agent is in possession of a Collateral Access Agreement with respect thereto;

          (4) it is not Inventory produced in violation of the Fair Labor Standards Act and subject to the "hot goods" provisions contained in Title 29 U.S.C. ss.215;

          (5) it is not subject to any agreement which would restrict the Agent's ability to sell or otherwise dispose of such Inventory;

          (6) it is located in the United States or in any territory or possession of the United States that has adopted Article 9 of the Uniform Commercial Code;

          (7) it is not "in transit" to any Loan Party or held by any Loan Party on consignment; and

          (8) the Agent shall not have determined in its discretion that it is unacceptable due to age, type, category, quality, quantity and/or any other reason whatsoever.

Inventory which is at any time Eligible Inventory but which subsequently fails to meet any of the foregoing requirements shall forthwith cease to be Eligible Inventory.

     Eligible Work in Progress Inventory means all Work in Progress which otherwise meets all of the requirements of Eligible Inventory set forth in the definition of Eligible Inventory.

     Elsa Prince Trust means the Elsa D. Prince Living Trust Dated 1/27/76, the trustee of which is Elsa D. Prince.

     Environmental Claims means all claims, however asserted, by any governmental, regulatory or judicial authority or other Person alleging potential liability or responsibility for violation of any Environmental Law, or for release or injury to the environment.

     Environmental Laws means all present or future federal, state or local laws, statutes, common law duties, rules, regulations, ordinances and codes, together with all administrative orders, directed duties, requests, licenses, authorizations and permits of, and agreements with, any governmental authority, in each case relating to Environmental Matters.

     Environmental Matters means any matter arising out of or relating to health and safety, or pollution or protection of the environment or workplace, including any of the foregoing relating to the presence, use, production, generation, handling, transport, treatment, storage, disposal, distribution, discharge, release, control or cleanup of any Hazardous Substance.

     ERISA means the Employee Retirement Income Security Act of 1974.

     Eurocurrency Reserve Percentage means, with respect to any LIBOR Loan for any Interest Period, a percentage (expressed as a decimal) equal to the daily average during such Interest Period of the percentage in effect on each day of such Interest Period, as prescribed by the FRB, for determining the aggregate maximum reserve requirements applicable to "Eurocurrency Liabilities" pursuant to Regulation D or any other then applicable regulation of the FRB which prescribes reserve requirements applicable to "Eurocurrency Liabilities" as presently defined in Regulation D.

     Event of Default means any of the events described in Section 12.1.

     Excess Cash Flow means, for any period, the remainder of

          (a) EBITDA for such period,

     less

          (b) the sum, without duplication, of

               (i) scheduled repayments of principal of Term Loans made during such period,

     plus

               (ii) voluntary  prepayments of the Term Loans pursuant to Section
          6.2.1 during such period,
     plus

               (iii) cash payments made in such period with respect to Capital Expenditures,

     plus

               (iv) all federal, state, local and foreign income taxes paid in cash by the Company and its Subsidiaries during such period, plus

               (v) cash Interest Expense of the Loan Parties during such period,

     plus

               (vi) any net increase in Adjusted Working Capital during such period,

     plus

               (vii) all dividend payments on the Preferred Stock.

     Federal Funds Rate means, for any day, the rate set forth in the weekly statistical release designated as H.15(519), or any successor publication, published by the Federal Reserve Bank of New York (including any such successor publication, "H.15(519)") on the preceding Business Day opposite the caption "Federal Funds (Effective)"; or, if for any relevant day such rate is not so published on any such preceding Business Day, the rate for such day will be the arithmetic mean as determined by the Agent of the rates for the last transaction in overnight Federal funds arranged prior to 9:00 A.M. (New York City time) on that day by each of three leading brokers of Federal funds transactions in New York City selected by the Agent.

     Fiscal Quarter means a fiscal quarter of a Fiscal Year.

     Fiscal Year means the fiscal year of the Loan Parties, which period shall be the 12-month period ending on December 31 of each year. References to a Fiscal Year with a number corresponding to any calendar year (e.g., "Fiscal Year 2000") refer to the Fiscal Year ending on December 31 of such calendar year.

     Fixed Charge Coverage Ratio means, as of any date of determination, measured on a rolling twelve-month basis, the ratio of (a) the total for such period of Rolling Twelve Month EBITDA minus the sum of all income taxes paid by the Loan Parties and all Capital Expenditures to (b) the sum for such period of
(i) Interest Expense plus (ii) required payments of principal of Funded Debt (including the Term Loans but excluding the Revolving Loans) plus (iii) all dividend payments on the Preferred Stock.

     FRB means the Board of Governors of the Federal Reserve System or any successor thereto.

     Funded Debt means, as to any Person, all Debt of such Person that matures more than one year from the date of its creation (or is renewable or extendible, at the option of such Person, to a date more than one year from such date).

     GAAP means generally accepted accounting principles set forth from time to time in the opinions and pronouncements of the Accounting Principles Board and the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board (or agencies with similar functions of comparable stature and authority within the U.S. accounting profession), which are applicable to the circumstances as of the date of determination.

     Group - see Section 2.2.1.

     Guarantor Distributions - see Section 10.10.

     Guarantors means each of James R. Workman, Jack D. Rutherford, Craig and Emilie Wierda, William Beckman and the Elsa Prince Trust.

     Guaranty means each guaranty of even date herewith executed by each of the Guarantors in favor of Agent, as amended, modified or restated from time to time.

     Hazardous Substances - see Section 9.15.

     Hedging Agreement means any interest rate, currency or commodity swap agreement, cap agreement or collar agreement, and any other agreement or arrangement designed to protect any Loan Party against fluctuations in interest rates, currency exchange rates or commodity prices, which agreements shall (to the extent entered into with a Bank), be secured by the collateral granted to the Banks under the Collateral Documents.

     Hedging Obligation means, with respect to any Loan Party, any liability of such Loan Party under any Hedging Agreement.

     Interest Expense means for any period the consolidated interest expense of the Loan Parties for such period (including all imputed interest on Capital Leases).

         Interest Period means, as to any LIBOR Loan, the period commencing on the date such Loan is borrowed or continued as, or converted into, a LIBOR Loan and ending on the date one, two, three or six months thereafter as selected by the Representative pursuant to Section 2.2.2 or 2.2.3, as the case may be; provided that:

          (i) if any Interest Period would otherwise end on a day that is not a Business Day, such Interest Period shall be extended to the following Business Day unless the result of such extension would be to carry such Interest Period into another calendar month, in which event such Interest Period shall end on the preceding Business Day;

          (ii) any Interest Period that begins on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period shall end on the last Business Day of the calendar month at the end of such Interest Period;

          (iii) the Representative may not select any Interest Period for a Revolving Loan which would extend beyond the scheduled Termination Date; and

          (iv) the Representative may not select any Interest Period for any Term Loan if, after giving effect to such selection, the aggregate principal amount of all Term Loans having Interest Periods ending after any date on which an installment of the Term Loans is scheduled to be repaid would exceed the aggregate principal amount of the Term Loans scheduled to be outstanding after giving effect to such repayment.

     Inventory has the meaning assigned to such term in the Uniform Commercial Code as in effect in the State of Illinois on the date hereof.

     Investment means, relative to any Person, any investment in another Person, whether by acquisition of any debt or equity security, by making any loan or advance or by becoming obligated with respect to a Suretyship Liability in respect of obligations of such other Person (other than travel and similar advances to employees in the ordinary course of business).

     Issuing Bank means Agent in its capacity as the issuer of Letters of Credit hereunder and its successors and assigns in such capacity.

     LaSalle - see the Preamble.

     L/C Application means, with respect to any request for the issuance of a Letter of Credit, a letter of credit application in the form being used by the Issuing Bank at the time of such request for the type of letter of credit requested.

     L/C Fee Rate - see the Pricing Schedule attached hereto as Exhibit A.

     Letter of Credit - see Section 2.1.3.

     Leverage Ratio means, as of the last day of any month, the ratio of (i) Senior Debt as of such day to (ii) Rolling Twelve Month EBITDA for the month ending on such day.

     LIBOR Loan means any Loan which bears interest at a rate determined by reference to the LIBOR Rate (Reserve Adjusted).

     LIBOR Margin - see the Pricing Schedule attached hereto as Exhibit A.

     LIBOR Office means with respect to any Bank the office or offices of such Bank which shall be making or maintaining the LIBOR Loans of such Bank hereunder. A LIBOR Office of any Bank may be, at the option of such Bank, either a domestic or foreign office.

     LIBOR Rate means, with respect to any LIBOR Loan for any Interest Period, a rate per annum equal to the offered rate for deposits in Dollars for a period equal or comparable to such Interest Period which appears on Telerate page 3750 as of 11:00 A.M. (London time) two Business Days prior to the first day of such Interest Period. "Telerate Page 3750 " means the display designated as "Page 3750" on the Telerate Service (or such other page as may replace page 3750 on that service or such other service as may be nominated by the British Bankers' Association as the information vendor for the purpose of displaying British Bankers' Association Interest Settlement Rates for Dollar deposits).

     LIBOR Rate (Reserve Adjusted) means, with respect to any LIBOR Loan for any Interest Period, a rate per annum (rounded upwards, if necessary, to the nearest 1/16th of 1%) determined pursuant to the following formula:

                  LIBOR Rat=                  LIBOR Rate
                  (Reserve Adjusted)          1-Eurocurrency
                                              Reserve Percentage

     Lien means, with respect to any Person, any interest granted by such Person in any real or personal property, asset or other right owned or being purchased or acquired by such Person which secures payment or performance of any obligation and shall include any mortgage, lien, encumbrance, charge or other security interest of any kind, whether arising by contract, as a matter of law, by judicial process or otherwise.

     Loan Documents means this Agreement, the Notes, the Guaranties, the L/C Applications and the Collateral Documents.

     Loan Party means the Company and each Subsidiary thereof.

     Loans means, collectively, the Revolving Loans and the Term Loans.

     Mandatory Prepayment Event - see Section 6.2.2(a).

     Margin Stock means any "margin stock" as defined in Regulation U.

     Material Adverse Effect means (a) a material adverse change in, or a material adverse effect upon, the financial condition, operations, assets, business, properties or prospects of the Loan Parties taken as a whole, (b) a material impairment of the ability of the Loan Parties to perform any of its obligations under any Loan Document or (c) a material adverse effect upon any substantial portion of the collateral under the Collateral Documents or upon the legality, validity, binding effect or enforceability against any Loan Party of any Loan Document.

     Montpelier Equipment means all Equipment of the Loan Parties located at the Montpelier, Ohio facility set forth on Schedule 1.1 hereto.

     Mortgage means a mortgage, deed of trust, leasehold mortgage or similar instrument granting the Agent a Lien on real property of any Loan Party, as the same may be amended, modified or restated from time to time.

     Multiemployer  Pension  Plan  means a  multiemployer  plan,  as  defined in
Section 4001(a)(3) of ERISA, to which any Loan Party or any member of the Controlled Group may have any liability.

     Net Cash Proceeds means:

          (a) with respect to any Asset Sale the aggregate cash proceeds (including cash proceeds received by way of deferred payment of principal pursuant to a note, installment receivable or otherwise, but only as and when received) received by any Loan Party pursuant to such Asset Sale net of (i) the direct costs relating to such sale, transfer or other disposition (including sales commissions and legal, accounting and investment banking fees), (ii) taxes paid or reasonably estimated by any Loan Party to be payable as a result thereof (after taking into account any available tax credits or deductions and any tax sharing arrangements) and
     (iii) amounts required to be applied to the repayment of any Debt secured by a Lien on the asset subject to such Asset Sale (other than the Loans); and

          (b) with respect to any issuance of equity securities, the aggregate cash proceeds received by any Loan Party pursuant to such issuance, net of the direct costs relating to such issuance (including sales and underwriter's commission); and

          (c) with respect to any issuance of Debt, the aggregate cash proceeds received by any Loan Party pursuant to such issuance, net of the direct costs of such issuance (including up-front fees and placement fees).

     Non-Use Fee Rate - see the Pricing Schedule attached hereto as Exhibit A.

     Notes means,  collectively,  the Revolving Notes, Term Note A and Term Note
B.

     Operating Lease means any lease of (or other agreement conveying the right to use) any real or personal property by the Company or any Subsidiary, as lessee, other than any Capital Lease.

     PBGC means the Pension Benefit Guaranty Corporation and any entity succeeding to any or all of its functions under ERISA.

     Pension Plan means a "pension plan", as such term is defined in Section 3(2) of ERISA, which is subject to Title IV of ERISA (other than a Multiemployer Pension Plan), and to which the Company or any member of the Controlled Group may have any liability, including any liability by reason of having been a substantial employer within the meaning of Section 4063 of ERISA at any time during the preceding five years, or by reason of being deemed to be a contributing sponsor under Section 4069 of ERISA.

     Person means any natural person, corporation, partnership, trust, limited liability company, association, governmental authority or unit, or any other entity, whether acting in an individual, fiduciary or other capacity.

     Pledge Agreement means the Pledge Agreement of even date herewith executed by the Company in favor of Agent, as the same may be amended, modified or restated from time to time.

     Preferred Stock means that certain Preferred Stock, $.001 par value per share, of the Company.

     Pro Rata Share means, with respect to any Bank, the percentage specified opposite such Bank's name on Schedule 2.1 hereto, as adjusted from time to time in accordance with the terms hereof.

     Prime Rate means, for any day, the rate of interest in effect for such day as publicly announced from time to time by LaSalle as its prime rate (whether or not such rate is actually charged by LaSalle). Any change in the Prime Rate announced by LaSalle shall take effect at the opening of business on the day specified in the public announcement of such change.

     Purchase means the purchase of substantially all of the assets of Drake Products by the Company pursuant to the terms of the Purchase Agreement.

     Purchase Agreement means that certain Asset Purchase Agreement dated as of January 27, 2000, as amended, among the Company, Clarion-Drake Acquisition, Drake Products and the Selling Shareholders.

     Purchase  Agreement   Assignment  means  that  certain  Purchase  Agreement
Assignment of even date herewith executed by the Company in favor of Agent, as amended, modified or restated from time to time.

     RCRA - see Section 9.15.

     Regulation D means Regulation D of the FRB.

     Regulation U means Regulation U of the FRB.

     Release has the meaning specified in CERCLA and the term "Disposal" (or "Disposed") has the meaning specified in RCRA; provided that in the event either CERCLA or RCRA is amended so as to broaden the meaning of any term defined thereby, such broader meaning shall apply as of the effective date of such amendment; and provided, further, that to the extent that the laws of a state wherein any affected property lies establish a meaning for "Release" or "Disposal" which is broader than is specified in either CERCLA or RCRA, such broader meaning shall apply.

     Release Price means $4,063,400 representing the aggregate amount of the release price and all of the Montpelier Equipment set forth on Schedule 1.1 hereto.

     Representative - see Section 2.1.5.

     Required Banks means Banks having Pro Rata Shares aggregating 51% or more.

     Revolving Commitment Amount means Fifteen Million Dollars ($15,000,000), as reduced from time to time pursuant to Section 6.1.

     Revolving Credit Commitment - See Section 2.1.1.

     Revolving Loans - see Section 2.1.1.

     Revolving Note - see Section 3.1.

     Revolving Outstandings means, at any time, the sum of (a) the aggregate principal amount of all outstanding Revolving Loans, plus (b) the Stated Amount of all Letters of Credit.

     Rolling Twelve Month EBITDA means, as of any date, EBITDA measured on a rolling twelve (12) month basis, taking into account the month just ended and the prior eleven (11) months.

     SEC means the Securities and Exchange Commission or any other governmental authority succeeding to any of the principal functions thereof.

     Security Agreement means the Security Agreement of even date herewith executed by each Loan Party in favor of the Agent, as amended, modified or restated from time to time.

     Seller Notes means (i) that certain Subordinated Promissory Note dated as of February 29, 2000 payable by each of the Company and Clarion-Drake Acquisition to Drake Products in the original principal amount of $5,000,000,
(ii) that certain Subordinated Promissory Note dated as of February 29, 2000 payable by each of the Company and Clarion-Drake Acquisition to Drake Products in the original principal amount of $135,000, and (iii) that certain Subordinated Promissory Note dated as of February 29, 2000 payable by each of the Company and Clarion-Drake Acquisition to Ruth Ann Drake in the original principal amount of $1,000,000, each as may be amended, modified or restated from time to time.

     Selling  Shareholders  means  each of  Jeffrey W.  Anonick  and  Michael C.
Miller.

     Senior  Debt means all Debt of the Loan  Parties  other  than  Subordinated
Debt.

     Stated Amount means, with respect to any Letter of Credit at any date of determination, (a) the maximum aggregate amount available for drawing thereunder under any and all circumstances plus (b) the aggregate amount of all unreimbursed payments and disbursements under such Letter of Credit.

     Subordination Agreements means each Subordination Agreement executed by each holder of Subordinated Debt, in each case in form and substance acceptable to the Agent.

     Subordinated Debt means (i) each of the Seller Notes and (ii) any other unsecured Debt of the Loan Parties which has subordination terms, covenants, pricing and other terms which have been approved in writing by the Required Banks.

     Subsidiary means, with respect to any Person, a corporation, partnership, limited liability company or other entity which such Person and/or its other Subsidiaries own, directly or indirectly, such number of outstanding shares or other ownership interests as have more than 50% of the ordinary voting power for the election of directors or other managers of such corporation, partnership, limited liability company or other entity. Unless the context otherwise requires, each reference to Subsidiaries herein shall be a reference to Subsidiaries of each Loan Party.

     Suretyship Liability means any agreement, undertaking or arrangement by which any Person guarantees, endorses or otherwise becomes or is contingently liable upon (by direct or indirect agreement, contingent or otherwise, to provide funds for payment, to supply funds to or otherwise to invest in a debtor, or otherwise to assure a creditor against loss) any indebtedness, obligation or other liability of any other Person (other than by endorsements of instruments in the course of collection), or guarantees the payment of dividends or other distributions upon the shares of any other Person. The amount of any Person's obligation in respect of any Suretyship Liability shall (subject to any limitation set forth therein) be deemed to be the principal amount of the debt, obligation or other liability supported thereby.

     Tangible Net Worth means, at any time, net worth determined in accordance with GAAP plus Subordinated Debt after subtracting therefrom the amount of any General Intangibles (as defined in the UCC), amounts due from Affiliates, pre-paid expenses, pre-paid Tooling expenses, deferred taxes, deferred charges, advances from shareholders, and the amount of other assets classified as intangible by Agent in the exercise of its reasonable discretion.

     Term Loan A - see Section 2.1.2.

     Term Loan A Commitment - see Section 2.1.2.

     Term Loan B - see Section 2.1.3.

     Term Loan B Commitment - see Section 2.1.3.

     Term Loans means, collectively, Term Loan A and Term Loan B.

     Termination Date means the earlier to occur of (a) February 28, 2003 or (b) such other date on which the Commitments terminate pursuant to Section 6 or 12.

     Term Note A - see Section 3.2.1.

     Term Note B - see Section 3.2.2.

     Tooling Receivables means all Eligible Account Receivables of Borrowers which arise from the sale of tooling.

     Total Debt means all Debt of the Loan Parties, determined on a consolidated basis, excluding (i) contingent obligations in respect of Suretyship Liabilities (except to the extent constituting Suretyship Liabilities in respect of Debt of a Person other than a Loan Party), (ii) Hedging Obligations of the Loan Parties,
(iii) Debt of any Loan Party to another Loan Party, and (iv) contingent obligations in respect of undrawn letters of credit.

     Type of Loan or Borrowing - see Section 2.2.1. The types of Loans or borrowings under this Agreement are as follows: Base Rate Loans or borrowings and LIBOR Loans or borrowings.

     Unmatured Event of Default means any event that, if it continues uncured, will, with lapse of time or notice or both, constitute an Event of Default.

     Work In Progress means all tooling Inventory located at one or more of the Loan Parties' facilities.

     1.2 Other  Interpretive  Provisions.

          (a) The meanings of defined terms are equally applicable to the singular and plural forms of the defined terms.

          (b) Section, Schedule and Exhibit references are to this Agreement unless otherwise specified.

          (c) The term "including" is not limiting and means "including without limitation."

          (d) In the computation of periods of time from a specified date to a later specified date, the word "from" means "from and including"; the words "to" and "until" each mean "to but excluding", and the word "through" means "to and including."

          (e) Unless otherwise expressly provided herein, (i) references to agreements (including this Agreement) and other contractual instruments shall be deemed to include all subsequent amendments and other modifications thereto, but only to the extent such amendments and other modifications are not prohibited by the terms of any Loan Document, and
     (ii) references to any statute or regulation shall be construed as including all statutory and regulatory provisions amending, replacing, supplementing or interpreting such statute or regulation.

          (f) This Agreement and the other Loan Documents may use several different limitations, tests or measurements to regulate the same or similar matters. All such limitations, tests and measurements are cumulative and each shall be performed in accordance with its terms.

          (g) This Agreement and the other Loan Documents are the result of negotiations among and have been reviewed by counsel to the Agent, the Loan Parties, the Banks and the other parties thereto and are the products of all parties. Accordingly, they shall not be construed against the Agent or the Banks merely because of the Agent's or Banks' involvement in their preparation.

     1.3 Revised Article 9. It is the intention of the parties hereto that the priorities and agreements herein contained continue to apply after the enactment by the various States of Revised Article 9 --Secured Transactions (with conforming amendments to Articles 1, 2, 2a, 4, 5, 6, 7 and 8) to the UCC as approved by The American Law Institute in 1998 and approved and recommended for enactment in all the States by the National Conference of Commissioners for Uniform State Laws in 1998 ("Revised Article 9") and the effectiveness of Revised Article 9 in any State. After the effectiveness of Revised Article 9 in any State governing perfection and the effect of perfection or non-perfection of a security interest in any collateral, as to such State and such collateral, (i) all section references herein to, and all defined terms used herein defined in,
Article 9 of the UCC as currently in effect shall be deemed to be to any corresponding Section or definition of Revised Article 9, and (ii) if any definition used herein by reference to Revised Article 9 is broader than the corresponding definition used in current Article 9 of the UCC, such broader definition will apply herein.

SECTION 2 COMMITMENTS OF THE BANKS; BORROWING, CONVERSION AND LETTER OF CREDIT PROCEDURES.

     2.1 Commitments. On and subject to the terms and conditions of this Agreement, each of the Banks, severally and for itself alone, agrees to make loans to, and to issue or participate in letters of credit for the account of, the Loan Parties as follows:

     2.1.1 Revolving Loan Commitment. Each Bank will make loans on a revolving basis ("Revolving Loans") from time to time until the Termination Date in such Bank's Pro Rata Share of such aggregate amounts as the Representative may request from all Banks on behalf of the Loan Parties; provided that the Revolving Outstandings will not at any time exceed the lesser of (x) the Revolving Commitment Amount and (y) the Borrowing Base (the "Revolving Credit Commitment").

     2.1.2 Term Loan A Commitment. Each Bank agrees to make a term loan to the Loan Parties (each such loan, a "Term Loan A") on the Closing Date in such Bank's Pro Rata Share of Twenty Six Million Dollars ($26,000,000) (the "Term Loan A Commitment"). The commitments of the Banks to make Term Loan A shall expire concurrently with the making of Term Loan A on the Closing Date.

     2.1.3 Term Loan B Commitment. Each Bank agrees to make a term loan to the Loan Parties (each such loan, a "Term Loan B") on the Closing Date in such Bank's Pro Rata Share of Twelve Million Dollars ($12,000,000) (the "Term Loan B Commitment"). The commitments of the Banks to make Term Loan B shall expire concurrently with the making of Term Loan B on the Closing Date.

     2.1.4 L/C Commitment. (a) The Issuing Bank will issue standby letters of credit under the Revolving Credit Commitment, in each case containing such terms and conditions as are permitted by this Agreement and are reasonably satisfactory to the Issuing Bank (each a "Letter of Credit"), at the request of and for the account of the Loan Parties from time to time before the date which is 30 days prior to the Termination Date and (b) as more fully set forth in
Section 2.3.2, each Bank agrees to purchase a participation in each such Letter of Credit; provided that (i) the aggregate Stated Amount of all Letters of Credit shall not at any time exceed the lesser of (i) One Million Dollars ($1,000,000) and (ii) the aggregate amount available for borrowing under the Revolving Credit Commitment.

     2.1.5 Representative. Notwithstanding anything contained in this Agreement to the contrary, the Loan Parties hereby appoint the Company (the "Representative") to act as their sole and exclusive representative under this Agreement for all purposes, including, without limitation, to receive funds advanced hereunder, to receive notices and other communications from the Agent or Co-Agent hereunder, to make requests for advances of funds hereunder and to amend, modify or supplement this Agreement on behalf of each Loan Party. Neither the Agent nor Co-Agent shall have (i) any obligation to communicate with any Loan Party other than the Representative concerning this Agreement, any note or any other matter related to the obligations of the Loan Parties and (ii) any responsibility with respect to the allocation among Loan Parties of the funds advanced hereunder. It is understood and agreed that all of the Loan Parties have obtained all necessary corporate approvals to effectuate the provisions of this Section 2.1.5.

     2.2 Loan Procedures.

     2.2.1 Various Types of Loans. Each Revolving Loan shall be, and each Term Loan may be divided into tranches which are either a Base Rate Loan or a LIBOR Loan (each a "type" of Loan), as the Representative shall specify in the related notice of borrowing or conversion pursuant to Section 2.2.2 or 2.2.3. LIBOR Loans having the same Interest Period are sometimes called a "Group" or collectively "Groups". Base Rate Loans and LIBOR Loans may be outstanding at the same time, provided that not more than three (3) different Groups of LIBOR Loans shall be outstanding at any one time. All borrowings, conversions and repayments of Revolving Loans shall be effected so that each Bank will have a pro rata share (according to its Pro Rata Share) of all types and Groups of Loans. Notwithstanding the foregoing or any other provision of this Agreement, the Company may not select any Interest Period for a LIBOR Loan which is longer than one month prior to the earlier of (x) 60 days after the Closing Date and (y) the date that the Agent notifies the Company that it has completed its primary syndication of the Loans and the Commitments.

     2.2.2 Borrowing Procedures. The Representative shall give written notice or telephonic notice (followed immediately by written confirmation thereof) to the Agent of each proposed borrowing not later than (a) in the case of a Base Rate borrowing, 11:00 A.M., Chicago time, on the proposed date of such borrowing, and
(b) in the case of a LIBOR borrowing, 11:00 A.M., Chicago time, at least three Business Days prior to the proposed date of such borrowing. Each such notice shall be effective upon receipt by the Agent, shall be irrevocable, and shall specify the date, amount and type of borrowing and, in the case of a LIBOR borrowing, the initial Interest Period therefor. Each written notice of each borrowing shall be accompanied by a current Borrowing Base Certificate in accordance with the terms of Section 10.1.6. Promptly upon receipt of such notice, the Agent shall advise each Bank thereof. Not later than 1:00 P.M., Chicago time, on the date of a proposed borrowing, each Bank shall provide the Agent at the office specified by the Agent with immediately available funds covering such Bank's Pro Rata Share of such borrowing and, so long as the Agent has not received written notice that the conditions precedent set forth in
Section 11 with respect to such borrowing have not been satisfied, the Agent shall pay over the funds received by the Agent to the Representative on the requested borrowing date. Each borrowing shall be on a Business Day. Each LIBOR borrowing shall be in an aggregate amount of at least Five Million Dollars ($5,000,000) and an integral multiple of at least Five Hundred Thousand Dollars ($500,000).

     2.2.3 Conversion and Continuation Procedures.

          (a) Subject to Section 2.2.1, the Representative may, upon irrevocable written notice to the Agent in accordance with clause (b) below:

               (i) elect, as of any Business Day, to convert any Loans (or any part thereof in an aggregate amount not less than $5,000,000 or any higher integral multiple of $500,000) into Loans of the other type; or

               (ii) elect, as of the last day of the applicable Interest Period, to continue any LIBOR Loans having Interest Periods expiring on such day (or any part thereof in an aggregate amount not less than $5,000,000 or a higher integral multiple of $500,000) for a new Interest Period;

provided that after giving effect to any prepayment, conversion or continuation, the aggregate principal amount of each Group of LIBOR Loans shall be at least $5,000,000 and an integral multiple of $500,000.

          (b) The Representative shall give written or telephonic (followed immediately by written confirmation thereof) notice to the Agent of each proposed conversion or continuation not later than (i) in the case of conversion into Base Rate Loans, 11:00 A.M., Chicago time, on the proposed date of such conversion and (ii) in the case of conversion into or continuation of LIBOR Loans, 11:00 A.M., Chicago time, at least three
     Business Days prior to the proposed date of such conversion or continuation, specifying in each case:

               (i) the proposed date of conversion or continuation;

               (ii) the aggregate amount of Loans to be converted or continued;

               (iii) the type of Loans resulting from the proposed conversion or continuation; and

               (iv) in the case of conversion into, or continuation of, LIBOR Loans, the duration of the requested Interest Period therefor.

          (c) If upon the expiration of any Interest Period applicable to LIBOR Loans, the Representative has failed to select timely a new Interest Period to be applicable to such LIBOR Loans, the Representative shall be deemed to have elected to convert such LIBOR Loans into Base Rate Loans effective on the last day of such Interest Period.

          (d) The Agent will promptly notify each Bank of its receipt of a notice of conversion or continuation pursuant to this Section 2.2.3 or, if no timely notice is provided by the Representative, of the details of any automatic conversion.

          (e) Any conversion of a LIBOR Loan on a day other than the last day of an Interest Period therefor shall be subject to Section 8.4.


     2.3 Letter of Credit Procedures.

     2.3.1 L/C Applications. The Representative shall give notice to the Agent and the Issuing Bank of the proposed issuance of each Letter of Credit on a Business Day which is at least three Business Days (or such lesser number of days as the Agent and the Issuing Bank shall agree in any particular instance in their sole discretion) prior to the proposed date of issuance of such Letter of Credit. Each such notice shall be accompanied by an L/C Application, duly executed by the Representative and in all respects satisfactory to the Agent and the Issuing Bank, together with such other documentation as the Agent or the Issuing Bank may request in support thereof, it being understood that each L/C Application shall specify, among other things, the date on which the proposed Letter of Credit is to be issued, the expiration date of such Letter of Credit (which shall not be later than the earlier to occur of (x) one year after the date of issuance thereof and (y) thirty days prior to the scheduled Termination
Date) and whether such Letter of Credit is to be transferable in whole or in part. Upon approval of the Issuing Bank and satisfaction of each of the conditions precedent set forth in Section 11 with respect to the issuance of such Letter of Credit, the Issuing Bank shall issue such Letter of Credit on the requested issuance date. The Issuing Bank shall promptly advise the Agent of the issuance of each Letter of Credit and of any amendment thereto, extension thereof or event or circumstance changing the amount available for drawing thereunder. In the event of any inconsistency between the terms of any L/C Application and the terms of this Agreement, the terms of this Agreement shall control.

     2.3.2 Participations in Letters of Credit. Concurrently with the issuance of each Letter of Credit, the Issuing Bank shall be deemed to have sold and transferred to each other Bank, and each other Bank shall be deemed irrevocably and unconditionally to have purchased and received from the Issuing Bank, without recourse or warranty, an undivided interest and participation, to the extent of such other Bank's Pro Rata Share, in such Letter of Credit and the applicable Loan Party's reimbursement obligations with respect thereto. For the purposes of this Agreement, the unparticipated portion of each Letter of Credit shall be deemed to be the Issuing Bank's "participation" therein. The Issuing Bank hereby agrees, upon request of the Agent or any Bank, to deliver to the Agent or such Bank a list of all outstanding Letters of Credit issued by the Issuing Bank, together with such information related thereto as the Agent or such Bank may reasonably request.

     2.3.3 Reimbursement Obligations. The Loan Parties hereby unconditionally and irrevocably agree to reimburse the Issuing Bank for each payment or disbursement made by the Issuing Bank under any Letter of Credit honoring any demand for payment made by the beneficiary thereunder, in each case on the date that such payment or disbursement is made. Any amount not reimbursed on the date of such payment or disbursement shall bear interest from the date of such payment or disbursement to the date that the Issuing Bank is reimbursed by the Loan Parties therefor, payable on demand, at a rate per annum equal to the Base Rate from time to time in effect plus the Base Rate Margin from time to time in effect plus, beginning on the third Business Day after receipt of notice from the Issuing Bank of such payment or disbursement, 3%. The Issuing Bank shall notify the Representative and the Agent whenever any demand for payment is made under any Letter of Credit by the beneficiary thereunder; provided that the failure of the Issuing Bank to so notify the Representative shall not affect the rights of the Issuing Bank or the Banks in any manner whatsoever.

     2.3.4 Limitation on Obligations of Issuing Bank. In determining whether to pay under any Letter of Credit, the Issuing Bank shall not have any obligation to any Loan Party or any Bank other than to confirm that any documents required to be delivered under such Letter of Credit appear to have been delivered and appear to comply on their face with the requirements of such Letter of Credit. Any action taken or omitted to be taken by the Issuing Bank under or in connection with any Letter of Credit, if taken or omitted in the absence of gross negligence or willful misconduct, shall not impose upon the Issuing Bank any liability to any Loan Party or any Bank and shall not reduce or impair any Loan Party's reimbursement obligations set forth in Section 2.3.3 or the obligations of the Banks pursuant to Section 2.3.5.

     2.3.5 Funding by Banks to Issuing Bank. If the Issuing Bank makes any payment or disbursement under any Letter of Credit and the Loan Parties have not reimbursed the Issuing Bank in full for such payment or disbursement by 11:00 A.M., Chicago time, on the date of such payment or disbursement, or if any reimbursement received by the Issuing Bank from the Loan Parties are or must be returned or rescinded upon or during any bankruptcy or reorganization of any Loan Party or otherwise, each other Bank shall be obligated to pay to the Agent for the account of the Issuing Bank, in full or partial payment of the purchase price of its participation in such Letter of Credit, its Pro Rata Share of such payment or disbursement (but no such payment shall diminish the obligations of the Loan Parties under Section 2.3.3), and, upon notice from the Issuing Bank, the Agent shall promptly notify each other Bank thereof. Each other Bank irrevocably and unconditionally agrees to so pay to the Agent in immediately available funds for the Issuing Bank's account the amount of such other Bank's Percentage of such payment or disbursement. If and to the extent any Bank shall not have made such amount available to the Agent by 2:00 P.M., Chicago time, on the Business Day on which such Bank receives notice from the Agent of such payment or disbursement (it being understood that any such notice received after noon, Chicago time, on any Business Day shall be deemed to have been received on the next following Business Day), such Bank agrees to pay interest on such amount to the Agent for the Issuing Bank's account forthwith on demand, for each day from the date such amount was to have been delivered to the Agent to the date such amount is paid, at a rate per annum equal to (a) for the first three days after demand, the Federal Funds Rate from time to time in effect and (b) thereafter, the Base Rate from time to time in effect. Any Bank's failure to make available to the Agent its Pro Rata Share of any such payment or disbursement shall not relieve any other Bank of its obligation hereunder to make available to the Agent such other Bank's Pro Rata Share of such payment, but no Bank shall be responsible for the failure of any other Bank to make available to the Agent such other Bank's Pro Rata Share of any such payment or disbursement.

     2.4 Commitments Several. The failure of any Bank to make a requested Loan on any date shall not relieve any other Bank of its obligation (if any) to make a Loan on such date, but no Bank shall be responsible for the failure of any other Bank to make any Loan to be made by such other Bank.

     2.5 Certain Conditions. Notwithstanding any other provision of this Agreement, no Bank shall have an obligation to make any Loan, or to permit the continuation of or any conversion into any LIBOR Loan, and the Issuing Bank shall not have any obligation to issue any Letter of Credit, if an Event of Default or Unmatured Event of Default exists.

SECTION 3         NOTES EVIDENCING LOANS.

     3.1 Revolving Notes. The Revolving Loans made by each Bank under the Revolving Credit Commitment shall be evidenced by the Revolving Notes substantially in the form set forth in Exhibit B, with appropriate insertions, dated the date hereof, payable to the order of each such Bank in a principal amount not to exceed each such Bank's Pro Rata Share of the Revolving Credit Commitment. The unpaid principal amount of the Revolving Loans shall bear interest and be due and payable as provided in this Agreement and the Revolving Notes. Payments to be made by the Loan Parties under the Revolving Notes shall be made at the time, in the amounts and upon the terms set forth herein and therein.

     3.2 Term Notes.

     3.2.1 Term Note A. Term Loan A made by each Bank under the Term Loan A Credit Commitment shall be evidenced by the Term Note A substantially in the form set forth in Exhibit C, with appropriate insertions, dated the date hereof, payable to the order of each such Bank in a principal amount not to exceed each such Bank's Pro Rata Share of the Term Loan A Commitment. The unpaid principal amount of Term Loan A shall bear interest and be due and payable as provided in this Agreement and each Term Note A. Payments to be made by the Loan Parties under each Term Note A shall be made at the time, in the amounts and upon the terms set forth herein and therein.

     3.2.2 Term Note B. Term Loan B made by each Bank under the Term Loan B Commitment shall be evidenced by Term Note B substantially in the form set forth in Exhibit D, with appropriate insertions, dated the date hereof, payable to the order of each such Bank in a principal amount not to exceed each such Bank's Pro Rata Share of the Term Note B Commitment. The unpaid principal amount of each Term Note B shall bear interest and be due and payable as provided in this Agreement and each Term Note B. Payments to be made by the Loan Parties under each Term Note B shall be made at the time, in the amounts and upon the terms set forth herein and therein.

     3.3 Recordkeeping. Each Bank shall record in its records, or at its option on any schedule attached to its Note, the date and amount of each Loan made by such Bank, each repayment or conversion thereof and, in the case of each LIBOR Loan, the dates on which each Interest Period for such Loan shall begin and end. The aggregate unpaid principal amount so recorded shall be rebuttable presumptive evidence of the principal amount owing and unpaid on such Note. The failure to so record any such amount or any error in so recording any such amount shall not, however, limit or otherwise affect the obligations of the Loan Parties hereunder or under any Note to repay the principal amount of the Loans evidenced by such Note together with all interest accruing thereon.

SECTION 4         INTEREST.

     4.1 Interest Rates. The Loan Parties promise to pay interest on the unpaid principal amount of each Loan for the period commencing on the date of such Loan until such Loan is paid in full as follows:

          (a) at all times while such Loan is a Base Rate Loan, at a rate per annum equal to the sum of the Base Rate from time to time in effect plus the Base Rate Margin from time to time in effect; and

          (b) at all times while such Loan is a LIBOR Loan, at a rate per annum equal to the sum of the LIBOR Rate (Reserve Adjusted) applicable to each Interest Period for such Loan plus the LIBOR Margin from time to time in effect;

provided that at any time an Event of Default exists, if requested by the Required Banks, the interest rate applicable to each Loan shall be increased by 3% per annum.

     4.2 Interest Payment Dates. Accrued interest on each Base Rate Loan shall be payable in arrears on the last day of each calendar month and at maturity. Accrued interest on each LIBOR Loan shall be payable on the last day of each Interest Period relating to such Loan (and, in the case of a LIBOR Loan with a six-month Interest Period, on the three-month anniversary of the first day of such Interest Period) and at maturity. After maturity, accrued interest on all Loans shall be payable on demand.

     4.3 Setting and Notice of LIBOR Rates. The applicable LIBOR Rate for each Interest Period shall be determined by the Agent, and notice thereof shall be given by the Agent promptly to the Representative and each Bank. Each determination of the applicable LIBOR Rate by the Agent shall be conclusive and binding upon the parties hereto, in the absence of demonstrable error. The Agent shall, upon written request of Representative or any Bank, deliver to Representative or such Bank a statement showing the computations used by the Agent in determining any applicable LIBOR Rate hereunder.

     4.4 Computation of Interest. Interest shall be computed for the actual number of days elapsed on the basis of a year of 360 days. The applicable interest rate for each Base Rate Loan shall change simultaneously with each change in the Base Rate.

SECTION 5         FEES AND LOCK-BOX.

     5.1 Non-Use Fee. The Loan Parties agree to pay to the Agent for the account of each Bank a non-use fee, for the period from the Closing Date to the Termination Date, at the Non-Use Fee Rate in effect from time to time of such Bank's Pro Rata Share (as adjusted from time to time) of the unused amount of the Revolving Commitment Amount. For purposes of calculating usage under this Section, the Revolving Commitment Amount shall be deemed used to the extent of the aggregate principal amount of all outstanding Revolving Loans plus the Stated Amount of all Letters of Credit. Such non-use fee shall be payable in arrears on the last day of each calendar quarter and on the Termination Date for any period then ending for which such non-use fee shall not have previously been paid. The non-use fee shall be computed for the actual number of days elapsed on the basis of a year of 360 days.

     5.2 Letter of Credit Fees.

          (a) The Loan Parties agree to pay to the Agent for the account of each Bank a letter of credit fee for each Letter of Credit equal to the L/C Fee Rate in effect from time to time of such Bank's Pro Rata Share (as adjusted from time to time) of the undrawn amount of each Letter of Credit (computed for the actual number of days elapsed on the basis of a year of 360 days); provided that, if requested by the Required Banks, the rate applicable to each Letter of Credit shall be increased by 3% at any time that an Event of Default exists. Such letter of credit fee shall be payable annually in advance within five (5) days of the first Business Day of each calendar year for the period from the date of the issuance of each Letter of Credit (or the last day on which the letter of credit fee was paid with respect thereto) to the date such payment is due or, if earlier, the date on which such Letter of Credit expired or was terminated.

          (b) In addition, with respect to each Letter of Credit, the Loan Parties agree to pay to the Issuing Bank, for its own account, (i) such fees and expenses as the Issuing Bank customarily requires in connection with the issuance, negotiation, processing and/or administration of letters of credit in similar situations and (ii) a letter of credit fronting fee in the amount of 0.125% on the face amount of each Letter of Credit.

     5.3 Upfront Fees. The Loan Parties agree to pay to the Agent for the account of each Bank on the Closing Date an upfront fee in the amount previously agreed to between the Representative and the Agent (and the Agent agrees to promptly forward to each Bank a portion of such upfront fee in the amount previously agreed to between the Agent and such Bank).

     5.4 Agent's Fees. The Loan Parties agree to pay to Agent such agent's fees as are mutually agreed to from time to time by the Representative and Agent.

     5.5 Lock-Box and Blocked Account. Each Loan Party shall establish a lock box and cash collateral depository account (collectively, the "Blocked Account") in such Loan Party's name with Agent and/or Co-Agent to which all Account Debtors shall directly remit all payments on Accounts Receivable and collateral and in which each Loan Party will immediately deposit all payments made for services rendered or other payments constituting proceeds of collateral in the identical form in which such payment was made, whether by cash or check. All payments made to the Blocked Account shall be the sole and exclusive property of Agent and/or Co-Agent (for the account of the Banks) and no persons shall have a right to setoff against the Blocked Account. Agent and/or Co- Agent, as applicable, will apply against the Commitments two (2) Business Days after the date of receipt, if received in the Blocked Account and by Agent's or Co-Agent's, as applicable, commercial note teller prior to 2:00 p.m., Chicago time, all payments received thereon, including cash, solvent credits, collections of Accounts Receivable, proceeds of collateral and any other amounts; provided that (a) Agent or Co-Agent, as applicable, shall charge back to the Loan Parties any payments that may be required to be returned to the entity making such payment and the Loan Parties shall continue to pay interest on the amount charged back from the date that such payment was applied against the Commitments; and (b) Agent or Co-Agent, as applicable, shall have the exclusive right to determine how, when and in what amounts application of such payments and such credits shall be made on the Commitments, and such determination shall be conclusive upon Banks and the Loan Parties.


SECTION 6 REDUCTION OR TERMINATION OF THE REVOLVING COMMITMENT AMOUNT; PREPAYMENTS.

     6.1 Reduction or Termination of the Revolving Commitment Amount.

     6.1.1 Voluntary Reduction or Termination of the Revolving Commitment Amount. The Loan Parties may from time to time on at least five Business Days' prior written notice received by the Agent (which shall promptly advise each Bank thereof) permanently reduce the Revolving Commitment Amount to an amount not less than the Revolving Outstandings. Any such reduction shall be in an amount not less than $1,000,000 or a higher integral multiple of $1,000,000. Concurrently with any reduction of the Revolving Commitment Amount to zero, the Loan Parties shall pay all interest on the Revolving Loans, all non-use fees and all letter of credit fees and shall Cash Collateralize in full all obligations arising with respect to the Letters of Credit.

     6.1.2 Mandatory Reductions of Revolving Commitment Amount. On the date of any Mandatory Prepayment Event, the Revolving Commitment Amount shall be permanently reduced by an amount (if any) equal to the Designated Proceeds of such Mandatory Prepayment Event over the amount (if any) applied to prepay Term Loans pursuant to Section 6.2.2.

     6.1.3 All Reductions of the Revolving Commitment Amount. All reductions of the Revolving Commitment Amount shall reduce the Commitments pro rata among the Banks according to their respective Pro Rata Shares.

     6.2 Prepayments.

     6.2.1 Voluntary Prepayments of Term Loan A. The Loan Parties may from time to time prepay Term Loan A in whole or in part; provided that the Company shall give the Agent (which shall promptly advise each Bank) notice thereof not later than 11:00 A.M., Chicago time, on the day of such prepayment (which shall be a Business Day), specifying the Loans to be prepaid and the date and amount of prepayment. Any such partial prepayment shall be in an amount equal to $1,000,000 or a higher integral multiple of $1,000,000.

     6.2.2 Mandatory  Prepayments.

          (a) The Loan Parties shall make a prepayment of the Loans upon the occurrence of any of the following (each a "Mandatory Prepayment Event") at the following times and in the following amounts (such applicable amounts being referred to as "Designated Proceeds"):

               (i) Concurrently with the receipt by any Loan Party of any Net Cash Proceeds from any Asset Sale, in an amount equal to 100% of such Net Cash Proceeds.

               (ii) Concurrently with the receipt by any Loan Party of any Net Cash Proceeds from any issuance of equity securities of any Loan Party (excluding (x) any issuance of shares of capital stock pursuant to any employee or director stock option program, benefit plan or compensation program and (y) any issuance by a Loan Party to another Loan Party), in an amount equal to 100% of such Net Cash Proceeds.

               (iii) Concurrently with the receipt by any Loan Party of any Net Cash Proceeds from any issuance of any Debt of any Loan Party (excluding Debt permitted by clauses (a) through (g) of Section 10.7), in an amount equal to 100% of such Net Cash Proceeds.

               (iv) Within ninety (90) days after the end of each Fiscal Year (commencing with Fiscal Year 2000), in an amount equal to 100% of Excess Cash Flow for such Fiscal Year.

          (b) If on any day the Revolving Outstandings exceed the Borrowing Base, the Loan Parties shall immediately prepay Revolving Loans and/or Cash Collateralize the outstanding Letters of Credit, or do a combination of the foregoing, in an amount sufficient to eliminate such excess.

          (c) If on any day on which the Revolving Commitment Amount is reduced pursuant to Section 6.1.2 the Revolving Outstandings exceed the Revolving Commitment Amount, the Loan Parties shall immediately prepay Revolving Loans or Cash Collateralize the outstanding Letters of Credit, or do a combination of the foregoing, in an amount sufficient to eliminate such excess.

          (d) All Mandatory Prepayments shall be applied as follows:

                        (i) to the extent any Loan Party enters into any sale-leaseback transaction involving the Montpelier Equipment, the aggregate amount of the proceeds received by the Loan Parties, up to the amount of the Release Price, shall be applied to reduce Term Loan A and the remainder of such proceeds, if any, shall be used to reduce Term Loan B;

                       (ii) to the extent any Loan Party raises any proceeds from the issuance of any equity or Debt (other than a sale-leaseback of the Montpelier Equipment detailed above), the first $6,000,000 of the proceeds of any such issuance will be applied to Term Loan B, with the remainder applied to Term Loan A. Following repayment of Term Loan A, all remaining proceeds will be applied to the Revolving Credit Commitment until paid in full, with the remaining proceeds, if any, applied to the principal amount of Term Loan B; and

                      (iii) all other Mandatory Prepayments shall be applied as follows:
                               (A) first to the outstanding amount of principal and interest under Term Loan A;
                               (B) second to the outstanding amount of principal and interest under the Revolving Credit Commitment; and
                               (C) third to the remaining outstanding principal amount of Term Loan B.

     6.3 All Prepayments. Each voluntary partial prepayment of the Revolving Credit Commitment and Term Loan A shall be in a principal amount of $1,000,000 or a higher integral multiple of $1,000,000. Any partial prepayment of a Group of LIBOR Loans shall be subject to the proviso to Section 2.2.3(a). Any prepayment of a LIBOR Loan on a day other than the last day of an Interest Period therefor shall include interest on the principal amount being repaid and shall be subject to Section 8.4. All prepayments of Term Loan A shall be applied pro rata in the inverse order of maturity to the remaining installments thereof. Notwithstanding the foregoing, Term Loan B may not be voluntarily prepaid without the prior written consent of the Banks.

SECTION 7         MAKING AND PRORATION OF PAYMENTS; SETOFF; TAXES.

     7.1 Making of Payments. All payments of principal of or interest on the Notes, and of all fees, shall be made by the Loan Parties to the Agent in immediately available funds at the office specified by the Agent not later than noon, Chicago time, on the date due; and funds received after that hour shall be deemed to have been received by the Agent on the following Business Day. The Agent shall promptly remit to each Bank its share of all such payments received in collected funds by the Agent for the account of such Bank. All payments under
Section 8.1 shall be made by the Loan Parties directly to the Bank entitled thereto.

     7.2 Application of Certain Payments. Each payment of principal shall be applied to such Loans as the Representative shall direct by notice to be received by the Agent on or before the date of such payment or, in the absence of such notice, as the Agent shall determine in its discretion. Concurrently with each remittance to any Bank of its share of any such payment, the Agent shall advise such Bank as to the application of such payment.

     7.3 Due Date Extension. If any payment of principal or interest with respect to any of the Loans, or of any fees, falls due on a day which is not a Business Day, then such due date shall be extended to the immediately following Business Day and, in the case of principal, additional interest shall accrue and be payable for the period of any such extension.

     7.4 Setoff. The Loan Parties agree that the Agent and each Bank have all rights of set-off and bankers' lien provided by applicable law, and in addition thereto, the Loan Parties agree that at any time any Event of Default exists, the Agent and each Bank may apply to the payment of any obligations of the Loan Parties hereunder, whether or not then due, any and all balances, credits, deposits, accounts or moneys of the Loan Parties then or thereafter with Agent or such Bank.

     7.5 Proration of Payments. If any Bank shall obtain any payment or other recovery (whether voluntary, involuntary, by application of offset or otherwise, but excluding any payment pursuant to Section 8.7 or 14.9 and payments of interest on any Affected Loan) on account of principal of or interest on any Loan (or on account of its participation in any Letter of Credit) in excess of its pro rata share of payments and other recoveries obtained by all Banks on account of principal of and interest on the Loans (or such participation) then held by them, such Bank shall purchase from the other Banks such participations in the Loans (or sub-participations in Letters of Credit) held by them as shall be necessary to cause such purchasing Bank to share the excess payment or other recovery ratably with each of them; provided that if all or any portion of the excess payment or other recovery is thereafter recovered from such purchasing Bank, the purchase shall be rescinded and the purchase price restored to the extent of such recovery.

     7.6 Taxes. All payments of principal of, and interest on, the Loans and all other amounts payable hereunder shall be made free and clear of and without deduction for any present or future income, excise, stamp or franchise taxes and other taxes, fees, duties, withholdings or other charges of any nature whatsoever imposed by any taxing authority, excluding franchise taxes and taxes imposed on or measured by any Bank's net income or receipts (all non-excluded items being called "Taxes"), unless required by any law, rule or regulation. If any withholding or deduction from any payment to be made by any Loan Party hereunder is required in respect of any Taxes pursuant to any applicable law, rule or regulation, then the Loan Parties will:

          (a) pay directly to the relevant authority the full amount required to be so withheld or deducted;

          (b) promptly forward to the Agent an official receipt or other documentation satisfactory to the Agent evidencing such payment to such authority; and

          (c) pay to the Agent for the account of the Banks such additional amount or amounts as is necessary to ensure that the net amount actually received by each Bank will equal the full amount such Bank would have received had no such withholding or deduction been required.

Moreover, if any Taxes are directly asserted against the Agent or any Bank with respect to any payment received by the Agent or such Bank hereunder, the Agent or such Bank may pay such Taxes and the Loan Parties will promptly pay such additional amounts (including any penalty, interest or expense) as is necessary in order that the net amount received by such Person after the payment of such Taxes (including any Taxes on such additional amount) shall equal the amount such Person would have received had such Taxes not been asserted.

     If the Loan Parties fail to pay any Taxes when due to the appropriate taxing authority or fails to remit to the Agent, for the account of the respective Banks, the required receipts or other required documentary evidence, the Loan Parties shall indemnify the Banks for any incremental Taxes, interest or penalties that may become payable by any Bank as a result of any such failure. For purposes of this Section 7.6, a distribution hereunder by the Agent or any Bank to or for the account of any Bank shall be deemed a payment by the Loan Parties.

     Each Bank that (a) is organized under the laws of a jurisdiction other than the United States of America and (b)(i) is a party hereto on the Closing Date or
(ii)  becomes an assignee  of an interest  under this  Agreement  under  Section
14.9.1 after the Closing Date (unless such Bank was already a Bank hereunder immediately prior to such assignment) shall execute and deliver to the Loan Parties and the Agent one or more (as the Loan Parties or the Agent may reasonably request) United States Internal Revenue Service Forms 4224 or Forms 1001 or such other forms or documents, appropriately completed, as may be applicable to establish that such Bank is exempt from withholding or deduction of Taxes. The Loan Parties shall not be required to pay additional amounts to any Bank pursuant to this Section 7.6 to the extent that the obligation to pay such additional amounts would not have arisen but for the failure of such Bank to comply with this paragraph.

     7.7 Automatic Debit. In order to cause timely payment to be made to Agent of all of the Loan Parties' obligations hereunder as and when due, each Loan Party hereby authorizes and directs the Agent to debit the amount of such Loan Parties' obligations hereunder to any ordinary deposit account of the Loan Parties (including, without limitation, by increasing the principal balance due under the Revolving Credit Commitment).


SECTION 8         INCREASED COSTS; SPECIAL PROVISIONS FOR LIBOR LOANS.

     8.1 Increased Costs.

          (a) If, after the date hereof, the adoption of, or any change in, any applicable law, rule or regulation, or any change in the interpretation or administration of any applicable law, rule or regulation by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Bank (or any LIBOR Office of such Bank) with any request or directive (whether or not having the force of law) of any such authority, central bank or comparable agency

               (i) shall subject any Bank (or any LIBOR Office of such Bank) to any tax, duty or other charge with respect to its LIBOR Loans, any Note or its obligation to make LIBOR Loans, or shall change the basis of taxation of payments to any Bank of the principal of or interest on its LIBOR Loans or any other amounts due under this Agreement in respect of its LIBOR Loans or its obligation to make LIBOR Loans
          (except for changes in the rate of tax on the overall net income of such Bank or its LIBOR Office imposed by the jurisdiction in which such Bank's principal executive office or LIBOR Office is located);

               (ii) shall impose, modify or deem applicable any reserve (including any reserve imposed by the FRB, but excluding any reserve included in the determination of interest rates pursuant to Section
          4), special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by any Bank (or any LIBOR Office of such Bank); or

               (iii) shall impose on any Bank (or its LIBOR Office) any other condition affecting its LIBOR Loans, any Note or its obligation to make LIBOR Loans;

and the result of any of the foregoing is to increase the cost to (or to impose a cost on) such Bank (or any LIBOR Office of such Bank) of making or maintaining any LIBOR Loan, or to reduce the amount of any sum received or receivable by such Bank (or its LIBOR Office) under this Agreement or under any Note with respect thereto, then upon demand by such Bank (which demand shall be accompanied by a statement setting forth the basis for such demand and a calculation of the amount thereof in reasonable detail, a copy of which shall be furnished to the Agent), the Loan Parties shall pay directly to such Bank such additional amount as will compensate such Bank for such increased cost or such reduction.

          (b) If any Bank shall reasonably determine that any change in, the adoption or phase-in of, any applicable law, rule or regulation regarding capital adequacy, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Bank or any Person controlling such Bank with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on such Bank's or such controlling Person's capital as a consequence of such Bank's obligations hereunder or under any Letter of Credit to a level below that which such Bank or such controlling Person could have achieved but for such change, adoption, phase-in or compliance (taking into consideration such Bank's or such controlling Person's policies with respect to capital adequacy) by an amount deemed by such Bank or such controlling Person to be material, then from time to time, upon demand by such Bank (which demand shall be accompanied by a statement setting forth the basis for such demand and a calculation of the amount thereof in reasonable detail, a copy of which shall be furnished to the Agent), the Loan Parties shall pay to such Bank such additional amount as will compensate such Bank or such controlling Person for such reduction.

     8.2 Basis for Determining Interest Rate Inadequate or Unfair. If, with respect to any Interest Period,:

          (a) deposits in Dollars (in the applicable amounts) are not being offered to the Agent in the interbank eurodollar market for such Interest Period, or the Agent otherwise reasonably determines that by reason of circumstances affecting the interbank eurodollar market adequate and reasonable means do not exist for ascertaining the applicable LIBOR Rate; or

          (b) Banks having aggregate Pro Rata Shares of 25% or more advise the Agent that the LIBOR Rate (Reserve Adjusted) as determined by the Agent will not adequately and fairly reflect the cost to such Banks of maintaining or funding LIBOR Loans for such Interest Period (taking into account any amount to which such Banks may be entitled under Section 8.1) or that the making or funding of LIBOR Loans has become impracticable as a result of an event occurring after the date of this Agreement which in the opinion of such Banks materially affects such Loans;

then the Agent shall promptly notify the other parties thereof and, so long as such circumstances shall continue, (i) no Bank shall be under any obligation to make or convert into LIBOR Loans and (ii) on the last day of the current Interest Period for each LIBOR Loan, such Loan shall, unless then repaid in full, automatically convert to a Base Rate Loan.

     8.3 Changes in Law Rendering LIBOR Loans Unlawful. If any change in, or the adoption of any new, law or regulation, or any change in the interpretation of any applicable law or regulation by any governmental or other regulatory body charged with the administration thereof, should make it (or in the good faith judgment of any Bank cause a substantial question as to whether it is) unlawful for any Bank to make, maintain or fund LIBOR Loans, then such Bank shall promptly notify each of the other parties hereto and, so long as such circumstances shall continue, (a) such Bank shall have no obligation to make or convert into LIBOR Loans (but shall make Base Rate Loans concurrently with the making of or conversion into LIBOR Loans by the Banks which are not so affected, in each case in an amount equal to the amount of LIBOR Loans which would be made or converted into by such Bank at such time in the absence of such circumstances) and (b) on the last day of the current Interest Period for each LIBOR Loan of such Bank (or, in any event, on such earlier date as may be required by the relevant law, regulation or interpretation), such LIBOR Loan shall, unless then repaid in full, automatically convert to a Base Rate Loan. Each Base Rate Loan made by a Bank which, but for the circumstances described in the foregoing sentence, would be a LIBOR Loan (an "Affected Loan") shall remain outstanding for the same period as the Group of LIBOR Loans of which such Affected Loan would be a part absent such circumstances.

     8.4 Funding Losses. The Loan Parties hereby agree that upon demand by any Bank (which demand shall be accompanied by a statement setting forth the basis for the amount being claimed, a copy of which shall be furnished to Agent), the Loan Parties will indemnify such Bank against any net loss or expense which such Bank may sustain or incur (including any net loss or expense incurred by reason of the liquidation or reemployment of deposits or other funds acquired by such Bank to fund or maintain any LIBOR Loan), as reasonably determined by such Bank, as a result of (a) any payment, prepayment or conversion of any LIBOR Loan of such Bank on a date other than the last day of an Interest Period for such Loan (including any conversion pursuant to Section 8.3) or (b) any failure of the Loan Parties to borrow, convert or continue any Loan on a date specified therefor in a notice of borrowing, conversion or continuation pursuant to this Agreement. For this purpose, all notices to the Agent pursuant to this Agreement shall be deemed to be irrevocable.

     8.5 Right of Banks to Fund through Other Offices. Each Bank may, if it so elects, fulfill its commitment as to any LIBOR Loan by causing a foreign branch or Affiliate of such Bank to make such Loan; provided that in such event for the purposes of this Agreement such Loan shall be deemed to have been made by such Bank and the obligation of the Loan Parties to repay such Loan shall nevertheless be to such Bank and shall be deemed held by it, to the extent of such Loan, for the account of such branch or Affiliate.

     8.6 Discretion of Banks as to Manner of Funding. Notwithstanding any provision of this Agreement to the contrary, each Bank shall be entitled to fund and maintain its funding of all or any part of its Loans in any manner it sees fit in accordance with the terms of this Agreement, it being understood, however, that for the purposes of this Agreement all determinations hereunder shall be made as if such Bank had actually funded and maintained each LIBOR Loan during each Interest Period for such Loan through the purchase of deposits having a maturity corresponding to such Interest Period and bearing an interest rate equal to the LIBOR Rate for such Interest Period.

     8.7 Mitigation of Circumstances;  Replacement of Banks.

          (a) Each Bank shall promptly notify the Representative and the Agent of any event of which it has knowledge which will result in, and will use reasonable commercial efforts available to it (and not, in such Bank's sole judgment, otherwise disadvantageous to such Bank) to mitigate or avoid, (i) any obligation by the Loan Parties to pay any amount pursuant to Section
     7.6 or 8.1 or (ii) the occurrence of any circumstances described in Section
     8.2 or 8.3 (and, if any Bank has given notice of any such event described in clause (i) or (ii) above and thereafter such event ceases to exist, such Bank shall promptly so notify the Loan Parties and Agent). Without limiting the foregoing, each Bank will designate a different funding office if such designation will avoid (or reduce the cost to the Loan Parties of) any event described in clause (i) or (ii) of the preceding sentence and such designation will not, in such Bank's sole judgment, be otherwise disadvantageous to such Bank.

          (b) If the Loan Parties become obligated to pay additional amounts to any Bank pursuant to Section 7.6 or 8.1, or any Bank gives notice of the occurrence of any circumstances described in Section 8.2 or 8.3, the Representative may designate another bank which is acceptable to the Agent and the Issuing Bank in their reasonable discretion (such other bank being called a "Replacement Bank") to purchase the Loans of such Bank and such Bank's rights hereunder, without recourse to or warranty by, or expense to, such Bank, for a purchase price equal to the outstanding principal amount of the Loans payable to such Bank plus any accrued but unpaid interest on such Loans and all accrued but unpaid fees owed to such Bank and any other amounts payable to such Bank under this Agreement, and to assume all the obligations of such Bank hereunder, and, upon such purchase and assumption (pursuant to an Assignment Agreement), such Bank shall no longer be a party hereto or have any rights hereunder (other than rights with respect to indemnities and similar rights applicable to such Bank prior to the date of such purchase and assumption) and shall be relieved from all obligations to the Loan Parties hereunder, and the Replacement Bank shall succeed to the rights and obligations of such Bank hereunder.

     8.8 Conclusiveness of Statements; Survival of Provisions. Determinations and statements of any Bank pursuant to Section 8.1, 8.2, 8.3 or 8.4 shall be conclusive absent demonstrable error. Banks may use reasonable averaging and attribution methods in determining compensation under Sections 8.1 and 8.4, and the provisions of such Sections shall survive repayment of the Loans, cancellation of the Notes, expiration or termination of the Letters of Credit and termination of this Agreement.


SECTION 9         REPRESENTATIONS AND WARRANTIES.

     To induce the Agent and the Banks to enter into this Agreement and to induce the Banks to make Loans and issue and participate in Letters of Credit hereunder, the Loan Parties, jointly and severally, represent and warrant to Agent, Co-Agent and the Banks as follows, after giving effect to the Purchase:

     9.1 Organization. Each Loan Party is a corporation or limited liability company validly existing and in good standing under the laws of the state of its incorporation or formation, as applicable; each Subsidiary is validly existing and in good standing under the laws of the jurisdiction of its organization; and each Loan Party and each Subsidiary is duly qualified to do business in each jurisdiction where, because of the nature of its activities or properties, such qualification is required, except for such jurisdictions where the failure to so qualify would not have a Material Adverse Effect.

     9.2 Authorization; No Conflict. Each Loan Party is duly authorized to execute and deliver each Loan Document to which it is a party, each Loan Party is duly authorized to borrow monies hereunder and each Loan Party is duly authorized to perform its obligations under each Loan Document to which it is a party. The execution, delivery and performance by each Loan Party of this Agreement and each Loan Document to which it is a party, and the borrowings by the Loan Parties hereunder, do not and will not (a) require any consent or approval of any governmental agency or authority (other than any consent or approval which has been obtained and is in full force and effect), (b) conflict with (i) any provision of law, (ii) the charter, by-laws, certification of formation, operating agreement or other organizational documents of any Loan Party or (iii) any agreement, indenture, instrument or other document, or any judgment, order or decree, which is binding upon any Loan Party or any of their respective properties or (c) require, or result in, the creation or imposition of any Lien on any asset of any Loan Party (other than Liens in favor of the Agent created pursuant to the Collateral Documents).

     9.3 Validity and Binding Nature. Each of this Agreement and each other Loan Document to which any Loan Party is a party is the legal, valid and binding obligation of such Person, enforceable against such Person in accordance with its terms, subject to bankruptcy, insolvency and similar laws affecting the enforceability of creditors' rights generally and to general principles of equity.

     9.4 Financial Condition. The audited consolidated financial statements of the Loan Parties as at December 31, 1998, the unaudited consolidated financial statements of the Loan Parties as at December 31, 1999 and the unaudited consolidated financial statements of Drake Products as at December 31, 1999, copies of each of which have been delivered to each Bank, were prepared in accordance with GAAP (subject, in the case of such unaudited statements, to the absence of footnotes and to normal year-end adjustments) and present fairly the consolidated financial condition of the Loan Parties as at such dates and the results of their operations for the periods then ended.

     9.5 No Material Adverse Change. Since December 31, 1998, there has been no material adverse change in the financial condition, operations, assets, business, properties or prospects of the Loan Parties taken as a whole, other than as set forth in unaudited consolidated financial statements of the Loan Parties as at December 31, 1999.

     9.6 Litigation and Contingent Liabilities. No litigation (including derivative actions), arbitration proceeding or governmental investigation or proceeding is pending or, to any Loan Party's knowledge, threatened against any Loan Party which might reasonably be expected to have a Material Adverse Effect, except as set forth in Schedule 9.6. Other than any liability incident to such litigation or proceedings, no Loan Party has any material contingent liabilities not listed on Schedule 9.6 or permitted by Section 10.7.

     9.7 Ownership of Properties; Liens. Each Loan Party owns good and, in the case of real property, marketable title to all of its properties and assets, real and personal, tangible and intangible, of any nature whatsoever (including patents, trademarks, trade names, service marks and copyrights), free and clear of all Liens, charges and claims (including infringement claims with respect to patents, trademarks, service marks, copyrights and the like) except as permitted by Section 10.8.

     9.8  Subsidiaries.   As  of  the  Closing  Date,  no  Loan  Party  has  any
Subsidiaries other than those listed on Schedule 9.8. Neither of Clarion Specialty Products, Inc., an Ohio corporation, Clarion Sourcing, Inc., an Illinois corporation, or Rose & Associates, Inc., a Delaware corporation (collectively, the "Dormant Subsidiaries"), conducts business of any kind or owns any assets. The Loan Parties agree to notify the Agent immediately in the event any Dormant Subsidiary begins conducting business of any kind.

     9.9 Pension Plans.

          (a) During the twelve-consecutive-month period prior to the date of the execution and delivery of this Agreement or the making of any Loan or the issuance of any Letter of Credit, (i) no steps have been taken to terminate any Pension Plan and (ii) no contribution failure has occurred with respect to any Pension Plan sufficient to give rise to a Lien under
     Section 302(f) of ERISA. No condition exists or event or transaction has occurred with respect to any Pension Plan which could result in the incurrence by any Loan Party of any material liability, fine or penalty.

          (b) All contributions (if any) have been made to any Multiemployer Pension Plan that are required to be made by each Loan Party or any other member of the Controlled Group under the terms of the plan or of any collective bargaining agreement or by applicable law; no Loan Party nor any member of the Controlled Group has withdrawn or partially withdrawn from any Multiemployer Pension Plan, incurred any withdrawal liability with respect to any such plan or received notice of any claim or demand for withdrawal liability or partial withdrawal liability from any such plan, and no condition has occurred which, if continued, might result in a withdrawal or partial withdrawal from any such plan; and no Loan Party nor any member of the Controlled Group has received any notice that any Multiemployer Pension Plan is in reorganization, that increased contributions may be required to avoid a reduction in plan benefits or the imposition of any excise tax, that any such plan is or has been funded at a rate less than that required under Section 412 of the Code, that any such plan is or may be terminated, or that any such plan is or may become insolvent.

     9.10 Investment Company Act. No Loan Party is an "investment company" or a company "controlled" by an "investment company," within the meaning of the Investment Company Act of 1940.

     9.11 Public Utility Holding Company Act. No Loan Party is a "holding company", or a "subsidiary company" of a "holding company," or an "affiliate" of a "holding company" or of a "subsidiary company" of a "holding company," within the meaning of the Public Utility Holding Company Act of 1935.

     9.12 Regulation U. No Loan Party is engaged principally, or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying Margin Stock.

     9.13 Taxes. Each Loan Party has filed all tax returns and reports required by law to have been filed by it and has paid all taxes and governmental charges thereby shown to be owing, except any such taxes or charges which are being diligently contested in good faith by appropriate proceedings and for which adequate reserves in accordance with GAAP shall have been set aside on its books.

     9.14 Solvency, etc. On the Closing Date, and immediately prior to and after giving effect to the issuance of each Letter of Credit and each borrowing hereunder and the use of the proceeds thereof, (a) each Loan Party's assets will exceed its liabilities and (b) each Loan Party will be solvent, will be able to pay its debts as they mature, will own property with fair saleable value greater than the amount required to pay its debts and will have capital sufficient to carry on its business as then constituted.

     9.15 Environmental Matters.

          (a) No Violations. Except as set forth on Schedule 9.15, no Loan Party, nor any operator of any Loan Party's properties, is in violation, or alleged violation, of any judgment, decree, order, law, permit, license, rule or regulation pertaining to environmental matters, including those arising under the Resource Conservation and Recovery Act ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), the Superfund Amendments and Reauthorization Act of 1986 or any other Environmental Law which individually or in the aggregate otherwise might reasonably be expected to have a Material Adverse Effect.

          (b) Notices. Except as set forth on Schedule 9.15 and for matters arising after the Closing Date, in each case none of which could singly or in the aggregate be expected to have a Material Adverse Effect, no Loan Party has received notice from any third party, including any Federal, state or local governmental authority: (a) that any one of them has been identified by the U.S. Environmental Protection Agency as a potentially responsible party under CERCLA with respect to a site listed on the National Priorities List, 40 C.F.R. Part 300 Appendix B; (b) that any hazardous waste, as defined by 42 U.S.C. ss.6903(5), any hazardous substance as defined by 42 U.S.C. ss.9601(14), any pollutant or contaminant as defined by 42 U.S.C. ss.9601(33) or any toxic substance, oil or hazardous material or other chemical or substance regulated by any Environmental Law (all of the foregoing, "Hazardous Substances") which any one of them has generated, transported or disposed of has been found at any site at which a Federal, state or local agency or other third party has conducted a remedial investigation, removal or other response action pursuant to any Environmental Law; (c) that any Loan Party must conduct a remedial investigation, removal, response action or other activity pursuant to any Environmental Law; or (d) of any Environmental Claim.

          (c) Handling of Hazardous Substances. Except as set forth on Schedule 9.15, (i) no portion of the real property or other assets of any Loan Party has been used for the handling, processing, storage or disposal of Hazardous Substances except in accordance in all material respects with applicable Environmental Laws; and no underground tank or other underground storage receptacle for Hazardous Substances is located on such properties;
     (ii) in the course of any activities conducted by any Loan Party or the operators of any real property of any Loan Party, no Hazardous Substances have been generated or are being used on such properties except in accordance in all material respects with applicable Environmental Laws;
     (iii) there have been no Releases or threatened Releases of Hazardous Substances on, upon, into or from any real property or other assets of any Loan Party, which Releases singly or in the aggregate might reasonably be expected to have a material adverse effect on the value of such real property or assets; (iv) there have been no Releases on, upon, from or into any real property in the vicinity of the real property or other assets of any Loan Party which, through soil or groundwater contamination, may have come to be located on, and which might reasonably be expected to have a Material Adverse Effect on the value of, the real property or other assets of any Loan Party; and (v)any Hazardous Substances generated by any Loan Party have been transported offsite only by properly licensed carriers and delivered only to treatment or disposal facilities maintaining valid permits as required under applicable Environmental Laws, which transporters and facilities have been and are operating in compliance in all material respects with such permits and applicable Environmental Laws.

     9.16 Reserved.

     9.17 Insurance. Set forth on Schedule 9.17 is a complete and accurate summary of the property and casualty insurance program of each Loan Party as of the Closing Date (including the names of all insurers, policy numbers, expiration dates, amounts and types of coverage, annual premiums, exclusions, deductibles, self-insured retention, and a description in reasonable detail of any self-insurance program, retrospective rating plan, fronting arrangement or other risk assumption arrangement involving each Loan Party).

     9.18 Real Property. Set forth on Schedule 9.18 is a complete and accurate list, as of the Closing Date, of the address of all real property owned or leased by the Loan Parties, together with, in the case of leased property, the name and mailing address of the lessor of such property.

     9.19 Information. All information heretofore or contemporaneously herewith furnished in writing by each Loan Party or any other Loan Party to the Agent or any Bank for purposes of or in connection with this Agreement and the transactions contemplated hereby is, and all written information hereafter furnished by or on behalf of any Loan Party to the Agent or any Bank pursuant hereto or in connection herewith will be, true and accurate in every material respect on the date as of which such information is dated or certified, and none of such information is or will be incomplete by omitting to state any material fact necessary to make such information not misleading in light of the circumstances under which made (it being recognized by the Agent and the Banks that any projections and forecasts provided by the Loan Parties are based on good faith estimates and assumptions believed by the Loan Parties to be reasonable as of the date of the applicable projections or assumptions and that actual results during the period or periods covered by any such projections and forecasts may differ from projected or forecasted results).

     9.20 Intellectual Property. The Loan Parties own and possess or have a license or other right to use all patents, patent rights, trademarks, trademark rights, trade names, trade name rights, service marks, service mark rights and copyrights as are necessary for the conduct of the business of the Loan Parties, without any infringement upon rights of others which could reasonably be expected to have a Material Adverse Effect.

     9.21 Burdensome Obligations. No Loan Party is a party to any agreement or contract or subject to any corporate or partnership restriction which might reasonably be expected to have a Material Adverse Effect.

     9.22 Labor Matters. Except as set forth on Schedule 9.22, no Loan Party is subject to any labor or collective bargaining agreement. There are no existing or threatened strikes, lockouts or other labor disputes involving any Loan Party that singly or in the aggregate could reasonably be expected to have a Material Adverse Effect. Hours worked by and payment made to employees of the Loan Parties are not in violation of the Fair Labor Standards Act or any other applicable law, rule or regulation dealing with such matters.

     9.23 No Default. No Event of Default or Unmatured Event of Default exists or would result from the incurring by any Loan Party of any Debt hereunder or under any other Loan Document.

     9.24 Purchase Agreement, etc.

          (a) The Loan Parties have heretofore furnished the Agent a true and correct copy of the Purchase Agreement.

          (b) Clarion-Drake Acquisition and, to each Loan Parties' knowledge (such knowledge based on the representations, warranties and covenants of Drake Products and each of the Selling Shareholders contained in the Purchase Agreement), each other party to the Purchase Agreement, has duly taken all necessary corporate, partnership or other organizational action to authorize the execution, delivery and performance of the Purchase Agreement and the consummation of transactions contemplated thereby.

          (c) The Purchase will comply with all applicable legal requirements, and all necessary governmental, regulatory, creditor, shareholder, partner and other material consents, approvals and exemptions required to be obtained by Clarion-Drake Acquisition and, to each Loan Parties' knowledge (such knowledge based on the representations, warranties and covenants of Drake Products and each of the Selling Shareholders contained in the Purchase Agreement), each other party to the Purchase Agreement in connection with the Purchase will be, prior to consummation of the Purchase, duly obtained and will be in full force and effect. As of the date of the Purchase Agreement, all applicable waiting periods with respect to the Purchase will have expired without any action being taken by any competent governmental authority which restrains, prevents or imposes material adverse conditions upon the consummation of the Purchase.

          (d) The execution and delivery of the Purchase Agreement did not, and the consummation of the Purchase will not, violate any statute or regulation of the United States (including any securities law) or of any state or other applicable jurisdiction, or any order, judgment or decree of any court or governmental body binding on Clarion-Drake Acquisition or, to each Loan Parties' knowledge (such knowledge based on the representations, warranties and covenants of Drake Products and each of the Selling Shareholders contained in the Purchase Agreement), any other party to the Purchase Agreement, or result in a breach of, or constitute a default under, any material agreement, indenture, instrument or other document, or any judgment, order or decree, to which Clarion-Drake Acquisition is a party or by which the Clarion-Drake Acquisition is bound or, to each Loan Parties' knowledge, to which any other party to the Purchase Agreement is a party or by which any such party is bound.
          (e) No statement or representation made in the Purchase Agreement by Clarion- Drake Acquisition or, to each Loan Parties' knowledge (such knowledge based on the representations, warranties and covenants of Drake Products and each of the Selling Shareholders contained in the Purchase Agreement), any other Person, contains any untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary in order to make the statements made therein, in light of the circumstances under which they are made, not misleading.


SECTION 10        COVENANTS.

     Until the expiration or termination of the Commitments and thereafter until all obligations of the Loan Parties hereunder and under the other Loan Documents are paid in full and all Letters of Credit have been terminated, each Loan Party agrees that, unless at any time the Required Banks shall otherwise expressly consent in writing, it will:

     10.1 Reports, Certificates and Other Information. Furnish to the Agent, Co-Agent and each Bank:

     10.1.1 Annual Report. As soon as available, copies of the Form 10-K Annual Report or comparable successor report filed by the Company and its Subsidiaries with the Securities and Exchange Commission or any successor agency; provided, that if such report is not made available within ninety (90) days after the end of each fiscal year of the Company, a consolidated and consolidating balance sheet and the related statements of consolidated and consolidating net earnings and stockholders' equity and consolidated and consolidating statements of cash flows of the Company and its Subsidiaries as of the end of such fiscal year, fairly and accurately presenting the financial condition of the Company and its Subsidiaries as at such date and the results of operations of the Company and its Subsidiaries for such fiscal year and setting forth in each case in comparative form the corresponding figures for the corresponding period of the preceding fiscal year, all in reasonable detail, prepared in accordance with GAAP consistently applied, and audited by independent certified public accountants acceptable to the Required Banks, together with a written statement from such accountants to the effect that in making the examination necessary for the signing of such annual audit report by such accountants, nothing came to their attention that caused them to believe that the Company was not in compliance with any provision of Section 10.6, 10.7, 10.9 or 10.10 of this Agreement insofar as such provision relates to accounting matters or, if something has come to their attention that caused them to believe that the Company was not in compliance with any such provision, describing such non-compliance in reasonable detail.

     10.1.2 Interim Reports. (a) as soon as available, copies of the periodic Form 10-Q quarterly report or comparable successor report filed by the Company with the Securities and Exchange Commission or any successor agency; provided, that if such report is not made available within forty-five (45) days after the end of each of the first three quarterly accounting periods in each fiscal year of the Company beginning with the quarter ending March 31, 2000, the Company shall immediately deliver to each Bank an internally-prepared balance sheet of the Company and its Subsidiaries on a consolidated and consolidating basis as at the end of such quarter and the related statements of operations and statements of cash flows of the Company and its Subsidiaries on a consolidated and consolidating basis for such quarter and for the portion of the fiscal year ended at the end of such quarter, setting forth in each case in comparative form the figures for the corresponding quarter and the corresponding portion of the previous fiscal year, all in reasonable detail and certified (subject to normal year-end adjustments) as to fairness of presentation, in accordance with GAAP (other than footnotes thereto), by a Chief Financial Officer or Controller (if such Controller is a corporate officer) of the Company; and (b) promptly when available and in any event within 30 days after the end of each month, consolidated and consolidating balance sheets of the Company and its
Subsidiaries as of the end of such month, together with consolidated and consolidating statements of earnings and a consolidated statement of cash flows for such month and for the period beginning with the first day of such Fiscal Year and ending on the last day of such month, together with a comparison with the corresponding period of the previous Fiscal Year and a comparison with the budget for such period of the current Fiscal Year, certified by the Chief Financial Officer or the Controller (if such Controller is an executive officer) of the Company.

     10.1.3 Compliance Certificates. Contemporaneously with the furnishing of a copy of each annual audit report pursuant to Section 10.1.1 and each set of monthly and quarterly statements pursuant to Section 10.1.2, a duly completed compliance certificate in the form of Exhibit E, with appropriate insertions, dated the date of such annual report or such monthly statements and signed by the Chief Financial Officer or the Controller (if such Controller is an executive officer) of the Company, containing (i) a computation of each of the financial ratios and restrictions set forth in Section 10.6 and to the effect that such officer has not become aware of any Event of Default or Unmatured Event of Default that has occurred and is continuing or, if there is any such event, describing it and the steps, if any, being taken to cure it and (ii) a written statement of the Company's management setting forth a discussion of the Loan Parties' financial condition, changes in financial condition and results of operations.

     10.1.4 Reports to the SEC and to Shareholders. Promptly upon the filing or sending thereof, copies of all other regular, periodic or special reports of the Loan Parties filed with the SEC; copies of all registration statements of the Loan Parties filed with the SEC (other than on Form S-8); and copies of all proxy statements or other communications made to security holders generally.

     10.1.5 Notice of Default, Litigation and ERISA Matters. Promptly upon becoming aware of any of the following, written notice describing the same and the steps being taken by the Loan Parties affected thereby with respect thereto:

          (a) the occurrence of an Event of Default or an Unmatured Event of Default;

          (b) any litigation, arbitration or governmental investigation or proceeding not previously disclosed by the Loan Parties to the Banks which has been instituted or, to the knowledge of the Loan Parties, is threatened against any Loan Party or to which any of the properties of any thereof is subject which might reasonably be expected to have a Material Adverse Effect;

          (c) the institution of any steps by any member of the Controlled Group or any other Person to terminate any Pension Plan, or the failure of any member of the Controlled Group to make a required contribution to any Pension Plan (if such failure is sufficient to give rise to a Lien under Section 302(f) of ERISA) or to any Multiemployer Pension Plan, or the taking of any action with respect to a Pension Plan which could result in the requirement that any Loan Party furnish a bond or other security to the PBGC or such Pension Plan, or the occurrence of any event with respect to any Pension Plan or Multiemployer Pension Plan which could result in the incurrence by any member of the Controlled Group of any material liability, fine or penalty (including any claim or demand for withdrawal liability or partial withdrawal from any Multiemployer Pension Plan), or any material increase in the contingent liability of any Loan Party with respect to any post-retirement welfare plan benefit, or any notice that any Multiemployer Pension Plan is in reorganization, that increased contributions may be required to avoid a reduction in plan benefits or the imposition of an excise tax, that any such plan is or has been funded at a rate less than that required under Section 412 of the Code, that any such plan is or may be terminated, or that any such plan is or may become insolvent;

          (d) any cancellation or material change in any insurance maintained by any Loan Party; or

          (e) any other event (including (i) any violation of any Environmental Law or the assertion of any Environmental Claim or (ii) the enactment or effectiveness of any law, rule or regulation) which might reasonably be expected to have a Material Adverse Effect.

     10.1.6 Borrowing Base Certificates. Within 30 days of the end of each month, a Borrowing Base Certificate dated as of the end of such month executed by the Chief Financial Officer or the Controller (if such Controller is an executive officer) of the Loan Parties on behalf of the Loan Parties (provided that Agent may require the Loan Parties to deliver Borrowing Base Certificates more frequently at Agent's discretion); together with a supporting Inventory and Accounts Receivable aging report, in each case in form and substance acceptable to the Required Banks. Notwithstanding the foregoing, in the event the Loan Parties' available cash (including all cash reserves and excess borrowing availability under the Revolving Credit Commitment pursuant to the Borrowing
Base) ("Available Cash") is less than $2,500,000, such Borrowing Base Certificates will be delivered to Agent on a weekly basis within three (3) Business Days of the end of each week until such times as Available Cash exceeds $2,500,000 for four (4) consecutive weeks. In the event that the Loan Parties' Available Cash is less than $1,000,000 at any time, such Borrowing Base Certificates shall be delivered on a daily basis until such time as Agent shall require, in its sole discretion.

     10.1.7 Management Reports. Promptly upon the request of the Agent or any Bank, copies of all detailed financial and management reports submitted to any Loan Party by independent auditors in connection with each annual or interim audit made by such auditors of the books of any Loan Party.
     10.1.8 Projections. As soon as practicable, and in any event within 30 days prior to the commencement of each Fiscal Year, (a) a business plan for such Fiscal Year (in form and substance acceptable to Agent) and (b) financial projections for the Loan Parties for such Fiscal Year (including an operating budget and a cash flow budget) prepared in a manner consistent with the projections delivered by the Loan Parties to the Banks prior to the Closing Date or otherwise in a manner reasonably satisfactory to the Agent, accompanied by a certificate of the Chief Financial Officer or the Controller (if such Controller is an executive officer) of the Representative on behalf of the Loan Parties to the effect that (i) such projections were prepared by the Loan Parties in good faith, (ii) the Loan Parties have a reasonable basis for the assumptions contained in such projections and (iii) such projections have been prepared in accordance with such assumptions.

     10.1.9 Subordinated Debt Notices. Promptly from time to time, copies of any notices (including notices of default or acceleration) received from any holder or trustee of, under or with respect to any Subordinated Debt.

     10.1.10  Other  Information.   Promptly  from  time  to  time,  such  other
information concerning the Loan Parties as any Bank, the Agent or Co-Agent may reasonably request.

     10.2 Books, Records and Inspections. Keep its books and records in accordance with sound business practices sufficient to allow the preparation of financial statements in accordance with GAAP; permit any Bank, the Agent, Co-Agent or any representative thereof to inspect the properties and operations of each Loan Party; and permit at any reasonable time and with reasonable notice (or at any time without notice if an Event of Default exists), any Bank, the Agent, Co-Agent or any representative thereof to visit any or all of its offices, to discuss its financial matters with its officers and its independent auditors (and each Loan Party hereby authorizes such independent auditors to discuss such financial matters with any Bank, the Agent, Co-Agent or any representative thereof), and to examine (and, at the expense of the Loan Parties, photocopy extracts from) any of its books or other records; and permit the Agent, Co-Agent and their representatives to inspect the Inventory and other tangible assets of the Loan Parties, to perform appraisals of the equipment of each Loan Party, and to inspect, audit, check and make copies of and extracts from the books, records, computer data, computer programs, journals, orders, receipts, correspondence and other data relating to Inventory, Accounts Receivable and any other collateral. All such inspections or audits by the Agent or Co-Agent shall be at the Loan Parties' expense, provided that so long as no Event of Default or Unmatured Event of Default exists, the Agent and Co-Agent shall not conduct field audits of any Loan Party more frequently than once each Fiscal Year.

     10.3 Maintenance of Property; Insurance.

          (a) Keep, and cause each Subsidiary to keep, all property useful and necessary in the business of the Loan Parties in good working order and condition, ordinary wear and tear excepted.

          (b) Maintain with responsible insurance companies, such insurance as may be required by any law or governmental regulation or court decree or order applicable to it and such other insurance, to such extent and against such hazards and liabilities, as is customarily maintained by companies similarly situated, but which shall insure against all risks and liabilities of the type identified on Schedule 9.17 and shall have insured amounts no less than, and deductibles no higher than, those set forth on such schedule; and, upon request of the Agent or any Bank, furnish to the Agent or such Bank a certificate setting forth in reasonable detail the nature and extent of all insurance maintained by the Loan Parties. The Loan Parties shall cause each issuer of an insurance policy to provide the Agent with an endorsement (i) showing loss payable to the Agent with respect to each policy of property or casualty insurance and naming the Agent and each Bank as an additional insured with respect to each policy of insurance for liability for personal injury or property damage, (ii) providing that 30 days' notice will be given to the Agent prior to any cancellation of, material reduction or change in coverage provided by or other material modification to such policy and (iii) reasonably acceptable in all other respects to the Agent.

          (c) UNLESS THE LOAN PARTIES PROVIDE THE AGENT WITH EVIDENCE OF THE INSURANCE COVERAGE REQUIRED BY THIS AGREEMENT, THE AGENT MAY PURCHASE INSURANCE AT THE LOAN PARTIES' EXPENSE TO PROTECT THE AGENT'S AND THE BANKS' INTERESTS IN THE COLLATERAL. THIS INSURANCE MAY, BUT NEED NOT, PROTECT THE LOAN PARTIES' INTERESTS. THE COVERAGE THAT THE AGENT PURCHASES MAY NOT PAY ANY CLAIM THAT IS MADE AGAINST THE LOAN PARTIES IN CONNECTION WITH THE COLLATERAL. THE LOAN PARTIES MAY LATER CANCEL ANY INSURANCE PURCHASED BY THE AGENT, BUT ONLY AFTER PROVIDING THE AGENT WITH EVIDENCE THAT THE LOAN PARTIES HAVE OBTAINED INSURANCE AS REQUIRED BY THIS AGREEMENT. IF THE AGENT PURCHASES INSURANCE FOR THE COLLATERAL, THE LOAN PARTIES WILL BE RESPONSIBLE FOR THE COSTS OF THAT INSURANCE, INCLUDING INTEREST AND ANY OTHER CHARGES THAT MAY BE IMPOSED WITH THE PLACEMENT OF THE INSURANCE, UNTIL THE EFFECTIVE DATE OF THE CANCELLATION OR EXPIRATION OF THE INSURANCE. THE COSTS OF THE INSURANCE MAY BE ADDED TO THE PRINCIPAL AMOUNT OF THE LOANS OWING HEREUNDER. THE COSTS OF THE INSURANCE MAY BE MORE THAN THE COST OF THE INSURANCE THE LOAN PARTIES MAY BE ABLE TO OBTAIN ON THEIR OWN.

     10.4 Compliance with Laws; Payment of Taxes and Liabilities. (a) Comply in all material respects with all applicable laws, rules, regulations, decrees, orders, judgments, licenses and permits, except where failure to comply would not have a Material Adverse Effect; and (b) pay prior to delinquency, all taxes and other governmental charges against it or any of its property, as well as claims of any kind which, if unpaid, might become a Lien on any of its property; provided that the foregoing shall not require any Loan Party to pay any such tax or charge so long as it shall contest the validity thereof in good faith by appropriate proceedings and shall set aside on its books adequate reserves with respect thereto in accordance with GAAP.
     10.5 Maintenance of Existence, etc. Maintain and preserve, (a) its existence and good standing in the jurisdiction of its organization and (b) its qualification to do business and good standing in each jurisdiction where the nature of its business makes such qualification necessary (except in those instances in which the failure to be qualified or in good standing does not have a Material Adverse Effect).

     10.6 Financial Covenants.

     10.6.1 Fixed Charge Coverage Ratio. Not permit the Fixed Charge Coverage Ratio for any month to be less than the applicable ratio during the periods set forth below, as determined in accordance with GAAP:

                                              Fixed Charge
                Period                       Coverage Ratio
                ------                       --------------
     December 31, 2000 - June 30, 2001           1.05x
     July 1, 2001 - December 31, 2001            1.10x
     January 1, 2002 and thereafter              1.25x

     10.6.2 Leverage Ratio. Not permit the Leverage Ratio as of the last day of each month to exceed the applicable ratio set forth below during the periods set forth below, as determined in accordance with GAAP:

                                              Senior Debt to
                Period                         EBITDA Ratio
                ------                         ------------
     December 31, 2000 - June 30, 2001            4.0x
     July 1, 2001 - December 31, 2001             3.75x
     January 1, 2002 and thereafter               3.50x


     10.6.3 Tangible Net Worth. Not permit the Tangible Net Worth to be less than the amounts set forth below at any time for the periods set forth below:

                Period                       Tangible Net Worth
                ------                       ------------------
     Closing Date - July 31, 2000               $1,500,000
     August 1, 2000 - November 30, 2000         $2,000,000
     December 1, 2000 - December 31, 2001       $3,000,000
     January 1, 2002 and thereafter             $5,000,000


     10.6.4 EBITDA. Not permit quarterly EBITDA to be less than the applicable amount set forth below for each quarter set forth below:

       Period Ending                              EBITDA
       -------------                              ------
     March 31, 2000                                $1,500,000
     June 30, 2000                                 $3,000,000
     September 30, 2000                            $3,000,000


     10.6.5 Capital Expenditures. Not permit the aggregate amount of all Capital Expenditures made by the Loan Parties in any Fiscal Year to exceed $4,000,000.

     10.7 Limitations on Debt. Not create incur, assume or suffer to exist any Debt, except:

          (a) obligations under this Agreement and the other Loan Documents;

          (b) Debt secured by Liens permitted by Section 10.8(d), and extensions, renewals and refinancings thereof; provided that the aggregate amount of all such Debt at any time outstanding shall not exceed $1,000,000;

          (c) unsecured inter-company Debt between one or more Loan Parties;

          (d) Subordinated Debt;

          (e) Hedging Obligations incurred for bona fide hedging purposes and not for speculation;

          (f) Debt described on Schedule 10.7 and any extension, renewal or refinancing thereof so long as the principal amount thereof is not increased; and

          (g) the Debt to be Repaid (so long as such Debt is repaid on the Closing Date with the proceeds of the initial Loans hereunder).

     10.8 Liens. Not create or permit to exist any Lien on any of its real or personal properties, assets or rights of whatsoever nature (whether now owned or hereafter acquired), except:

          (a) Liens for taxes or other governmental charges not at the time delinquent or thereafter payable without penalty or being contested in good faith by appropriate proceedings and, in each case, for which it maintains adequate reserves;

          (b) Liens arising in the ordinary course of business (such as (i) Liens of carriers, warehousemen, mechanics and materialmen and other similar Liens imposed by law and (ii) Liens incurred in connection with worker's compensation, unemployment compensation and other types of social security (excluding Liens arising under ERISA) or in connection with surety bonds, bids, performance bonds and similar obligations) for sums not overdue or being contested in good faith by appropriate proceedings and not involving any deposits or advances or borrowed money or the deferred purchase price of property or services and, in each case, for which it maintains adequate reserves);

          (c) Liens described on Schedule 10.8;

          (d) subject to the limitation set forth in Section 10.7(b), (i) Liens arising in connection with Capital Leases (and attaching only to the property being leased), (ii) Liens existing on property at the time of the acquisition thereof by any Loan Party (and not created in contemplation of such acquisition) and (iii) Liens that constitute purchase money security interests on any property securing debt incurred for the purpose of financing all or any part of the cost of acquiring such property, provided that any such Lien attaches to such property within 60 days of the acquisition thereof and attaches solely to the property so acquired;

          (e) attachments, appeal bonds, judgments and other similar Liens, for sums not exceeding $100,000 arising in connection with court proceedings, provided the execution or other enforcement of such Liens is effectively stayed and the claims secured thereby are being actively contested in good faith and by appropriate proceedings;

          (f) easements, rights of way, restrictions, minor defects or irregularities in title and other similar Liens not interfering in any material respect with the ordinary conduct of the business of the Loan Parties; and

          (g) Liens arising under the Loan Documents.

     10.9 Operating Leases. Not permit the aggregate amount of all rental payments under Operating Leases made (or scheduled to be made) by the Loan Parties (on a consolidated basis) to exceed $3,000,000 in any Fiscal Year.

     10.10 Restricted Payments. Not, and not permit any Subsidiary to, (a) make any distribution or pay any dividends of any kind to any of its stockholders, except for certain distributions to (i) James R. Workman not to exceed $20,000 on a monthly basis; (ii) each of Jack D. Rutherford, Craig and Emilie Wierda and William Beckman in an aggregate amount not to exceed one percent (1%) on a monthly basis of the aggregate amount of each of the foregoing Guarantor's liability under each Guarantor's respective Guaranty; and (iii) the Elsa Prince Trust in an aggregate amount not to exceed two percent (2%) on a monthly basis of the maximum aggregate amount of the liability of the Elsa Prince Trust outstanding at the time of each distribution under its Guaranty (collectively, the "Guarantor Distributions"), which distributions (A) shall be subject to Subordination Agreements at all times in form and substance acceptable to the Agent, and (B) shall terminate upon the termination of each Guarantor's respective Guaranty, (b) purchase or redeem any of its capital stock or other equity interests or any warrants, options or other rights in respect thereof,
(c) pay any management fees or similar fees to any of its stockholders or any Affiliate thereof, (d) make any payment, redemption, defeasance or repurchase of any Subordinated Debt (except in accordance with the terms and conditions of a subordination agreement in form and substance acceptable to Agent) or (e) set aside funds for any of the foregoing. Notwithstanding the foregoing, (i) any Loan Party (other than the Company) may pay dividends or make other distributions to the Company and (ii) the Company may make quarterly dividend payments to the holders of its Preferred Stock, in accordance with the terms of that certain Certificate of Designations of Clarion Technologies, Inc. dated as of February 10, 2000 in an amount not to exceed $2,300,000 in any Fiscal Year of the Company so long as (a) no Event of Default or Unmatured Event of Default exists immediately prior to such dividend payment, and (b) no Event of Default or Unmatured Event of Default would be caused by such dividend payment and (c) the Company's Debt Service Coverage Ratio is not less than 1.25:1.0 for the quarter immediately preceding each dividend payment; provided, however, that the Company may make the quarterly dividend payment on the Preferred Stock thru April 1, 2000 regardless of the level of the Company's Debt Service Coverage Ratio provided (a) no Event of Default or Unmatured Event of Default exists immediately prior to such dividend payment, and (b) no Event of Default or Unmatured Event of Default would be caused by such dividend payment.

     10.11 Mergers, Consolidations, Sales. Not be a party to any merger or consolidation, or purchase or otherwise acquire all or substantially all of the assets or any stock of any class of, or any partnership or joint venture interest in, any other Person, or, except in the ordinary course of its business, sell, transfer, convey or lease all or any substantial part of its assets, or sell or assign with or without recourse any receivables, except for
(a) any such merger, consolidation, sale, transfer, conveyance, lease or assignment of or by any Loan Party (other than the Company) into another Loan Party; (b) any such purchase or other acquisition by any Loan Party of the assets or stock of any other Loan Party (other than the Company); and (c) sales and dispositions of assets for at least fair market value (as determined by the Board of Directors of the Loan Party) so long as the net book value of all assets sold or otherwise disposed of in any Fiscal Year does not exceed $1,000,000.

     10.12 Modification of Organizational Documents. Not permit the Certificate or Articles of Incorporation, By-Laws, Operating Agreement or other organizational documents of any Loan Party to be amended or modified in any way which is expected to materially adversely affect the interests of the Banks.

     10.13 Use of Proceeds. Use the proceeds of the Loans, and the Letters of Credit, solely to finance the Purchase, for working capital, for Capital Expenditures and for other general corporate purposes; and not use or permit any proceeds of any Loan to be used, either directly or indirectly, for the purpose, whether immediate, incidental or ultimate, of "purchasing or carrying" any Margin Stock.

     10.14 Further Assurances. Take such actions as are necessary or as the Agent or the Required Banks may reasonably request from time to time (including the execution and delivery of guaranties, security agreements, pledge agreements, mortgages, deeds of trust, financing statements and other documents, the filing or recording of any of the foregoing, and the delivery of stock certificates and other collateral with respect to which perfection is obtained by possession) to ensure that the obligations of the Loan Parties hereunder and under the other Loan Documents are secured by substantially all of the assets of the Loan Parties (including, promptly upon the acquisition or creation thereof, any Subsidiary of any Loan Party acquired or created after the date hereof) .

     10.15 Transactions with Affiliates. Not enter into, or cause, suffer or permit to exist any transaction, arrangement or contract with any of its other Affiliates (other than the Loan Parties) which is on terms which are less favorable than are obtainable from any Person which is not one of its Affiliates.

     10.16 Employee Benefit Plans. Maintain each Pension Plan in substantial compliance with all applicable requirements of law and regulations.

     10.17  Environmental  Matters.

          (a) If any Release or Disposal of Hazardous Substances shall occur or shall have occurred on any real property or any other assets of any Loan Party, such Loan Party shall, or shall cause the applicable Subsidiary to, cause the prompt containment and removal of such Hazardous Substances and the remediation of such real property or other assets as necessary to comply with all Environmental Laws and to preserve the value of such real property or other assets. Without limiting the generality of the foregoing, each Loan Party shall, and shall cause each Subsidiary to, comply with any valid Federal or state judicial or administrative order requiring the performance at any real property of each Loan Party or any Subsidiary of activities in response to the Release or threatened Release of a Hazardous Substance.

          (b) To the extent that the transportation of "hazardous waste" as defined by RCRA is permitted by this Agreement, the Loan Parties shall, and shall cause their Subsidiaries to, dispose of such hazardous waste only at licensed disposal facilities operating in compliance with Environmental Laws.

     10.18 Unconditional Purchase Obligations. Not enter into or be a party to any contract for the purchase of materials, supplies or other property or services if such contract requires that payment be made by it regardless of whether delivery is ever made of such materials, supplies or other property or services.

     10.19 Inconsistent Agreements. Not enter into any agreement containing any provision which would (a) be violated or breached by any borrowing by any Loan Party hereunder or by the performance by any Loan Party or any Subsidiary of any of its obligations hereunder or under any other Loan Document, (b) prohibit any Loan Party or any Subsidiary from granting to the Agent, for the benefit of the Banks, a Lien on any of its assets or (c) create or permit to exist or become effective any encumbrance or restriction on the ability of any Loan Party or Subsidiary to (i) pay dividends or make other distributions to the Company or any other applicable Subsidiary, or pay any Debt owed to any Loan Party or any other Subsidiary (other than as set forth in this Agreement), (ii) make loans or advances to any Loan Party or (iii) transfer any of its assets or properties to the Company.

     10.20 Business Activities. Not, and not permit any Subsidiary to, engage in any line of business other than the businesses engaged in on the date hereof and businesses reasonably related thereto.

     10.21 Investments. Not make or permit to exist any Investment in any other Person, except (without duplication) the following:

          (a) contributions by the Company to the capital of any of its Subsidiaries, or by any such Subsidiary to the capital of any of its Subsidiaries;

          (b) in the ordinary course of business, Investments by the Company in any Subsidiary or by any Subsidiary in the Company, by way of intercompany loans, advances or guaranties, all to the extent permitted by Section 10.7;

          (c) Suretyship Liabilities permitted by Section 10.7;

          (d) Cash Equivalent Investments;

          (e) bank deposits in with any bank other than Agent or Co-Agent;

          (f) Investments in securities of account debtors received pursuant to any plan of reorganization or similar arrangement upon the bankruptcy or insolvency of such account debtors.

provided that (x) any Investment which when made complies with the requirements of the definition of the term "Cash Equivalent Investment" may continue to be held notwithstanding that such Investment if made thereafter would not comply with such requirements; (y) no Investment otherwise permitted by clause (b) or
(c), shall be permitted to be made if, immediately before or after giving effect thereto, any Event of Default or Unmatured Event of Default exists.

     10.22 Restriction of Amendments to Certain Documents. Not amend or otherwise modify, or waive any rights under, (i) any document, instrument or agreement evidencing or executed in connection with any Subordinated Debt or
(ii) any terms of the Preferred Stock if, in any case, such amendment, modification or waiver could be adverse to the interests of the Banks.

     10.23 Fiscal Year. Not change its Fiscal Year.

     10.24 Cancellation of Debt. Not cancel any claim or debt owing to it, except for reasonable consideration or in the ordinary course of business.

     10.25 Minimum Hedging Obligation. Hedge at least $20,000,000 of the principal amount of the Loans then outstanding at all times pursuant to Hedging Agreements in form and substance acceptable to the Agent, provided such Hedging Agreements are executed within sixty (60) days of the Closing Date.


SECTION 11        EFFECTIVENESS; CONDITIONS OF LENDING, ETC.

     The obligation of each Bank to make its Loans and of the Issuing Bank to issue Letters of Credit is subject to the following conditions precedent:

     11.1 Initial Credit Extension. The obligation of the Banks to make the initial Loans and the obligation of the Issuing Bank to issue its initial Letter of Credit (whichever first occurs) is, in addition to the conditions precedent specified in Section 11.2, subject to the conditions precedent that (1) all Debt to be Repaid has been (or concurrently with the initial borrowing will be) paid in full, and that all agreements and instruments governing the Debt to be Repaid and that all Liens securing such Debt to be Repaid have been (or concurrently with the initial borrowing will be) terminated and (2) the Agent shall have received (a) evidence, reasonably satisfactory to the Agent, that the Loan Parties have completed, or concurrently with the initial credit extension hereunder will complete, the Purchase in accordance with the terms of the Purchase Agreement (without any amendment thereto or waiver thereunder unless consented to by the Required Banks); and (b) all of the following, each duly executed and dated the Closing Date (or such earlier date as shall be satisfactory to the Agent), in form and substance satisfactory to the Agent (and the date on which all such conditions precedent have been satisfied or waived in writing by the Agent and the Required Banks is called the "Closing Date"):

     11.1.1 Notes. Executed originals of each of the Notes.

     11.1.2 Resolutions. Certified copies of resolutions of the Board of Directors of the Loan Parties authorizing the execution, delivery and performance by each Loan Party of this Agreement, the Notes and the other Loan Documents to which each Loan Party is a party; and certified copies of resolutions of the Board of Directors of each other Loan Party authorizing the execution, delivery and performance by such Loan Party of each Loan Document to which such entity is a party.

     11.1.3 Consents, etc. Certified copies of all documents evidencing any necessary corporate or limited liability company action, consents and governmental approvals (if any) required for the execution, delivery and performance by each Loan Party of the documents referred to in this Section 11.

     11.1.4 Incumbency and Signature Certificates. A certificate of the Secretary or an Assistant Secretary (or other appropriate representative) of each Loan Party certifying the names of the officer or officers of such entity authorized to sign the Loan Documents to which such entity is a party, together with a sample of the true signature of each such officer (it being understood that the Agent and each Bank may conclusively rely on each such certificate until formally advised by a like certificate of any changes therein).

     11.1.5 Guaranty and Supporting Letter of Credit. A counterpart of the Guaranty executed by (i) James R. Workman in the amount of $3,000,000; (ii) Jack
D. Rutherford in the amount of $1,000,000; (iii) William Beckman in the amount of $1,000,000; (iv) Craig and Emilie Wierda in the amount of $1,000,000; and (v) The Elsa Prince Trust in the amount of $6,000,000, together with a letter of credit (in form and substance acceptable to Agent) which secures each Guarantor's obligations under each Guaranty (other than the Elsa Prince Trust).

     11.1.6 Pledge of Certificate of Deposit. A Pledge Agreement in favor of Agent with respect to the $6,000,000 Certificate of Deposit held at LaSalle in the name of the Elsa Prince Trust.

     11.1.7 Security Agreement. A counterpart of the Security Agreement executed by each Loan Party.

     11.1.8 Pledge Agreement. Pledge Agreement executed by the Company pledging 100% of the capital stock of each Subsidiary, together with all items required to be delivered in connection therewith.
     11.1.9 Real Estate Documents. With respect to each parcel of real property owned by each Loan Party as set forth on Schedule 11.1.9 (other than 201 Lovejoy Street, South Haven, Michigan), a duly executed Mortgage providing for a fully perfected Lien, in favor of the Agent, in all right, title and interest of each Loan Party in such real property, together with:

          (a) an ALTA Loan Title Insurance Policy, issued by an insurer acceptable to the Agent, insuring the Agent's Lien on such real property and containing such endorsements as the Agent may reasonably require (it being understood that the amount of coverage, exceptions to coverage and status of title set forth in such policy shall be acceptable to the Agent);

          (b) copies of all documents of record concerning such real property as shown on the commitment for the ALTA Loan Title Insurance Policy referred to above;

          (c) original or certified copies of all insurance policies required to be maintained with respect to such real property by this Agreement, the applicable Mortgage or any other Loan Document;

          (d) an ALTA survey certified to the Agent meeting such standards as the Agent may reasonably establish and otherwise reasonably satisfactory to the Agent;

          (e) a flood insurance policy concerning such real property, reasonably satisfactory to the Agent, if required by the Flood Disaster Protection Act of 1973; and

          (f) an appraisal, satisfactory to the Agent, prepared by an independent appraiser engaged directly by the Agent or Co-Agent, of such parcel of real property or interest in real property, in form and substance acceptable to Agent.

     Additionally, in the case of any leased real property, a consent, in form and substance satisfactory to the Agent, from the owner waiving any landlord's Lien in respect of personal property kept at the premises subject to such lease.

     11.1.10 Purchase Agreement Assignment. A Purchase Agreement Assignment executed by the Loan Parties and each of the Selling Shareholders.

     11.1.11 Subordination Agreements. Subordination Agreement executed by (i) Drake Products and the Selling Shareholders with respect to the Seller Notes and
(ii) the Guarantors with respect to the Guarantor Distributions.

     11.1.12 Opinions of Counsel. (a) The opinions of (1) Loan Parties' counsel and (2) local counsel with respect to each jurisdiction where each parcel of real property subject to each Mortgage is located, and (b) all opinions delivered in connection with the closing of the Purchase Agreement (which opinions shall state, or be accompanied by letters which state, that the Agent, Co-Agent and the Banks may rely thereon).

     11.1.13 Insurance. Evidence satisfactory to the Agent of the existence of insurance required to be maintained pursuant to Section 10.3(b), together with evidence that the Agent has been named as a lender's loss payee and an additional insured on all related insurance policies.

     11.1.14 Copies of Purchase Documents. Copies, certified by the Secretary of the Company of a true and correct copy of the Purchase Agreement.

     11.1.15 Payment of Fees. Evidence of payment by the Loan Parties of all accrued and unpaid fees, costs and expenses to the extent then due and payable on the Closing Date, together with all Attorney Costs of the Agent and Co-Agent to the extent invoiced prior to the Closing Date, plus such additional amounts of Attorney Costs as shall constitute the Agent's and Co-Agent's reasonable estimate of Attorney Costs incurred or to be incurred by the Agent and Co-Agent through the closing proceedings (provided that such estimate shall not thereafter preclude final settling of accounts between the Loan Parties and the Agent and Co-Agent).

     11.1.16 Solvency Certificate. A solvency certificate executed by the Chief Financial Officer of the Loan Parties.

     11.1.17 Pro Forma. A consolidated pro forma balance sheet of the Loan Parties as at the Closing Date, adjusted to give effect to the consummation of the Purchase and the financings contemplated hereby as if such transactions had occurred on such date, consistent in all material respects with the sources and uses of cash as previously described to the Banks and the forecasts previously provided to the Banks.

     11.1.18 Search Results; Lien Terminations. Certified copies of Uniform Commercial Code Requests for Information or Copies (Form UCC-11), or a similar search report certified by a party acceptable to the Agent, dated a date reasonably near to the Closing Date, listing all effective financing statements which name the Loan Parties (under their present names and any previous names) as debtors and which are filed in the jurisdictions in which filings are to be made pursuant to the Collateral Documents, together with (i) copies of such financing statements, (ii) executed copies of proper Uniform Commercial Code Form UCC-3 termination statements, if any, necessary to release all Liens and other rights of any Person in any collateral described in the Collateral Documents previously granted by any Person (other than Liens permitted by
Section 10.8) and (iii) such other Uniform Commercial Code Form UCC-3 termination statements as the Agent may reasonably request.

     11.1.19 Filings, Registrations and Recordings. The Agent shall have received each document (including Uniform Commercial Code financing statements) required by the Collateral Documents or under law or reasonably requested by the Agent to be filed, registered or recorded in order to create in favor of the Agent, for the benefit of the Banks, a perfected Lien on the collateral described therein, prior and superior to any other Person, in proper form for filing, registration or recording.

     11.1.20 Closing Certificate. A certificate signed by an executive officer of each Loan Party dated as of the Closing Date, affirming the matters set forth in Section 11.2.1 as of the Closing Date.

     11.1.21 Borrowing Base Certificate. A Borrowing Base Certificate dated as of the Closing Date showing Available Cash of no less than $2,500,000.

     11.1.22 Purchase Certificate, Consents and Permits. A certificate executed by an executive officer of the Company on behalf of the Loan Parties certifying the occurrence of the closing of the Purchase and that such closing has been consummated in accordance with the terms of the Purchase Agreement without waiver of any material condition thereof; together with evidence satisfactory to the Agent that (i) all necessary governmental, regulatory, creditor, shareholder, partner and other material consents, approvals and exemptions required to be obtained by the Loan Parties in connection with the Purchase have been duly obtained and are in full force and effect and (ii) all material permits necessary for the operation of the acquired business have been obtained.

     11.1.23 Other. Such other documents as the Agent, Co-Agent or any Bank may reasonably request.

     11.2 Conditions. The obligation (a) of each Bank to make each Loan and (b) of the Issuing Bank to issue each Letter of Credit is subject to the following further conditions precedent that:

     11.2.1 Compliance with Warranties, No Default, etc. Both before and after giving effect to any borrowing and the issuance of any Letter of Credit, the following statements shall be true and correct:

          (a) the representations and warranties of each Loan Party set forth in this Agreement and the other Loan Documents shall be true and correct in all material respects with the same effect as if then made (except to the extent stated to relate to a specific earlier date, in which case such representations and warranties shall be true and correct as of such earlier date); and

          (b) no Event of Default or Unmatured Event of Default shall have then occurred and be continuing.

     11.2.2 Confirmatory Certificate. If requested by the Agent, Co-Agent or any Bank, the Agent shall have received (in sufficient counterparts to provide one to each Bank) a certificate dated the date of such requested Loan or Letter of Credit and signed by a duly authorized representative of the Representative as to the matters set out in Section 11.2.1 (it being understood that each request by the Representative for the making of a Loan or the issuance of a Letter of Credit shall be deemed to constitute a warranty by the Loan Parties that the conditions precedent set forth in Section 11.2.1 will be satisfied at the time of the making of such Loan or the issuance of such Letter of Credit), together with such other documents as the Agent, Co-Agent or any Bank may reasonably request in support thereof.


SECTION 12        EVENTS OF DEFAULT AND THEIR EFFECT.

     12.1 Events of Default. Each of the following shall constitute an Event of Default under this Agreement:

     12.1.1 Non-Payment of the Loans, etc. Default in the payment when due of the principal of any Loan; or default, and continuance thereof for five days, in the payment when due of any interest, fee, reimbursement obligation with respect to any Letter of Credit or other amount payable by the Loan Parties hereunder or under any other Loan Document.

     12.1.2 Non-Payment of Other Debt. Any default shall occur under the terms applicable to any Debt of the Loan Parties or any Subsidiary in an aggregate amount (for all such Debt so affected) exceeding $50,000 and such default shall
(a) consist of the failure to pay such Debt when due, whether by acceleration or otherwise, or (b) accelerate the maturity of such Debt or permit the holder or holders thereof, or any trustee or agent for such holder or holders, to cause such Debt to become due and payable (or require the Loan Parties or any Subsidiary to purchase or redeem such Debt) prior to its expressed maturity.

     12.1.3 Other Material Obligations. Default in the payment when due, or in the performance or observance of, any material obligation of, or condition agreed to by, the Loan Parties or any Subsidiary with respect to any material purchase or lease of goods or services where such default, singly or in the aggregate with all other such defaults, has a Material Adverse Effect.

     12.1.4 Bankruptcy, Insolvency, etc. Any Loan Party or any Guarantor becomes insolvent or generally fails to pay, or admits in writing its inability or refusal to pay, debts as they become due; or any Loan Party or any Guarantor applies for, consents to, or acquiesces in the appointment of a trustee, receiver or other custodian for any Loan Party or any Guarantor or any property thereof, or makes a general assignment for the benefit of creditors; or, in the absence of such application, consent or acquiescence, a trustee, receiver or other custodian is appointed for any Loan Party or any Guarantor or for a substantial part of the property of any thereof and is not discharged within sixty (60) days; or any bankruptcy, reorganization, debt arrangement, or other case or proceeding under any bankruptcy or insolvency law, or any dissolution or liquidation proceeding, is commenced in respect of any Loan Party or any Guarantor, and if such case or proceeding is not commenced by the Loan Parties or any Guarantor, it is consented to or acquiesced in by any Loan Party or any Guarantor, or remains for forty-five (45) days undismissed; or any Loan Party or any Guarantor takes any action to authorize, or in furtherance of, any of the foregoing.

     12.1.5 Non-Compliance with Loan Documents. (a) Failure by any Loan Party to comply with or to perform any covenant set forth in Sections 10.1.5(a), 10.5 through 10.15, and 10.20 through 10.22; or (b) failure by any Loan Party to comply with or to perform any other provision of this Agreement or any other Loan Document (and not constituting an Event of Default under any other provision of this Section 12) and continuance of such failure described in this clause (b) for fifteen (15) days.

     12.1.6 Warranties. Any warranty made by any Loan Party herein or any other Loan Document is breached or is false or misleading in any material respect, or any schedule, certificate, financial statement, report, notice or other writing furnished by any Loan Party to the Agent, Co- Agent or any Bank in connection herewith is false or misleading in any material respect on the date as of which the facts therein set forth are stated or certified.

     12.1.7 Pension Plans. (i) Institution of any steps by any Loan Party or any other Person to terminate a Pension Plan if as a result of such termination any Loan Party could be required to make a contribution to such Pension Plan, or could incur a liability or obligation to such Pension Plan, in excess of $500,000; (ii) a contribution failure occurs with respect to any Pension Plan sufficient to give rise to a Lien under Section 302(f) of ERISA; or (iii) there shall occur any withdrawal or partial withdrawal from a Multiemployer Pension Plan and the withdrawal liability (without unaccrued interest) to Multiemployer Pension Plans as a result of such withdrawal (including any outstanding withdrawal liability that any Loan Party and the Controlled Group have incurred on the date of such withdrawal) exceeds $500,000.

     12.1.8 Judgments. Final judgments which exceed an aggregate of $250,000 shall be rendered against any Loan Party and shall not have been paid, discharged or vacated or had execution thereof stayed pending appeal within 30 days after entry or filing of such judgments.

     12.1.9 Invalidity of Guaranty, etc. Any Guaranty shall cease to be in full force and effect with respect to any Guarantor; or any Guarantor (or any Person by, through or on behalf of such Guarantor) shall contest in any manner the validity, binding nature or enforceability of any Guaranty with respect to such Guarantor.

     12.1.10 Invalidity of Collateral Documents, etc. Any Collateral Document shall cease to be in full force and effect; or any Loan Party (or any Person by, through or on behalf of any Loan Party or any Subsidiary) shall contest in any manner the validity, binding nature or enforceability of any Collateral Document.

     12.1.11 Invalidity of Subordination Provisions, etc. Any subordination provision in any document or instrument governing Subordinated Debt, shall cease to be in full force and effect, or any Loan Party or any other Person (including the holder of any applicable Subordinated Debt) shall contest in any manner the validity, binding nature or enforceability of any such provision.

     12.1.12 Change of Control. (a) Any Person or group of Persons (within the meaning of Section 13 or 14 of the Securities Exchange Act of 1934, but excluding any Specified Person (as defined below)) shall acquire beneficial ownership (within the meaning of Rule 13d-3 promulgated under such Act) of more than 20% (or, if greater, the percentage owned by the Specified Persons of the outstanding securities (on a fully diluted basis and taking into account any securities or contract rights exercisable, exchangeable or convertible into equity securities) of the Company having voting rights in the election of directors under normal circumstances; or (b) a period of 30 consecutive days shall have elapsed during which any two of the individuals named in Schedule
12.1.12 shall have ceased to hold executive offices with the Company at least equal in seniority and responsibility to such individual's present office[s], as set out in such Schedule 12.1.12, excluding any such individual who has been replaced by another individual or individuals reasonably satisfactory to the Required Banks (it being understood that any such replacement individual shall be deemed added to Schedule 12.1.12 on the date of approval thereof by the Required Banks). For purposes hereof, "Specified Person" means Emilie Wierda, Craig Wierda, Elsa Prince, Bryan Cressey, Terry Graunke, Troy Wiseman and Jack Rutherford.

     12.1.13 Material Adverse Effect. The occurrence of any event having a Material Adverse Effect.

     12.2  Effect of Event of  Default.  If any Event of  Default  described  in
Section 12.1.4 shall occur, the Commitments (if they have not theretofore terminated) shall immediately terminate and the Loans and all other obligations hereunder shall become immediately due and payable and the Loan Parties shall become immediately obligated to Cash Collateralize all Letters of Credit, all without presentment, demand, protest or notice of any kind; and, if any other Event of Default shall occur and be continuing, the Agent (upon written request of the Required Banks) shall declare the Commitments (if they have not theretofore terminated) to be terminated and/or declare all Loans and all other obligations hereunder to be due and payable and/or demand that the Loan Parties immediately Cash Collateralize all Letters of Credit, whereupon the Commitments (if they have not theretofore terminated) shall immediately terminate and/or all Loans and all other obligations hereunder shall become immediately due and payable and/or the Loan Parties shall immediately become obligated to Cash Collateralize all Letters of Credit, all without presentment, demand, protest or notice of any kind. The Agent shall promptly advise the Representative of any such declaration, but failure to do so shall not impair the effect of such declaration. Notwithstanding the foregoing, the effect as an Event of Default of any event described in Section 12.1.1 or Section 12.1.4 may be waived by the written concurrence of all of the Banks, and the effect as an Event of Default of any other event described in this Section 12 may be waived by the written concurrence of the Required Banks. Any cash collateral delivered hereunder shall be held by the Agent (without liability for interest thereon) and applied to obligations arising in connection with any drawing under a Letter of Credit. After the expiration or termination of all Letters of Credit, such cash collateral shall be applied by the Agent to any remaining obligations hereunder and any excess shall be delivered to the Loan Parties or as a court of competent jurisdiction may elect.


SECTION 13        THE AGENT.

     13.1 Appointment and Authorization.

          (a) Each Bank hereby irrevocably (subject to Section 13.9) appoints, designates and authorizes the Agent to take such action on its behalf under the provisions of this Agreement and each other Loan Document and to exercise such powers and perform such duties as are expressly delegated to it by the terms of this Agreement or any other Loan Document, together with such powers as are reasonably incidental thereto. Notwithstanding any provision to the contrary contained elsewhere in this Agreement or in any other Loan Document, the Agent shall not have any duty or responsibility except those expressly set forth herein, nor shall the Agent have or be deemed to have any fiduciary relationship with any Bank, and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into this Agreement or any other Loan Document or otherwise exist against the Agent. The Co-Agent shall have no duties or liabilities in acting in such capacity hereunder.

          (b) The Issuing Bank shall act on behalf of the Banks with respect to any Letters of Credit issued by it and the documents associated therewith. The Issuing Bank shall have all of the benefits and immunities (i) provided to the Agent in this Section 13 with respect to any acts taken or omissions suffered by the Issuing Bank in connection with Letters of Credit issued by it or proposed to be issued by it and the applications and agreements for letters of credit pertaining to such Letters of Credit as fully as if the term "Agent", as used in this Section 13, included the Issuing Bank with respect to such acts or omissions and (ii) as additionally provided in this Agreement with respect to the Issuing Bank.

     13.2 Delegation of Duties. The Agent may execute any of its duties under this Agreement or any other Loan Document by or through agents, employees or attorneys-in-fact and shall be entitled to advice of counsel concerning all matters pertaining to such duties. The Agent shall not be responsible for the negligence or misconduct of any agent or attorney-in-fact that it selects with reasonable care.

     13.3 Liability of Agent. None of the Agent nor any of its directors, officers, employees or agents shall (i) be liable for any action taken or omitted to be taken by any of them under or in connection with this Agreement or any other Loan Document or the transactions contemplated hereby (except for its own gross negligence or willful misconduct), or (ii) be responsible in any manner to any of the Banks for any recital, statement, representation or warranty made by any Loan Party, or any officer thereof, contained in this Agreement or in any other Loan Document, or in any certificate, report, statement or other document referred to or provided for in, or received by the Agent under or in connection with, this Agreement or any other Loan Document, or the validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement or any other Loan Document, or for any failure of any Loan Party or any other party to any Loan Document to perform its obligations hereunder or thereunder. The Agent shall not be under any obligation to any Bank to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, this Agreement or any other Loan Document, or to inspect the properties, books or records of each Loan Party or any of the Loan Parties' Subsidiaries or Affiliates.

     13.4 Reliance by Agent. The Agent shall be entitled to rely, and shall be fully protected in relying, upon any writing, resolution, notice, consent, certificate, affidavit, letter, telegram, facsimile, telex or telephone message, statement or other document or conversation believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons, and upon advice and statements of legal counsel (including counsel to the Loan Parties), independent accountants and other experts selected by the Agent. The Agent shall be fully justified in failing or refusing to take any action under this Agreement or any other Loan Document unless it shall first receive such advice or concurrence of the Required Banks as it deems appropriate and, if it so requests, confirmation from the Banks of their obligation to indemnify the Agent against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action. The Agent shall in all cases be fully protected in acting, or in refraining from acting, under this Agreement or any other Loan Document in accordance with a request or consent of the Required Banks and such request and any action taken or failure to act pursuant thereto shall be binding upon all of the Banks.

     13.5 Notice of Default. The Agent shall not be deemed to have knowledge or notice of the occurrence of any Event of Default or Unmatured Event of Default except with respect to defaults in the payment of principal, interest and fees required to be paid to the Agent for the account of the Banks, unless the Agent shall have received written notice from a Bank or the Loan Parties referring to this Agreement, describing such Event of Default or Unmatured Event of Default and stating that such notice is a "notice of default". The Agent will notify the Banks of its receipt of any such notice. The Agent shall take such action with respect to such Event of Default or Unmatured Event of Default as may be requested by the Required Banks in accordance with Section 12; provided that unless and until the Agent has received any such request, the Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Event of Default or Unmatured Event of Default as it shall deem advisable or in the best interest of the Banks.

     13.6 Credit Decision. Each Bank acknowledges that the Agent has not made any representation or warranty to it, and that no act by the Agent hereafter taken, including any review of the affairs of any Loan Party, shall be deemed to constitute any representation or warranty by the Agent to any Bank. Each Bank represents to the Agent that it has, independently and without reliance upon the Agent and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the business, prospects, operations, property, financial and other condition and creditworthiness of each Loan Party, and made its own decision to enter into this Agreement and to extend credit to the Loan Parties hereunder. Each Bank also represents that it will, independently and without reliance upon the Agent and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, appraisals and decisions in taking or not taking action under this Agreement and the other Loan Documents, and to make such investigations as it deems necessary to inform itself as to the business, prospects, operations, property, financial and other condition and creditworthiness of each Loan Party. Except for notices, reports and other documents expressly herein required to be furnished to the Banks by the Agent, the Agent shall not have any duty or responsibility to provide any Bank with any credit or other information concerning the business, prospects, operations, property, financial or other condition or creditworthiness of each Loan Party which may come into the possession of the Agent.

     13.7 Indemnification. Whether or not the transactions contemplated hereby are consummated, the Banks shall indemnify upon demand the Agent and its directors, officers, employees and agents (to the extent not reimbursed by or on behalf of the Loan Parties and without limiting the obligation of any Loan Party to do so), pro rata, from and against any and all Indemnified Liabilities; provided that no Bank shall be liable for any payment to any such Person of any portion of the Indemnified Liabilities resulting from such Person's gross negligence or willful misconduct. Without limitation of the foregoing, each Bank shall reimburse the Agent upon demand for its ratable share of any costs or out-of-pocket expenses (including Attorney Costs) incurred by the Agent in connection with the preparation, execution, delivery, administration, modification, amendment or enforcement (whether through negotiations, legal proceedings or otherwise) of, or legal advice in respect of rights or responsibilities under, this Agreement, any other Loan Document, or any document contemplated by or referred to herein, to the extent that the Agent is not reimbursed for such expenses by or on behalf of the Loan Parties. The undertaking in this Section shall survive repayment of the Loans, cancellation of the Notes, expiration or termination of the Letters of Credit, any foreclosure under, or modification, release or discharge of, any or all of the Collateral Documents, termination of this Agreement and the resignation or replacement of the Agent.

     13.8 Agent in Individual Capacity. LaSalle and its Affiliates may make loans to, issue letters of credit for the account of, accept deposits from, acquire equity interests in and generally engage in any kind of banking, trust, financial advisory, underwriting or other business with each Loan Party and its Subsidiaries and Affiliates as though LaSalle were not the Agent or the Issuing Bank hereunder and without notice to or consent of the Banks. The Banks acknowledge that, pursuant to such activities, LaSalle or its Affiliates may receive information regarding the Loan Parties or its Affiliates (including information that may be subject to confidentiality obligations in favor of the Loan Parties or such Affiliate) and acknowledge that the Agent shall be under no obligation to provide such information to them. With respect to their Loans (if any), LaSalle and its Affiliates shall have the same rights and powers under this Agreement as any other Bank and may exercise the same as though LaSalle were not the Agent and the Issuing Bank, and the terms "Bank" and "Banks" include LaSalle and its Affiliates, to the extent applicable, in their individual capacities.

     13.9 Successor Agent. The Agent may resign as Agent upon 30 days' notice to the Banks. If the Agent resigns under this Agreement, the Co-Agent shall assume the role as successor Agent. To the extent Co-Agent declines such role, the Required Banks shall, with (so long as no Event of Default exists) the consent of the Loan Parties (which shall not be unreasonably withheld or delayed), appoint from among the Banks a successor agent for the Banks. If Co-Agent declines to act as successor Agent and no successor agent is appointed prior to the effective date of the resignation of the Agent, the Agent may appoint, after consulting with the Banks and the Loan Parties, a successor agent from among the Banks. Upon the acceptance of its appointment as successor agent hereunder, such successor agent shall succeed to all the rights, powers and duties of the retiring Agent and the term "Agent" shall mean such successor agent, and the retiring Agent's appointment, powers and duties as Agent shall be terminated. After any retiring Agent's resignation hereunder as Agent, the provisions of this Section 13 and Sections 14.6 and 14.13 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under this Agreement. If no successor agent has accepted appointment as Agent by the date which is 30 days following a retiring Agent's notice of resignation, the retiring Agent's resignation shall nevertheless thereupon become effective and the Banks shall perform all of the duties of the Agent hereunder until such time, if any, as the Required Banks appoint a successor agent as provided for above.

     13.10 Collateral Matters. The Banks irrevocably authorize the Agent, at its option and in its discretion, (a) to release any Lien granted to or held by the Agent under any Collateral Document (i) upon termination of the Commitments and payment in full of all Loans and all other obligations of the Loan Parties hereunder and the expiration or termination of all Letters of Credit; (ii) constituting property sold or to be sold or disposed of as part of or in connection with any disposition permitted hereunder; or (iii) subject to Section 14.1, if approved, authorized or ratified in writing by the Required Banks; or
(b) to subordinate its interest in any collateral to any holder of a Lien on such collateral which is permitted by clause (d)(i) or (d)(iii) of Section 10.8 (it being understood that the Agent may conclusively rely on a certificate from the Representative in determining whether the Debt secured by any such Lien is permitted by Section 10.7(b)). Upon request by the Agent at any time, the Banks will confirm in writing the Agent's authority to release, or subordinate its interest in, particular types or items of collateral pursuant to this Section 13.10.


SECTION 14        GENERAL.

     14.1 Waiver; Amendments. No delay on the part of the Agent or any Bank in the exercise of any right, power or remedy shall operate as a waiver thereof, nor shall any single or partial exercise by any of them of any right, power or remedy preclude other or further exercise thereof, or the exercise of any other right, power or remedy. No amendment, modification or waiver of, or consent with respect to, any provision of this Agreement or the Notes shall in any event be effective unless the same shall be in writing and signed and delivered by Banks having an aggregate Pro Rata Share of not less than the aggregate Pro Rata Share expressly designated herein with respect thereto or, in the absence of such designation as to any provision of this Agreement or the Notes, by the Required Banks, and then any such amendment, modification, waiver or consent shall be effective only in the specific instance and for the specific purpose for which given. No amendment, modification, waiver or consent shall change the Pro Rata Share of any Bank without the consent of such Bank. No amendment, modification, waiver or consent shall (i) increase the Revolving Commitment Amount, (ii) extend the date for payment of any principal of or interest on the Loans or any fees payable hereunder, (iii) reduce the principal amount of any Loan, the rate of interest thereon or any fees payable hereunder, (iv) release any Guaranty or all or any substantial part of the collateral granted under the Collateral Documents or (v) reduce the aggregate Pro Rata Share required to effect an amendment, modification, waiver or consent without, in each case, the consent of all Banks. No provision of Section 13 or other provision of this Agreement affecting the Agent in its capacity as such shall be amended, modified or waived without the consent of Agent. No provision of this Agreement relating to the rights or duties of the Issuing Bank in its capacity as such shall be amended, modified or waived without the consent of the Issuing Bank.

     14.2 Confirmations. The Loan Parties and each holder of a Note agree from time to time, upon written request received by it from the other, to confirm to the other in writing (with a copy of each such confirmation to the Agent) the aggregate unpaid principal amount of the Loans then outstanding under such Note.

     14.3 Notices. Except as otherwise provided in Sections 2.2.2 and 2.2.3, all notices hereunder shall be in writing (including facsimile transmission) and shall be sent to the applicable party at its address shown on Schedule 14.3 or at such other address as such party may, by written notice received by the other parties, have designated as its address for such purpose. Notices sent by facsimile transmission shall be deemed to have been given when sent; notices sent by mail shall be deemed to have been given three Business Days after the date when sent by registered or certified mail, postage prepaid; and notices sent by hand delivery or overnight courier service shall be deemed to have been given when received. For purposes of Sections 2.2.2 and 2.2.3, the Agent shall be entitled to rely on telephonic instructions from any person that the Agent in good faith believes is an authorized officer or employee of the Representative, and the Loan Parties shall hold the Agent and each other Bank harmless from any loss, cost or expense resulting from any such reliance.

     14.4 Computations. Where the character or amount of any asset or liability or item of income or expense is required to be determined, or any consolidation or other accounting computation is required to be made, for the purpose of this Agreement, such determination or calculation shall, to the extent applicable and except as otherwise specified in this Agreement, be made in accordance with GAAP, consistently applied; provided that if the Representative notifies the Agent that the Representative wishes to amend any covenant in Section 10 to eliminate or to take into account the effect of any change in GAAP on the operation of such covenant (or if the Agent notifies the Representative that the Required Banks wish to amend Section 10 for such purpose), then the Loan Parties' compliance with such covenant shall be determined on the basis of GAAP in effect immediately before the relevant change in GAAP became effective, until either such notice is withdrawn or such covenant is amended in a manner satisfactory to the Loan Parties and the Required Banks.

     14.5 Regulation U. Each Bank represents that it in good faith is not relying, either directly or indirectly, upon any Margin Stock as collateral security for the extension or maintenance by it of any credit provided for in this Agreement.

     14.6 Costs, Expenses and Taxes. The Loan Parties agree to pay on demand all reasonable out-of-pocket costs and expenses of the Agent and Co-Agent (including Attorney Costs) in connection with the preparation, execution, syndication, delivery and administration of this Agreement, the other Loan Documents and all other documents provided for herein or delivered or to be delivered hereunder or in connection herewith (including any amendment, supplement or waiver to any Loan Document), and all reasonable out-of-pocket costs and expenses (including Attorney Costs) incurred by the Agent, Co-Agent and each Bank after an Event of Default in connection with the enforcement of this Agreement, the other Loan Documents or any such other documents. In addition, the Loan Parties agrees to pay, and to save the Agent, Co-Agent and the Banks harmless from all liability for, (a) any stamp or other taxes (excluding income taxes and franchise taxes based on net income) which may be payable in connection with the execution and delivery of this Agreement, the borrowings hereunder, the issuance of the Notes or the execution and delivery of any other Loan Document or any other document provided for herein or delivered or to be delivered hereunder or in connection herewith and (b) any fees of the Loan Parties' auditors in connection with any reasonable exercise by the Agent, Co-Agent and the Banks of their rights pursuant to Section 10.2. All obligations provided for in this Section 14.6 shall survive repayment of the Loans, cancellation of the Notes, expiration or termination of the Letters of Credit and termination of this Agreement. In order to cause timely payment to be made by the Loan Parties of all costs and expenses incurred hereunder by Agent and Co-Agent, as the case may be, the Loan Parties hereby authorize and direct Agent to debit such amount due to any ordinary deposit account of the Loan Parties, or increase the principal balance due under the Revolving Loans.

     14.7 Subsidiary References. The provisions of this Agreement relating to Subsidiaries shall apply only during such times as the Loan Parties have one or more Subsidiaries.

     14.8 Captions. Section captions used in this Agreement are for convenience only and shall not affect the construction of this Agreement.

     14.9 Assignments; Participations.

     14.9.1 Assignments. Any Bank may, with the prior written consent of the Issuing Bank, Agent, Co-Agent and (so long as no Event of Default exists) the Loan Parties (which consents shall not be unreasonably delayed or withheld and, in any event, shall not be required for an assignment by a Bank to one of its Affiliates), at any time assign and delegate to one or more commercial banks or other Persons (any Person to whom such an assignment and delegation is to be made being herein called an "Assignee") all or any fraction of such Bank's Loans and Commitment (which assignment and delegation shall be of a constant, and not a varying, percentage of all the assigning Bank's Loans and Commitment) in a minimum aggregate amount equal to the lesser of (i) the amount of the assigning Bank's Pro Rata Share of the Revolving Commitment Amount plus the unpaid amount of such Bank's Term Loans and (ii) $5,000,000; provided that (a) no assignment and delegation may be made to any Person if, at the time of such assignment and delegation, the Loan Parties would be obligated to pay any greater amount under
Section 7.6 or Section 8 to the Assignee than the Loan Parties are then obligated to pay to the assigning Bank under such Sections (and if any assignment is made in violation of the foregoing, the Loan Parties will not be required to pay the incremental amounts) and (b) the Representative and the Agent shall be entitled to continue to deal solely and directly with such Bank in connection with the interests so assigned and delegated to an Assignee until the date when all of the following conditions shall have been met:

          (x) five Business Days (or such lesser period of time as the Agent and the assigning Bank shall agree) shall have passed after written notice of such assignment and delegation, together with payment instructions, addresses and related information with respect to such Assignee, shall have been given to the Representative and the Agent by such assigning Bank and the Assignee,

          (y) the assigning Bank and the Assignee shall have executed and delivered to the Loan Parties and the Agent an assignment agreement substantially in the form of Exhibit G (an "Assignment Agreement"), together with any documents required to be delivered thereunder, which Assignment Agreement shall have been accepted by the Agent, and

          (z) except in the case of an assignment by a Bank to one of its Affiliates, the assigning Bank or the Assignee shall have paid the Agent a processing fee of $3,500.

From and after the date on which the conditions  described  above have been met,
(x) such Assignee shall be deemed automatically to have become a party hereto and, to the extent that rights and obligations hereunder have been assigned and delegated to such Assignee pursuant to such Assignment Agreement, shall have the rights and obligations of a Bank hereunder and (y) the assigning Bank, to the extent that rights and obligations hereunder have been assigned and delegated by it pursuant to such Assignment Agreement, shall be released from its obligations hereunder. Within five Business Days after effectiveness of any assignment and delegation, the Loan Parties shall execute and deliver to the Agent (for delivery to the Assignee and the Assignor, as applicable) a new Note in the principal amount of the Assignee's Pro Rata Share of the Revolving Commitment Amount plus the principal amount of the Assignee's Term Loans, as applicable, if the assigning Bank has retained a Commitment hereunder, a replacement Note in the principal amount of the Pro Rata Share of the Revolving Commitment Amount retained by the assigning Bank plus the principal amount of such Term Loan retained by the assigning Bank (such Note to be in exchange for, but not in payment of, the predecessor Note held by such assigning Bank). Each such Note shall be dated the effective date of such assignment. The assigning Bank shall mark the predecessor Note "exchanged" and deliver it to the Loan Parties. Accrued interest on that part of the predecessor Note being assigned shall be paid as provided in the Assignment Agreement. Accrued interest and fees on that part of the predecessor Note not being assigned shall be paid to the assigning Bank. Accrued interest and accrued fees shall be paid at the same time or times provided in the predecessor Note and in this Agreement. Any attempted assignment and delegation not made in accordance with this Section 14.9.1 shall be null and void.

     Notwithstanding the foregoing provisions of this Section 14.9.1 or any other provision of this Agreement, any Bank may at any time assign all or any portion of its Loans and its Notes to a Federal Reserve Bank (but no such assignment shall release any Bank from any of its obligations hereunder).

     14.9.2 Participations. Any Bank may at any time sell to one or more commercial banks or other Persons participating interests in any Loan owing to such Bank, the Note held by such Bank, the Commitment of such Bank, the direct or participation interest of such Bank in any Letter of Credit or any other interest of such Bank hereunder (any Person purchasing any such participating interest being herein called a "Participant"). In the event of a sale by a Bank of a participating interest to a Participant, (x) such Bank shall remain the holder of its Notes for all purposes of this Agreement, (y) the Loan Parties and the Agent shall continue to deal solely and directly with such Bank in connection with such Bank's rights and obligations hereunder and (z) all amounts payable by the Loan Parties shall be determined as if such Bank had not sold such participation and shall be paid directly to such Bank. No Participant shall have any direct or indirect voting rights hereunder except with respect to any of the events described in the fourth sentence of Section 14.1. Each Bank agrees to incorporate the requirements of the preceding sentence into each participation agreement which such Bank enters into with any Participant. The Loan Parties agree that if amounts outstanding under this Agreement and the Notes are due and payable (as a result of acceleration or otherwise), each Participant shall be deemed to have the right of setoff in respect of its participating interest in amounts owing under this Agreement, any Note and with respect to any Letter of Credit to the same extent as if the amount of its participating interest were owing directly to it as a Bank under this Agreement or such Note; provided that such right of setoff shall be subject to the obligation of each Participant to share with the Banks, and the Banks agree to share with each Participant, as provided in Section 7.5. The Loan Parties also agree that each Participant shall be entitled to the benefits of Section 7.6 and
Section 8 as if it were a Bank (provided that no Participant shall receive any greater compensation pursuant to Section 7.6 or Section 8 than would have been paid to the participating Bank if no participation had been sold).

     14.10 Governing Law. This Agreement and each Note shall be a contract made under and governed by the internal laws of the State of Illinois applicable to contracts made and to be performed entirely within such State. Whenever possible each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement. All obligations of the Loan Parties and rights of the Agent and the Banks expressed herein or in any other Loan Document shall be in addition to and not in limitation of those provided by applicable law.

     14.11 Counterparts. This Agreement may be executed in any number of counterparts and by the different parties hereto on separate counterparts and each such counterpart shall be deemed to be an original, but all such counterparts shall together constitute but one and the same Agreement.

     14.12 Successors and Assigns. This Agreement shall be binding upon each Loan Party, the Banks and the Agent and their respective successors and assigns, and shall inure to the benefit of each Loan Party, the Banks and the Agent and the successors and assigns of the Banks and the Agent.

     14.13 Indemnification by the Loan Parties. In consideration of the execution and delivery of this Agreement by the Agent and the Banks and the agreement to extend the Commitments provided hereunder, the Loan Parties hereby agree to indemnify, exonerate and hold the Agent, each Bank and each of the officers, directors, employees, Affiliates and agents of the Agent and each Bank (each a "Bank Party") free and harmless from and against any and all actions, causes of action, suits, losses, liabilities, damages and expenses, including Attorney Costs (collectively, the "Indemnified Liabilities"), incurred by the Bank Parties or any of them as a result of, or arising out of, or relating to
(i) any tender offer, merger, purchase of stock, purchase of assets (including the Purchase) or other similar transaction financed or proposed to be financed in whole or in part, directly or indirectly, with the proceeds of any of the Loans, (ii) the use, handling, release, emission, discharge, transportation, storage, treatment or disposal of any hazardous substance at any property owned or leased by any Loan Party or any Subsidiary, (iii) any violation of any Environmental Laws with respect to conditions at any property owned or leased by any Loan Party or any Subsidiary or the operations conducted thereon, (iv) the investigation, cleanup or remediation of offsite locations at which any Loan Party or any Subsidiary or their respective predecessors are alleged to have directly or indirectly disposed of hazardous substances or (v) the execution, delivery, performance or enforcement of this Agreement or any other Loan Document by any of the Bank Parties, except for any such Indemnified Liabilities arising on account of the applicable Bank Party's gross negligence or willful misconduct. If and to the extent that the foregoing undertaking may be unenforceable for any reason, the Loan Parties hereby agree to make the maximum contribution to the payment and satisfaction of each of the Indemnified Liabilities which is permissible under applicable law. All obligations provided for in this Section 14.13 shall survive repayment of the Loans, cancellation of the Notes, expiration or termination of the Letters of Credit, any foreclosure under, or any modification, release or discharge of, any or all of the Collateral Documents and termination of this Agreement.

     14.14 Nonliability of Lenders. The relationship between the Loan Parties on the one hand and the Banks and the Agent on the other hand shall be solely that of borrower and lender. Neither the Agent nor any Bank shall have any fiduciary responsibility to any Loan Party. Neither the Agent nor any Bank undertakes any responsibility to the Loan Parties to review or inform the Loan Parties or any matter in connection with any phase of the Loan Parties' business or operations. The Loan Parties agree that neither the Agent nor any Bank shall have liability to the Loan Parties (whether sounding in tort, contract or otherwise) for losses suffered by any Loan Party in connection with, arising out of, or in any way related to the transactions contemplated and the relationship established by the Loan Documents, or any act, omission or event occurring in connection therewith, unless it is determined in a final non-appealable judgment by a court of competent jurisdiction that such losses resulted from the gross negligence or willful misconduct of the party from which recovery is sought. Neither the Agent nor any Bank shall have any liability with respect to, and the Loan Parties hereby waive, release and agree not to sue for, any special, indirect or consequential damages suffered by any Loan Party in connection with, arising out of, or in any way related to the Loan Documents or the transactions contemplated thereby.

     14.15 FORUM SELECTION AND CONSENT TO JURISDICTION. ANY LITIGATION BASED HEREON, OR ARISING OUT OF, UNDER, OR IN CONNECTION WITH THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT, SHALL BE BROUGHT AND MAINTAINED EXCLUSIVELY IN THE COURTS OF THE STATE OF ILLINOIS OR IN THE UNITED STATES DISTRICT COURT FOR THE NORTHERN DISTRICT OF ILLINOIS; PROVIDED THAT ANY SUIT SEEKING ENFORCEMENT AGAINST ANY COLLATERAL OR OTHER PROPERTY MAY BE BROUGHT, AT THE AGENT'S OPTION, IN THE COURTS OF ANY JURISDICTION WHERE SUCH COLLATERAL OR OTHER PROPERTY MAY BE FOUND. EACH LOAN PARTY HEREBY EXPRESSLY AND IRREVOCABLY SUBMITS TO THE JURISDICTION OF THE COURTS OF THE STATE OF ILLINOIS AND OF THE UNITED STATES DISTRICT COURT FOR

THE NORTHERN DISTRICT OF ILLINOIS FOR THE PURPOSE OF ANY SUCH LITIGATION AS SET FORTH ABOVE. EACH LOAN PARTY FURTHER IRREVOCABLY CONSENTS TO THE SERVICE OF PROCESS BY REGISTERED MAIL, POSTAGE PREPAID, OR BY PERSONAL SERVICE WITHIN OR WITHOUT THE STATE OF ILLINOIS. EACH LOAN PARTY HEREBY EXPRESSLY AND IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY LAW, ANY OBJECTION WHICH IT MAY NOW OR HEREAFTER HAVE TO THE LAYING OF VENUE OF ANY SUCH LITIGATION BROUGHT IN ANY SUCH COURT REFERRED TO ABOVE AND ANY CLAIM THAT ANY SUCH LITIGATION HAS BEEN BROUGHT IN AN INCONVENIENT FORUM.

     14.16 WAIVER OF JURY TRIAL. EACH LOAN PARTY, THE AGENT, CO-AGENT AND EACH BANK HEREBY WAIVES ANY RIGHT TO A TRIAL BY JURY IN ANY ACTION OR PROCEEDING TO ENFORCE OR DEFEND ANY RIGHTS UNDER THIS AGREEMENT, ANY NOTE, ANY OTHER LOAN DOCUMENT AND ANY AMENDMENT, INSTRUMENT, DOCUMENT OR AGREEMENT DELIVERED OR WHICH MAY IN THE FUTURE BE DELIVERED IN CONNECTION HEREWITH OR THEREWITH OR ARISING FROM ANY BANKING RELATIONSHIP EXISTING IN CONNECTION WITH ANY OF THE FOREGOING, AND AGREES THAT ANY SUCH ACTION OR PROCEEDING SHALL BE TRIED BEFORE A COURT AND NOT BEFORE A JURY.

     14.17 Reimbursement Among Loan Parties. To the extent that any Loan Party shall be required to pay a portion of the obligations created under this Agreement of any other Loan Party which shall exceed the amount of loans, advances or other extensions of credit received by any such Loan Party and all interest, costs, fees and expenses attributable to such loans, advances or other extensions of credit, then such Loan Party shall be reimbursed by the other Loan Parties for the amount of such excess pro rata, based on their respective net worths as of the date hereof. This Section 14.17 is intended only to define the relative rights of the Loan Parties among the Loan Parties and nothing set forth in this Section 14.17 is intended to or shall impair the obligations of Loan Parties, jointly and severally, to pay the obligations of the Loan Parties to the Banks as and when the same shall become due and payable in accordance with the terms hereof.

     14.18 Guaranty. The effect of the joint and several obligations of Loan Parties hereunder is that each Loan Party hereby unconditionally and absolutely guarantees to the Banks, irrespective of the validity, regularity or enforceability of this Agreement or any other agreement, the full and prompt payment in full to the Lenders at maturity of all the obligations of the Loan Parties. The guaranty set forth in this Section 14.18 shall in all respects be continuing, absolute and unconditional, and shall remain in full force and effect until the obligations of the Loan Parties have been fully repaid. The guaranty set forth in this Section 14.18 is an absolute and unconditional guaranty of payment and not of collectibility. THE GUARANTY OBLIGATION SET FORTH IN THIS SECTION 14.18 SHALL IN ALL RESPECTS BE IN FURTHERANCE, AND SHALL IN NO EVENT BE DEEMED IN LIMITATION, OF THE OBLIGATIONS OF EACH LOAN PARTY UNDER THIS AGREEMENT.

     14.19 Joint and Several Liability. Except as specifically set forth herein, the liability of each Loan Party under this Agreement and the other agreements in general shall be joint and several, and each reference herein to the Loan Parties shall be deemed to refer to each such Loan Party. In furtherance and not in limitation of each Bank's rights and remedies hereunder or at law, the Banks may proceed under this Agreement and the other agreements against any one or more of the Loan Parties in their absolute and sole discretion for any of the obligations of the Loan Parties or any other liability or obligation of the Loan Parties arising hereunder.

     14.20 Interrelationship Among the Loan Parties. Each Loan Party acknowledges that (a) the business operations of each Loan Party are interrelated and compliment one another, and that such entities have a common business purpose; (b) to permit their uninterrupted and continuous operations and consummation of the Purchase, such entities now require various funds and other credit accommodations from the Banks; and (c) certain funds obtained by the Loan Parties under this Agreement will be used by the Company and Clarion-Drake Acquisition for the Purchase.

                               [SIGNATURES FOLLOW]

                  (Signature Page to Credit Agreement (cont.))

                      (Signature Page to Credit Agreement)

     IN WITNESS WHEREOF, each of the undersigned has executed and delivered this Credit Agreement at Chicago, Illinois, as of the day and year first above written.


CLARION TECHNOLOGIES, INC.


By: __________________________
    Its: _____________________


CLARION PLASTICS TECHNOLOGIES, INC.


By: __________________________
     Its: ____________________


CLARION REAL ESTATE, LLC

By:      CLARION TECHNOLOGIES, INC.,
         its Member

By:  _______________________
      Its:  ________________


DOUBLE "J" MOLDING, INC.


By: _________________________
      Its:___________________


CLARION-DRAKE ACQUISITION, INC.


By: _________________________
      Its: __________________


MITO PLASTICS, INC.


By: _________________________
       Its:__________________

                  (Signature Page to Credit Agreement (cont.))


WAMAR PRODUCTS, INC.


By: ________________________
      Its: _________________


WAMAR TOOL & MACHINE CO.


By: ________________________
      Its:__________________


LASALLE BANK NATIONAL
ASSOCIATION, for itself and as Agent


By: ________________________
      Its:__________________


BANK ONE MICHIGAN, for itself and as
Co-Agent


By: _________________________
      Its: __________________

                                    EXHIBIT A
                                       to
                                Credit Agreement

                                PRICING SCHEDULE


     The LIBOR Margin, the Base Rate Margin, the Non-Use Fee Rate and the L/C Fee Rate for each Loan shall be determined as set forth below.

A. Term Loan B. The Applicable interest rate for Term Loan B shall be, at the Loan Parties option, (a) the Base Rate or (b) the LIBOR Rate plus 1.00%.

B. Term Loan A and Revolving Loans.

         (i) Before February 28, 2001. Prior to February 28, 2001, for all Revolving Loans and Term Loan A, the LIBOR Margin shall be 3.50% per annum, the Base Rate Margin shall be 1.00% per annum, the Non-Use Fee Rate shall be 0.50% per annum and the L/C Fee Rate shall be 3.00% per annum.

         (ii)     February 28, 2001 and Thereafter.

          (a) Revolving Loans. On and after February 28, 2001, the LIBOR Margin, the Base Rate Margin, the Non-Use Fee Rate and the L/C Fee Rate for all Revolving Loans shall be equal to the applicable rate per annum set forth in the table below opposite the applicable Leverage Ratio:


                                  LIBOR     Base Rate    Non-Use     L/C Fee
Leverage Ratio                    Margin      Margin     Fee Rate      Rate
----------------------------------------------------------------------------
Greater than or equal to 4.00x     3.00%      1.00%        0.50%       3.00%

Greater than or equal to 3.25
  but less than 4.00x              2.75%      0.75%        0.40%       2.75%

Greater than or equal to 2.75x
  but less than 3.25x              2.25%      0.50%        0.30%       2.25%

Less than 2.75x                    1.75%         0%        0.25%       1.75%


          (b) Term Loan A. On or after February 28, 2001, the corresponding LIBOR Margin and Base Rate Margin for Term Loan A shall be set at 0.50% above each of the respective levels in the table set forth above.

The LIBOR Margin, the Base Rate Margin, the Non-Use Fee Rate and the L/C Fee Rate shall be adjusted, to the extent applicable, on the 45th day after the end of each quarter based on the Leverage Ratio as of the last day of such quarter; it being understood that if the Loan Parties fail to deliver the financial statements required by Section 10.1.1 or 10.1.2, as applicable, and the related Compliance Certificate, required by Section 10.1.3 by the 45th day after each calendar quarter or 90th day after each Fiscal Year End, as applicable, the LIBOR Margin shall be 3.00%, the Base Rate Margin shall be 1.00%, the Non-Use Fee Rate shall be 0.50% and the L/C Fee Rate shall be 3.00% until such financial statements and Compliance Certificate are delivered. Notwithstanding the foregoing, no reduction to the foregoing interest rate margins or fee rates shall become effective at any time when an Event of Default or Unmatured Event of Default has occurred and is continuing. Upon an Event of Default, all interest rate margins and fee rates shall automatically convert to the highest levels set forth in the table above, plus 3% (the "Default Rate").

                                    EXHIBIT B
                                       to
                                Credit Agreement

                             FORM OF REVOLVING NOTE

                                                  $___________ Chicago, Illinois
                                                               February 29, 2000

     FOR VALUE RECEIVED, on or before February 28, 2003 (or, if such day is not a Business Day, on the next following Business Day), the undersigned, CLARION TECHNOLOGIES, INC., a Delaware corporation (the "Company"), and the subsidiaries of the Company signatory hereto (herein, together with their successors and assigns, called the "Loan Parties"), jointly and severally, promise to pay to the order of ________________________, a national banking association (herein, together with its successors and assigns, called the "Bank"), the maximum principal sum available of _____________________________and 00/100 Dollars
($__________) or, if less, the aggregate unpaid principal amount of all Revolving Loans made by the Bank to the undersigned pursuant to that certain Credit Agreement of even date herewith between the Loan Parties, Banks, Co-Agent and Agent (herein, as the same may be amended, modified or supplemented from time to time, called the "Credit Agreement") as shown in the Bank's records.

     The Loan Parties further promise to pay to the order of the Bank interest on the aggregate unpaid principal amount hereof from time to time outstanding from the date hereof until paid in full at such rates and at such times as shall be determined in accordance with the provisions of the Credit Agreement. Accrued interest shall be payable on the dates specified in the Credit Agreement.

     Payments of both principal and interest are to be made in the lawful money of the United States of America in immediately available funds at the Agent's principal office at 135 South LaSalle Street, Chicago, Illinois, 60603, or at such other place as may be designated by the Bank to the Loan Parties in writing.

     This Note is a Revolving Note referred to in, evidences indebtedness incurred under, and is subject to the terms and provisions of, the Credit Agreement. The Credit Agreement, to which reference is hereby made, sets forth said terms and provisions, including, but not limited to, those under which this Note may or must be paid prior to its due date, may have the principal amount of the commitment reduced or may have its due date accelerated. Terms used but not otherwise defined herein are used herein as defined in the Credit Agreement. This Note is secured by the personal property described in and pursuant to the Credit Agreement and various other Loan Documents referred to therein, and reference is made thereto for a statement of terms and provisions of such collateral security, a description of collateral and the rights of the Bank in respect thereof.

     In addition to, and not in limitation of, the foregoing and the provisions of the Credit Agreement hereinabove referred to, the Loan Parties further agree, subject only to any limitation imposed by applicable law and to the extent provided in the Credit Agreement, to pay all expenses, including reasonable attorneys' fees and expenses, incurred by the holder of this Note in seeking to collect any amounts payable hereunder which are not paid when due, whether by acceleration or otherwise.

     All parties hereto, whether as makers, endorsers or otherwise, severally waive presentment, demand, protest and notice of dishonor in connection with this Note.

     The liability of each Loan Party under this Note in general shall be joint and several, and each reference herein to the Loan Parties shall be deemed to refer to each such Loan Party. In furtherance and not in limitation of Bank's rights and remedies hereunder or at law, Bank may proceed under this Note against any one or more of the Loan Parties in its absolute and sole discretion for any Loan Parties' obligations under the Credit Agreement or any other liability or obligation of the Loan Parties arising hereunder.

     This Note is binding upon the undersigned and its successors and assigns, and shall inure to the benefit of the Bank and its successors and assigns. This
Note is made under and governed by the laws of the State of Illinois without regard to conflict of laws principles.


                            [SIGNATURES ON NEXT PAGE]

                       (Signature Page to Revolving Note)

     IN WITNESS WHEREOF, the Loan Parties have executed this Note as of the day and year first above written.


CLARION TECHNOLOGIES, INC.

By:  ______________________
      Its: ________________


CLARION PLASTICS TECHNOLOGIES, INC.

By: _______________________
      Its: ________________


CLARION REAL ESTATE, LLC

By: _______________________
      Its: ________________


DOUBLE "J" MOLDING, INC.

By: _______________________
      Its: ________________


CLARION-DRAKE ACQUISITION, INC.

By: _______________________
      Its: ________________


MITO PLASTICS, INC.

By: ______________________
     Its: ________________


WAMAR PRODUCTS, INC.

By: ______________________
      Its: _______________


WAMAR TOOL & MACHINE CO.

By: _____________________
      Its: ______________

                                    EXHIBIT C
                                       to
                                Credit Agreement

                               FORM OF TERM NOTE A

                                                    $_________ Chicago, Illinois
                                                               February 29, 2000

     FOR VALUE RECEIVED, the undersigned, CLARION TECHNOLOGIES, INC., a Delaware corporation (the "Company"), and the subsidiaries of the Company signatory hereto (herein, together with their successors and assigns, the "Loan Parties"), jointly and severally, promise to pay to the order of ________________, a national banking association (herein, together with its successors and assigns, called the "Bank"), the principal sum of ________ MILLION and 00/100 DOLLARS ($__________), payable in monthly principal installments on the last Business Day of each month commencing March 31, 2000, in the amounts and on the dates set forth on Schedule I attached hereto and incorporated by reference herein through January 31, 2003, plus interest, with a final payment of the entire principal balance outstanding, plus accrued and unpaid interest, hereunder due on February 28, 2003. This Note is made pursuant to that certain Credit Agreement of even date herewith among the Loan Parties, Agent, Co-Agent and the Banks party thereto (herein, as the same may be amended, modified or supplemented from time to time, called the "Credit Agreement").

     The Loan Parties further promise to pay to the order of Bank interest on the aggregate unpaid principal amount hereof from time to time outstanding from the date hereof until paid in full at such rates and at such times as shall be determined in accordance with the provisions of the Credit Agreement. Accrued interest shall be payable on the dates specified in the Credit Agreement.

     Payments of both principal and interest are to be made in the lawful money of the United States of America in immediately available funds at Agent's principal office at 135 South LaSalle Street, Chicago, Illinois 60603, or at such other place as may be designated by Bank to the Loan Parties in writing.

     This Note is the Term Note A referred to in, evidences indebtedness incurred under, and is subject to the terms and provisions of, the Credit Agreement. The Credit Agreement, to which reference is hereby made, sets forth said terms and provisions, including, but not limited to, those under which this Note may or must be paid prior to its due date or may have its due date accelerated. Terms used but not otherwise defined herein are used herein as defined in the Credit Agreement. This Note is secured by the personal property described in and pursuant to the Credit Agreement and various other Loan Documents referred to therein, and reference is made thereto for a statement of terms and provisions of such collateral security, a description of collateral and the rights of Bank in respect thereof.

     In addition to, and not in limitation of, the foregoing and the provisions of the Credit Agreement hereinabove referred to, the Loan Parties further agree, subject only to any limitation imposed by applicable law, to pay all expenses, including attorneys' fees and expenses, incurred by the holder of this Note in seeking to collect any amounts payable hereunder which are not paid when due, whether by acceleration or otherwise.

     All parties hereto, whether as makers, endorsers or otherwise, severally waive presentment, demand, protest and notice of dishonor in connection with this Note.

     The liability of each Loan Party under this Note in general shall be joint and several, and each reference herein to the Loan Parties shall be deemed to refer to each such Loan Party. In furtherance and not in limitation of Bank's rights and remedies hereunder or at law, Bank may proceed under this Note against any one or more of the Loan Parties in its absolute and sole discretion for any Loan Parties' obligations under the Credit Agreement or any other liability or obligation of the Loan Parties arising hereunder.

     This Note is binding upon each Loan Party and its successors and assigns, and shall inure to the benefit of Bank and its successors and assigns. This Note is made under and governed by the laws of the State of Illinois without regard to conflict of laws principles.


                            [SIGNATURES ON NEXT PAGE]

                          (Signature Page to Term Note)

     IN WITNESS WHEREOF, the Loan Parties have executed this Term Note as of the day and year first above written.



CLARION TECHNOLOGIES, INC.

By: ________________________
      Its: _________________


CLARION PLASTICS TECHNOLOGIES, INC.

By: ________________________
      Its: _________________


CLARION REAL ESTATE, LLC

By: ________________________
      Its: _________________


DOUBLE "J" MOLDING, INC.

By: ________________________
      Its: _________________


CLARION-DRAKE ACQUISITION, INC.

By: ________________________
       Its: ________________


MITO PLASTICS, INC.

By: ________________________
      Its: _________________


WAMAR PRODUCTS, INC.

By: ________________________
      Its: _________________


WAMAR TOOL & MACHINE CO.

By: ________________________
     Its: __________________

                            Schedule I to Term Note A

Monthly Principal Payments for Term Loan A Commitment to be allocated among the Banks


   Period                   Monthly Payments                 Total Payment
   ------                   ----------------                 -------------
March 31, 2000 -              $250,000.00                    $3,000,000.00
February 28, 2001
(12-month period)

March 1, 2001 -               $333,333.33                    $4,000,000.00
February 28, 2002
(12-month period)

March 1, 2002 -               $416,666.67                    $4,583,333.37
January 31, 2003
(11-month period)

Termination Date                  ---                       $14,416,666.63
                                                            --------------
                         Total                              $26,000,000.00
                                                            ==============

                                    EXHIBIT D
                                       to
                                Credit Agreement

                               FORM OF TERM NOTE B


                                                 $____________ Chicago, Illinois
                                                               February 29, 2000

     FOR VALUE RECEIVED, the undersigned, CLARION TECHNOLOGIES, INC., a Delaware corporation (the "Company"), and the Subsidiaries of the Company signatory hereto (herein, together with their successors and assigns, the "Loan Parties"), jointly and severally, promise to pay to the order of ________________, a national banking association (herein, together with its successors and assigns, called the "Bank"), the principal sum of ____________ and 00/100 DOLLARS ($_______________), plus interest, with the entire principal amount plus accrued interest due on February 28, 2003, pursuant to that certain Credit Agreement of even date herewith among the Loan Parties, Agent, Co-Agent and the Banks party thereto (herein, as the same may be amended, modified or supplemented from time to time, called the "Credit Agreement").

     The Loan Parties further promise to pay to the order of Bank interest on the aggregate unpaid principal amount hereof from time to time outstanding from the date hereof until paid in full at such rates and at such times as shall be determined in accordance with the provisions of the Credit Agreement. Accrued interest shall be payable on the dates specified in the Credit Agreement.

     Payments of both principal and interest are to be made in the lawful money of the United States of America in immediately available funds at Agent's principal office at [135 South LaSalle Street, Chicago, Illinois 60603], or at such other place as may be designated by Bank to the Loan Parties in writing.

     This Note is the Term Note B referred to in, evidences indebtedness incurred under, and is subject to the terms and provisions of, the Credit Agreement. The Credit Agreement, to which reference is hereby made, sets forth said terms and provisions, including, but not limited to, those under which this Note may or must be paid prior to its due date or may have its due date accelerated. Terms used but not otherwise defined herein are used herein as defined in the Credit Agreement. This Note is secured by the personal property described in and pursuant to the Credit Agreement and various other Loan Documents referred to therein, and reference is made thereto for a statement of terms and provisions of such collateral security, a description of collateral and the rights of Bank in respect thereof.

     In addition to, and not in limitation of, the foregoing and the provisions of the Credit Agreement hereinabove referred to, the Loan Parties further agree, subject only to any limitation imposed by applicable law, to pay all expenses, including attorneys' fees and expenses, incurred by the holder of this Note in seeking to collect any amounts payable hereunder which are not paid when due, whether by acceleration or otherwise.

     All parties hereto, whether as makers, endorsers or otherwise, severally waive presentment, demand, protest and notice of dishonor in connection with this Note.

     The liability of each Loan Party under this Note in general shall be joint and several, and each reference herein to the Loan Parties shall be deemed to refer to each such Loan Party. In furtherance and not in limitation of Bank's rights and remedies hereunder or at law, Bank may proceed under this Note against any one or more of the Loan Parties in its absolute and sole discretion for any Loan Parties' obligations under the Credit Agreement or any other liability or obligation of the Loan Parties arising hereunder.

     This Note is binding upon each Loan Party and its successors and assigns, and shall inure to the benefit of Bank and its successors and assigns. This Note is made under and governed by the laws of the State of Illinois without regard to conflict of laws principles.


                            [SIGNATURES ON NEXT PAGE]

                      (Signature Page to Form of Term Note)

     IN WITNESS WHEREOF, the Loan Parties have executed this Term Note as of the day and year first above written.


CLARION TECHNOLOGIES, INC.

By: ________________________
      Its: _________________


CLARION PLASTICS TECHNOLOGIES, INC.

By: ________________________
      Its: _________________


CLARION REAL ESTATE, LLC

By: ________________________
      Its: _________________



DOUBLE "J" MOLDING, INC.

By:_________________________
      Its:__________________


CLARION-DRAKE ACQUISITION, INC.

By: ________________________
      Its:__________________


MITO PLASTICS, INC.

By:_________________________
      Its:__________________


WAMAR PRODUCTS, INC.

By: ________________________
      Its:__________________


WAMAR TOOL & MACHINE CO.

By: ________________________
      Its:__________________

                                    EXHIBIT E
                                       to
                                Credit Agreement

                         FORM OF COMPLIANCE CERTIFICATE

To:  LaSalle Bank National Association, as Agent

     Please refer to the Credit Agreement dated as of February 29, 2000 (as amended or otherwise modified from time to time, the "Credit Agreement") among Clarion Technologies, Inc. (the "Company"), the subsidiaries of the Company party thereto, various financial institutions and each of LaSalle Bank National Association, as agent, and Bank One Michigan, as co-agent. Terms used but not otherwise defined herein are used herein as defined in the Credit Agreement.

I. Reports. Enclosed herewith is a copy of the [annual audited/quarterly/monthly] report of the Loan Parties as at _____________, ____ (the "Computation Date"), which report fairly presents in all material respects the financial condition and results of operations [(subject to the absence of footnotes and to normal year-end adjustments)] of the Loan Parties as of the Computation Date and has been prepared in accordance with GAAP consistently applied.

II. Financial Tests. The Loan Parties hereby certify and warrant to you that the following is a true and correct computation as at the Computation Date of the following ratios and/or financial restrictions contained in the Credit Agreement:


A.       Section 10.6.1 - Minimum Fixed Charge Coverage Ratio

1.  Consolidated Net Income                                            $

2.  Plus:  Interest Expense                                            $
                  income tax expense                                   $
                  depreciation                                         $
                  amortization                                         $
3.  Total (EBITDA)                                                     $

4.  Income taxes paid                                                  $

5.  Capital Expenditures                                               $

6.  Sum of (4) and (5)                                                 $

7.  Remainder of (3) minus (6)                                         $

8.  Interest Expense                                                   $

9.  Required payments of principal of Funded Debt
     (including Term Loans but excluding Revolving
     Loans)                                                            $

10.  Sum of (8) and (9)                                                $

11.  Ratio of (7) to (10)                                        _____ to 1

12.  Minimum Required                                            _____ to 1

B.       Section 10.6.2 - Leverage Ratio

1.  Senior Debt                                                        $

2.  Rolling Twelve Month EBITDA (from Item A(3)
      above)                                                           $

3.  Ratio of (1) to (2)                                          _____ to 1

4.  Maximum allowed                                              _____ to 1

C.       Section 10.6.3 - Tangible Net Worth

1.  Net Worth                                                          $

2.  Subordinated Debt                                                  $

3. Less:                                                               $

4.  Tangible Net Worth                                                 $

5.  Minimum Required                                                   $

D.       Section 10.6.4 - Minimum EBITDA

1.  EBITDA (for Quarter Ended _____)                                   $

2.  Minimum required

E.       Section 10.6.5 - Capital Expenditures


1.  Capital Expenditures for the Fiscal Year                           $

2.  Maximum Permitted Capital Expenditures                             $

F.       Debt Service Coverage Ratio

1.  Principal and Interest on all Debt                                 $

2.  Quarterly EBITDA                                                   $

3.  Ratio of (1) to (2)                                            _____ to 1

     The Loan Parties further certify to you that no Event of Default or Unmatured Event of Default has occurred and is continuing.

     IN WITNESS WHEREOF, the undersigned have caused this Certificate to be executed and delivered by its duly authorized officer on _________, ____.


         CLARION TECHNOLOGIES, INC., as
         Representative of, and intending to legally bind, each of the Loan Parties


         By: _____________________________________
         Title: __________________________________

                                    EXHIBIT F
                                       to
                                Credit Agreement

                       FORM OF BORROWING BASE CERTIFICATE

To:      LaSalle Bank National Association, as Agent
         135 South LaSalle Street
         Chicago, Illinois  60603
         Attention:  Bernardo Lacayo

Ladies and Gentlemen:

     Please refer to the Credit Agreement dated as of February 29, 2000 (as amended or otherwise modified from time to time, the "Credit Agreement") among Clarion Technologies, Inc. and its Subsidiaries (collectively, the "Loan Parties"), various financial institutions, LaSalle Bank National Association (as "Agent") and Bank One Michigan (as "Co-Agent"). This certificate (this "Certificate"), together with supporting calculations attached hereto, is delivered to you pursuant to the terms of the Credit Agreement. Capitalized terms used but not otherwise defined herein shall have the same meanings herein as in the Credit Agreement.

     The Loan Parties hereby certify and warrant to the Agent and the Banks that at the close of business on ______________, ____ (the "Calculation Date"), the Borrowing Base was $_____________, computed as set forth on the schedule attached hereto.

     IN WITNESS WHEREOF, the Loan Parties have caused this Certificate to be executed and delivered by its officer thereunto duly authorized on ___________,
______.

         CLARION TECHNOLOGIES, INC., as
         Representative of, and intending to legally bind, each of the Loan Parties


         By: ____________________________________
         Title:__________________________________

                     SCHEDULE TO BORROWING BASE CERTIFICATE
                         Dated as of [_________________]


A.  Accounts Receivable
     1.  Gross Accounts Receivable (excluding
         Tooling Receivables)                                                  $

     2.  Less Ineligibles
         -    Agent's Lien Not Perfected                   $
         -    Subject to other Lien                        $
         -    Subject to Offset, etc.                      $
         -    Account Debtor not in U.S.                   $
         -    Sale on Approval, Sale or Return,
              Bill and Hold or Consignment                 $
         -    Over 90 days past invoice date               $
         -    Affiliate Receivables                        $
         -    Other                                        $
         -    Total                                                            $

     3.  Eligible Accounts Receivable [Item 1
         minus Item 2]                                                         $

     4.  Item 3 times 80%                                                      $

     5.  Tooling Receivables                                                   $

     6.  Item A.5 x 80%                                                        $

     7.  Lesser of Item A.6 and Tooling Cap
         ($5,000,000)                                                          $

B.  Inventory
     1.  Gross Inventory                                                       $

     2.  Less Ineligibles
         -    Agent's Lien Not Perfected                   $
         -    Subject to other Lien                        $
         -    Not Salable                                  $
         -    Located off-site and no Collateral
              Access Agreement                             $
         -    Not located in U.S.                          $
         -    Other                                        $
         -    Total                                                            $

     3.  Eligible Inventory [Item 1 minus Item 2]                              $

     4.  Item 3 times 50%                                                      $

     5.  Lesser of Item B.4 and the Inventory
         Cap ($4,000,000)                                                      $

     6.  Work in Progress                                                      $

     7.  Less Ineligibles:

     8.  Eligible Work in Progress [Item 6 minus
         Item 7]                                                               $

     9.  Item 8 times 35%                                                      $

     10. Lesser of Item B.9 and Work in Progress
         Cap ($500,000)                                                        $

C.   Availability

     1.  Borrowing Base [Item A.4 plus Item A.7
         plus Item B.5 plus Item B.10]                                         $

     2.  Lesser of Item C.1 and the Revolving
         Commitment Amount ($15,000,000)                                       $

     3.  Revolving Outstandings (plus all Letters
         of Credit)                                                            $

     4.  Net Availability
         [Excess of Item C.2 over Item C.3]                                    $

     5.  Required Prepayment                                                   $
         [Excess of Item C.3 over Item C.2]

                                    EXHIBIT G
                                       to
                                Credit Agreement

                          FORM OF ASSIGNMENT AGREEMENT

     This Assignment  Agreement (this "Assignment  Agreement") between _________
(the   Assignor)  and   _______________   (the   "Assignee")   is  dated  as  of
_____________, _____. The parties hereto agree as follows:

SECTION 15 PRELIMINARY STATEMENT. The Assignor is a party to a Credit Agreement (which, as it may be amended, modified, renewed or extended from time to time is herein called the "Credit Agreement") described in Item 1 of Schedule 1 attached hereto ("Schedule 1"). Capitalized terms used herein and not otherwise defined herein shall have the meanings attributed to them in the Credit Agreement.

SECTION 16 ASSIGNMENT AND ASSUMPTION. The Assignor hereby sells and assigns to the Assignee, and the Assignee hereby purchases and assumes from the Assignor, an interest in and to the Assignor's rights and obligations under the Credit Agreement such that after giving effect to such assignment the Assignee shall have purchased pursuant to this Assignment Agreement the percentage interest specified in Item 3 of
          Schedule 1 of all outstanding rights and obligations under the Credit Agreement relating to the facilities listed in Item 3 of Schedule 1 and the other Loan Documents. The aggregate Commitment (or Loans, if the applicable Commitment has been terminated) purchased by the Assignee hereunder is set forth in Item 4 of Schedule 1.

SECTION 17 EFFECTIVE DATE. The effective date of this Assignment Agreement (the "Effective Date") shall be the later of the date specified in Item 5 of Schedule 1 or two Business Days (or such shorter period agreed to by the Agent) after a Notice of Assignment substantially in the form of Appendix I (attached hereto) has been delivered to the Agent. Such Notice of Assignment must include the consents, if any, required to be delivered to the Agent and the Loan Parties by Section 14.9 of the Credit Agreement. In no event will the Effective Date occur if the payments required to be made by the Assignee to the Assignor on the Effective Date under Sections 4 and 5 hereof are not made on the proposed Effective Date. The Assignor will notify the Assignee of the proposed Effective Date no later than the Business Day prior to the proposed Effective Date. As of the Effective Date, (i) the Assignee shall have the rights and obligations of a Bank under the Loan Documents with respect to the rights and obligations assigned to the Assignee hereunder and (ii) the Assignor shall relinquish its rights and be released from its corresponding obligations under the Loan Documents with respect to the rights and obligations assigned to the Assignee hereunder.

SECTION 18 PAYMENTS OBLIGATIONS. On and after the Effective Date, the Assignee shall be entitled to receive from the Agent all payments of principal, interest and fees with respect to the interest assigned hereby. The Assignee shall advance funds directly to the Agent with respect to all Loans and reimbursement payments made on or after the Effective Date with respect to the interest assigned hereby. [In consideration for the sale and assignment of Loans hereunder, (i) the Assignee shall pay the Assignor, on the Effective Date, an amount equal to the principal amount of the portion of all Base Rate Loans assigned to the Assignee hereunder and (ii) with respect to each LIBOR Loan made by the Assignor and assigned to the Assignee hereunder which is outstanding on the Effective Date, (a) on the last day of the Interest Period therefor or (b) on such earlier date agreed to by the Assignor and the Assignee or (c) on the date on which any such LIBOR Loan either becomes due (by acceleration or otherwise) or is prepaid (the date as described in the foregoing clauses (a), (b) or (c) being hereinafter referred to as the "Payment Date"), the Assignee shall pay the Assignor an amount equal to the principal amount of the portion of such LIBOR Loan assigned to the Assignee which is outstanding on the Payment Date. If the Assignor and the Assignee agree that the Payment Date for such LIBOR Loan shall be the Effective Date, they shall agree to the interest rate applicable to the portion of such Loan assigned hereunder for the period from the Effective Date to the end of the existing Interest Period applicable to such LIBOR Loan (the "Agreed Interest Rate") and any interest received by the Assignee in excess of the Agreed Interest Rate shall be remitted to the Assignor. In the event interest for the period from the Effective Date to but not including the Payment Date is not paid by the applicable Loan Party with respect to any LIBOR Loan sold by the Assignor to the Assignee hereunder, the Assignee shall pay to the Assignor interest for such period on the portion of such LIBOR Loan sold by the Assignor to the Assignee hereunder at the applicable rate provided by the Credit
          Agreement. In the event a prepayment of any LIBOR Loan which is existing on the Payment Date and assigned by the Assignor to the Assignee hereunder occurs after the Payment Date but before the end of the Interest Period applicable to such LIBOR Loan, the Assignee shall remit to the Assignor the excess of the prepayment penalty paid with respect to the portion of such LIBOR Loan assigned to the Assignee hereunder over the amount which would have been paid if such prepayment penalty was calculated based on the Agreed Interest Rate. The Assignee will also promptly remit to the Assignor (i) any principal payments received from the Agent with respect to LIBOR Loans, prior to the Payment Date and (ii) any amounts of interest on Loans and fees received from the Agent which relate to the portion of the Loans assigned to the Assignee hereunder for periods prior to the Effective Date, in the case of Base Rate Loans or fees, or the Payment Date, in the case of LIBOR Loans, and not previously paid by the Assignee to the Assignor.1 In the event that either party hereto receives any payment to which

__________________________

          1 Each Assignor may insert its standard payment provisions in lieu of the payment terms included in this Exhibit.

          the other party hereto is entitled under this Assignment Agreement, then the party receiving such amount shall promptly remit it to the other party hereto.

SECTION 19 FEES PAYABLE BY THE ASSIGNEE. The [Assignee shall pay to the Assignor a fee on each day on which a payment of interest or commitment fees is made under the Credit Agreement with respect to the amounts assigned to the Assignee hereunder (other than a payment of interest or commitment fees for the period prior to the Effective Date or, in the case of LIBOR Loans, the Payment Date, which the Assignee is obligated to deliver to the Assignor pursuant to Section 4 hereof). The amount of such fee shall be the difference between (i) the interest or fee, as applicable, paid with respect to the amounts assigned to the Assignee hereunder and (ii) the interest or fee, as applicable, which would have been paid with respect to the amounts assigned to the Assignee hereunder if each interest rate was ___ of 1% less than the interest rate paid by any Loan Party or if the commitment fee was of ___ 1% less than the commitment fee paid by any Loan Party, as applicable. In addition, the] [Assignee] [Assignor] agrees to pay a $3,500 processing fee required to be paid to the Agent in connection with this Assignment Agreement.2

SECTION 20 REPRESENTATIONS OF THE ASSIGNOR; LIMITATIONS ON THE ASSIGNOR'S LIABILITY. The Assignor represents and warrants that it is the legal and beneficial owner of the interest being assigned by it hereunder and that such interest is free and clear of any adverse claim created by the Assignor. It is understood and agreed that the assignment and assumption hereunder are made without recourse to the Assignor and that the Assignor makes no other representation or warranty of any kind to the Assignee. Neither the Assignor, the Agent, nor any other Bank, nor any of its officers, directors, employees, agents or attorneys shall be responsible for (i) the due execution, legality, validity, enforceability, genuineness, sufficiency or collectibility of any Loan Document, including without limitation, documents granting the Assignor, Agent and the other Banks a security interest in assets of any Loan Party, (ii) any representation, warranty or statement made in or in connection with any of the Loan Documents, (iii) the financial condition or creditworthiness of any Loan Party, (iv) the performance of or compliance with any of the terms or provisions of any of the Loan Documents, (v) inspecting any of the property, books or records of any Loan Party, (vi) the validity, enforceability, perfection, priority, condition, value or sufficiency of any collateral securing or purporting to secure the Loans or (vii) any mistake, error of judgment, or action taken or omitted to be taken in connection with the Loans or the Loan Documents.

__________________________

          2 Assignor and Assignee to insert applicable payment terms.

SECTION 21 REPRESENTATIONS OF THE ASSIGNEE. The Assignee (i) confirms that it has received a copy of the Credit Agreement, together with copies of the financial statements requested by the Assignee and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Assignment Agreement,
          (ii) agrees that it will, independently and without reliance upon the Agent, the Assignor or any other Bank and based on such documents and information at it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Loan Documents, (iii) appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under the Loan Documents as are delegated to the Agent by the terms thereof, together with such powers as are reasonably incidental thereto, (iv) agrees that it will perform in accordance with their terms all of the obligations which by the terms of the Loan Documents are required to be performed by it as a Bank, (v) agrees that its payment instructions and notice instructions are as set forth in the attachment to Schedule 1, (vi) confirms that none of the funds, monies, assets or other consideration being used to make the purchase and assumption hereunder are "plan assets" as defined under ERISA and that its rights, benefits and interests in and under the Loan Documents will not be "plan assets" under ERISA, [and (vii) attaches the forms prescribed by the Internal Revenue Service of the United States certifying that the Assignee is entitled to receive payments under the Loan Documents without deduction or withholding of any United States federal income taxes].3

SECTION 22 INDEMNITY. The Assignee agrees to indemnify and hold the Assignor harmless against any and all losses, costs and expenses (including, without limitation, reasonable attorneys' fees) and liabilities incurred by the Assignor in connection with or arising in any manner from the Assignee's non-performance of the obligations assumed under this Assignment Agreement.

SECTION 23 SUBSEQUENT ASSIGNMENTS. After the Effective Date, the Assignee shall have the right pursuant to Section 14.9 of the Credit Agreement to assign the rights which are assigned to the Assignee hereunder to any entity or person, provided that (i) any such subsequent assignment does not violate any of the terms and conditions of the Loan Documents or any law, rule, regulation, order, writ, judgment, injunction or decree and that any consent required under the terms of the Loan Documents has been obtained and (ii) unless the prior written consent of the Assignor is obtained, the Assignee is not thereby released from its obligations to the Assignor hereunder, if any remain unsatisfied, including, without limitation, its obligations under Section 4, 5 and 8 hereof.

__________________________

          3 To be inserted if the Assignee is not incorporated under the laws of the United States, or a state thereof.

SECTION 24 REDUCTIONS OF AGGREGATE COMMITMENT. If any reduction in the aggregate Commitment occurs between the date of this Assignment Agreement and the Effective Date, the percentage interest specified in Item 3 of
          Schedule 1 shall remain the same, but the dollar amount purchased shall be recalculated based on the reduced aggregate Commitment.

SECTION 25 ENTIRE AGREEMENT. This Assignment Agreement and the attached Notice of Assignment embody the entire agreement and understanding between the parties hereto and supersede all prior agreements and understandings between the parties hereto relating to the subject matter hereof.

SECTION 26 GOVERNING LAW. This Assignment Agreement shall be governed by and interpreted and enforced in accordance with the internal laws (without regard to conflicts of law provisions) of the State of Illinois.

SECTION 27 NOTICES. Notices shall be given under this Assignment Agreement in the manner set forth in the Credit Agreement. For the purpose hereof, the addresses of the parties hereto (until notice of a change is delivered) shall be the address set forth in the attachment to Schedule 1.


                               [SIGNATURES FOLLOW]

     IN WITNESS WHEREOF, the parties hereto have executed this Assignment Agreement by their duly authorized officers as of the date first above written.

                                       [NAME OF ASSIGNOR]


                                       By: _____________________________
                                           Name: _______________________
                                           Title: ______________________


                                       [NAME OF ASSIGNEE]


                                       By: _____________________________
                                           Name: _______________________
                                           Title: ______________________

                                   SCHEDULE 1
                             to Assignment Agreement

1.       Description and Date of Credit Agreement:

         Credit Agreement dated as of February 29, 2000 by and among Clarion Technologies, Inc., a Delaware corporation, its subsidiaries party thereto (collectively, the "Loan Parties"), the financial institutions that are or may from time to time become party thereto ("Banks"), LaSalle Bank National Association, as Agent and Bank One Michigan as Co-Agent.

2.       Date of Assignment Agreement:  ______________, ___

3.       Amounts to be Assigned (As of Date of Item 2 above):


                                            Term Loan   Term Loan      L/C
                             Revolving          A           B       Commitment
                           Loan Facility    Facility    Facility     Facility
------------------------------------------------------------------------------
Total of Commitments
(Loans) Under the
Credit Agreement            $_______        $_______   $_______     $_______

Assignees Percentage of
Each Facility Purchased
under the Assignment
Agreement                       ___%            ___%       ___%         ___%

Amount of Assigned Share
Each Facility Under the
Assignment Agreement        $_______        $_______   $_______     $_______
==============================================================================

4.     Assignee's Aggregate (Loan Amount)**
       Commitment Amount Purchased Hereunder:       $_______
5.     Proposed Effective Date:                     _____________ ___, _______

       Accepted and Agreed:
[NAME OF ASSIGNOR]                                 [NAME OF ASSIGNEE]


By: _______________________                        By: ______________________
     Name:_________________                            Name: ________________
     Title:________________                            Title: _______________

                Attachment to SCHEDULE 1 to ASSIGNMENT AGREEMENT

         Attach Assignor's Administrative Information Sheet, which must include notice address for the Assignor and the Assignee

                                   APPENDIX I
                             to Assignment Agreement

                                     NOTICE
                                  OF ASSIGNMENT


                                           ________________________, ___________

To:      LaSalle Bank National Association, as Agent
         135 South LaSalle Street, Suite 306
         Chicago, Illinois  60603
         Attention:  Bernardo Lacayo, Assistant Vice President
         Telephone:  (312) 904-2786
         Facsimile:  (312) 904-6225

         LOAN PARTIES
         c/o Clarion Technologies, Inc.
         235 Central Avenue
         Holland, Michigan  49423
         Attention:  David Selvius
         Telephone:  (616) 494-8885
         Facsimile:   (616) 494-8888


         With a copy to:

         Oppenheimer, Wolff & Donnelly, LLP
         500 Newport Center Drive, Suite 700
         Newport Beach, California 92660
         Attention:   Marc Indeglia, Esq.
         Telephone:  (949) 823-6047
         Facsimile:   (949) 823-6100


From:    [NAME OF ASSIGNOR] (the "Assignor")

         [NAME OF ASSIGNEE] (the "Assignee")

     1. We refer to that Credit Agreement (the "Credit Agreement")  described in
Item 1 of Schedule 1 attached hereto ("Schedule 1"). Capitalized terms used herein and not otherwise defined herein shall have the meanings attributed to them in the Credit Agreement.

     2. This Notice of Assignment (this "Notice") is given and delivered to the Loan Parties and the Agent pursuant to Section 14.9 of the Credit Agreement.

     3. The Assignor and the Assignee have entered into an Assignment Agreement, dated as of ____________, ____ (the "Assignment"), pursuant to which, among other things, the Assignor has sold, assigned, delegated and transferred to the Assignee, and the Assignee has purchased, accepted and assumed from the Assignor the percentage interest specified in Item 3 of Schedule 1 of all outstandings, rights and obligations under the Credit Agreement relating to the facilities listed in Item 3 of Schedule 1. The Effective Date of the Assignment shall be the later of the date specified in Item 5 of Schedule 1 or two Business Days (or such shorter period as agreed to by the Agent) after this Notice of Assignment and any consents and fees required by Section 14.9 of the Credit Agreement have been delivered to the Agent, provided that the Effective Date shall not occur if any condition precedent agreed to by the Assignor and the Assignee has not been satisfied.

     4. The Assignor and the Assignee hereby give to the Loan Parties and the Agent notice of the assignment and delegation referred to herein. The Assignor will confer with the Agent before the date specified in Item 5 of Schedule 1 to determine if the Assignment Agreement will become effective on such date pursuant to Section 3 hereof, and will confer with the Agent to determine the Effective Date pursuant to Section 3 hereof if it occurs thereafter. The Assignor shall notify the Agent if the Assignment Agreement does not become effective on any proposed Effective Date as a result of the failure to satisfy the conditions precedent agreed to by the Assignor and the Assignee. At the request of the Agent, the Assignor will give the Agent written confirmation of the satisfaction of the conditions precedent.

     5. The Assignor or the Assignee shall pay to the Agent on or before the Effective Date the processing fee of $3,500 required by Section 14.9 of the Credit Agreement.
     6. If Notes are outstanding on the Effective Date, the Assignor and the Assignee request and direct that the Agent prepare and cause the applicable Loan Parties to execute and deliver new Notes or, as appropriate, replacements notes, to the Assignor and the Assignee. The Assignor and, if applicable, the Assignee each agree to deliver to the Agent the original Note received by it from such Loan Parties upon its receipt of a new Note in the appropriate amount.

     7. The Assignee advises the Agent that notice and payment instructions are set forth in the attachment to Schedule 1.

     8. The Assignee hereby represents and warrants that none of the funds, monies, assets or other consideration being used to make the purchase pursuant to the Assignment are "plan assets" as defined under ERISA and that its rights, benefits, and interests in and under the Loan Documents will not be "plan assets" under ERISA.

     9. The Assignee authorizes the Agent to act as its agent under the Loan Documents in accordance with the terms thereof. The Assignee acknowledges that the Agent has no duty to supply information with respect to any Loan Party or the Loan Documents to the Assignee until the Assignee becomes a party to the Credit Agreement.


[NAME OF ASSIGNOR]                          [NAME OF ASSIGNEE]

By: ________________________                By: _________________________
Name: ______________________                Name: _______________________
Title: _____________________                Title: ______________________


ACKNOWLEDGED AND CONSENTED TO:


LASALLE BANK NATIONAL ASSOCIATION, As Agent

By: _______________________________
     Name: ________________________
     Title: _______________________





CLARION TECHNOLOGIES, INC.

By: ____________________________
     Its: ______________________


CLARION PLASTICS TECHNOLOGIES, INC.

By: ____________________________
     Its: ______________________


CLARION REAL ESTATE, LLC

By: _____________________________
     Its: _______________________


DOUBLE "J" MOLDING, INC.

By: _____________________________
     Its: _______________________

CLARION-DRAKE ACQUISITION, INC.

By: _____________________________
     Its: _______________________

MITO PLASTICS, INC.

By: _____________________________
     Its: _______________________


WAMAR PRODUCTS, INC.

By: _____________________________
     Its: _______________________


WAMAR TOOL & MACHINE CO.

By: _____________________________
     Its: _______________________

                 [Attach photocopy of Schedule 1 to Assignment]

                                  SCHEDULE 1.1

                              MONTPELIER EQUIPMENT

                                  SCHEDULE 2.1

                            BANKS AND PRO RATA SHARES



                         Pro Rata Share
                           of Revolving     Amount of     Amount of   Pro Rata
Bank                  Commitment Amount   Term Loan A   Term Loan B      Share
-----                 -----------------   -----------   -----------   --------
LaSalle Bank
National Association         $7,500,000   $13,000,000    $6,000,000     50.0%

Bank One Michigan            $7,500,000   $13,000,000    $6,000,000     50.0%

TOTALS                      $15,000,000   $26,000,000   $12,000,000      100%

                                  SCHEDULE 14.3

                              ADDRESSES FOR NOTICES

                                  LOAN PARTIES
                         c/o Clarion Technologies, Inc.
                               235 Central Avenue
                             Holland, Michigan 49423
                            Attention: David Selvius
                            Telephone: (616) 494-8885
                            Facsimile: (616) 494-8888

                                 With a copy to:
                       Oppenheimer, Wolff & Donnelly, LLP
                       500 Newport Center Drive, Suite 700
                         Newport Beach, California 92660
                         Attention: Marc Indeglia, Esq.
                            Telephone: (949) 823-6000
                            Facsimile: (949) 823-6100

      LASALLE BANK NATIONAL ASSOCIATION, as Agent, Issuing Bank and a Bank

  Notices of Borrowing, Conversion, Continuation and Letter of Credit Issuance

                            135 South LaSalle Street
                             Chicago, Illinois 60603
                           Attention: Rennee Deluzen,
                          Commercial Loan Syndications
                            Telephone: (312) 904-9004
                            Facsimile: (312) 904-4448

                               All Other Notices:
                            135 South LaSalle Street
                             Chicago, Illinois 60603
                         Attention: Mr. Bernardo Lacayo
                            Telephone: (312) 904-2786
                            Facsimile: (312) 904-6225

                                 With a copy to:
                        Vedder, Price, Kaufman & Kammholz
                      222 North LaSalle Street, Suite 2600
                             Chicago, Illinois 60601
                      Attention: Michael A. Nemeroff, Esq.
                            Telephone: (312) 609-7858
                            Facsimile: (312) 609-5005


                    Bank One Michigan, as Co-Agent and a Bank
                                Bank One Michigan
                             200 Ottawa Avenue N.W.
                        Grand Rapids, Michigan 49503-2468
                          Attention: Mr. Kevin M. Paul
                            Telephone: (616) 771-7231
                            Facsimile: (616) 771-7440

<EX-10>
                                                            EXHIBIT 10(c)
                       CLARION TECHNOLOGIES, INC.
                       1999 STOCK INCENTIVE PLAN


1.   Purpose of Plan.

     The purpose of the Clarion Technologies, Inc. 1999 Stock Incentive Plan (the "Plan") is to advance the interests of Clarion Technologies, Inc. (the "Company") and its shareholders by enabling the Company and its Subsidiaries to attract and retain persons of ability to perform services for the Company and its Subsidiaries by providing an incentive to such individuals through equity participation in the Company and by rewarding such individuals who contribute to the achievement by the Company of its economic objectives.

2.   Definitions.
     The following terms will have the meanings set forth below, unless the context clearly otherwise requires:

     2.1  "Board" means the Board of Directors of the Company.

     2.2 "Broker Exercise Notice" means a written notice pursuant to which a Participant, upon exercise of an Option, irrevocably instructs a broker or dealer to sell a sufficient number of shares or loan a sufficient amount of money to pay all or a portion of the exercise price of the Option and/or any related withholding tax obligations and remit such sums to the Company and directs the Company to deliver stock certificates to be issued upon such exercise directly to such broker or dealer.

     2.3 "Change in Control" means an event described in Section 13.1 of the Plan.

     2.4  "Code" means the Internal Revenue Code of 1986, as amended.

     2.5 "Committee" means the group of individuals administering the Plan, as provided in Section 3 of the Plan.

     2.6 "Common Stock" means the common stock of the Company, $.001 par value, or the number and kind of shares of stock or other securities into which such common stock may be changed in accordance with Section 4.3 of the Plan.

     2.7 "Disability" means the disability of the Participant such as would entitle the Participant to receive disability income benefits pursuant to the long-term disability plan of the Company or Subsidiary then covering the Participant or, if no such plan exists or is applicable to the Participant, the permanent and total disability of the Participant within the meaning of Section 22(e)(3) of the Code.

     2.8 "Eligible Recipients" means all employees of the Company or any Subsidiary and any non-employee directors, consultants and independent contractors of the Company or any Subsidiary.

     2.9 "Exchange Act" means the Securities Exchange Act of 1934, as amended.

     2.10 "Fair Market Value" means, with respect to the Common Stock, as of any date (or, if no shares were traded or quoted on such date, as of the next preceding date on which there was such a trade or quote) (a) the average between the reported high and low sale prices of the Common Stock if the Common Stock is listed, admitted to unlisted trading privileges or reported on any foreign or national securities exchange or on the NASDAQ National Market or an equivalent foreign market on which sale prices are reported; (b) if the Common Stock is not so listed, admitted to unlisted trading privileges or reported, the closing bid price as reported by the NASDAQ SmallCap Market, OTC Bulletin Board or the National Quotation Bureau, Inc. or other comparable service; or (c) if the Common Stock is not so listed or reported, such price as the Committee determines in good faith in the exercise of its reasonable discretion.

     2.11 "Incentive Award" means an Option, Stock Appreciation Right, Restricted Stock Award, Performance Unit or Stock Bonus granted to an Eligible Recipient pursuant to the Plan.

     2.12 "Incentive Stock Option" means a right to purchase Common Stock granted to an Eligible Recipient pursuant to Section 6 of the Plan that qualifies as an "incentive stock option" within the meaning of Section 422 of the Code.

     2.13 "Non-Statutory Stock Option" means a right to purchase Common Stock granted to an Eligible Recipient pursuant to Section 6 of the Plan that does not qualify as an Incentive Stock Option.

     2.14 "Option" means an Incentive Stock Option or a Non-Statutory Stock Option.

     2.15 "Participant" means an Eligible Recipient who receives one or more Incentive Awards under the Plan.

     2.16 "Performance Unit" means a right granted to an Eligible Recipient pursuant to Section 9 of the Plan to receive a payment from the Company, in the form of stock, cash or a combination of both, upon the achievement of established employment, service, performance or other goals.

     2.17 "Previously Acquired Shares" means shares of Common Stock that are already owned by the Participant or, with respect to any Incentive Award, that are to be issued upon the grant, exercise or vesting of such Incentive Award.

     2.18 "Restricted Stock Award" means an award of Common Stock granted to an Eligible Recipient pursuant to Section 8 of the Plan that is subject to the restrictions on transferability and the risk of forfeiture imposed by the provisions of such Section 8.

     2.19 "Retirement" means termination of employment or service pursuant to and in accordance with the regular (or, if approved by the Board for purposes of the Plan, early) retirement/pension plan or practice of the Company or Subsidiary then covering the Participant, provided that if the Participant is not covered by any such plan or practice, the Participant will be deemed to be covered by the Company's plan or practice for purposes of this determination.

     2.20 "Securities Act" means the Securities Act of 1933, as amended.

     2.21 "Stock Appreciation Right" means a right granted to an Eligible Recipient pursuant to Section 7 of the Plan to receive a payment from the Company, in the form of stock, cash or a combination of both, equal to the difference between the Fair Market Value of one or more shares of Common Stock and the exercise price of such shares under the terms of such Stock Appreciation Right.

     2.22 "Stock Bonus" means an award of Common Stock granted to an Eligible Recipient pursuant to Section 10 of the Plan.

     2.23 "Subsidiary" means any entity that is directly or indirectly controlled by the Company or any entity in which the Company has a significant equity interest, as determined by the Committee.

     2.24 "Tax Date" means the date any withholding tax obligation arises under the Code or other applicable tax statute for a Participant with respect to an Incentive Award.

3.   Plan Administration.

     3.1 The Committee. The Plan will be administered by the Board or by a committee of the Board. So long as the Company has a class of its equity securities registered under Section 12 of the Exchange Act, any committee administering the Plan will consist solely of two or more members of the Board who are "non-employee directors" within the meaning of Rule 16b-3 under the Exchange Act and, if the Board so determines in its sole discretion, who are "outside directors" within the meaning of Section 162(m) of the Code. Such a committee, if established, will act by majority approval of the members (but may also take action with the written consent of all of the members of such committee), and a majority of the members of such a committee will constitute a quorum. As used in the Plan, "Committee" will refer to the Board or to such a committee, if established. To the extent consistent with corporate law, the Committee may delegate to any officers of the Company the duties, power and authority of the Committee under the Plan pursuant to such conditions or limitations as the Committee may establish; provided, however, that only the Committee may exercise such duties, power and authority with respect to Eligible Recipients who are subject to Section 16 of the Exchange Act. The Committee may exercise its duties, power and authority under the Plan in its sole and absolute discretion without the consent of any Participant or other party, unless the Plan specifically provides otherwise. Each determination, interpretation or other action made or taken by the Committee pursuant to the provisions of the Plan will be final, conclusive and binding for all purposes and on all persons, including, without limitation, the Company, the shareholders of the Company, the participants and their respective successors-in-interest. No member of the Committee will be liable for any action or determination made in good faith with respect to the Plan or any Incentive Award granted under the Plan.

     3.2  Authority of the Committee.
          (a) In accordance with and subject to the provisions of the Plan, the Committee will have the authority to determine all provisions of Incentive Awards as the Committee may deem necessary or desirable and as consistent with the terms of the Plan, including, without limitation, the following: (i) the Eligible Recipients to be selected as Participants; (ii) the nature and extent of the Incentive Awards to be made to each Participant (including the number of shares of Common Stock to be subject to each Incentive Award, any exercise price, the manner in which Incentive Awards will vest or become exercisable and whether Incentive Awards will be granted in tandem with other Incentive Awards) and the form of written agreement, if any, evidencing such Incentive Award; (iii) the time or times when Incentive Awards will be granted; (iv) the duration of each Incentive Award; and (v) the restrictions and other conditions to which the payment or vesting of Incentive Awards may be subject. In addition, the Committee will have the authority under the Plan in its sole discretion to pay the economic value of any Incentive Award in the form of cash, Common Stock or any combination of both.

     (b) The Committee will have the authority under the Plan to amend or modify the terms of any outstanding Incentive Award in any manner, including, without limitation, the authority to modify the number of shares or other terms and conditions of an Incentive Award, extend the term of an Incentive Award, accelerate the exercisability or vesting or otherwise terminate any restrictions relating to an Incentive Award, accept the surrender of any outstanding Incentive Award or, to the extent not previously exercised or vested, authorize the grant of new Incentive Awards in substitution for surrendered Incentive Awards; provided, however that the amended or modified terms are permitted by the Plan as then in effect and that any Participant adversely affected by such amended or modified terms has consented to such amendment or modification. No amendment or modification to an Incentive Award, however, whether pursuant to this
Section 3.2 or any other provisions of the Plan, will be deemed to be a re-grant of such Incentive Award for purposes of this Plan.

     (c) In the event of (i) any reorganization, merger, consolidation, recapitalization, liquidation, reclassification, stock dividend, stock split, combination of shares, rights offering, extraordinary dividend or divestiture (including a spin-off) or any other change in corporate structure or shares, (ii) any purchase, acquisition, sale or disposition of a significant amount of assets or a significant business, (iii) any change in accounting principles or practices, or (iv) any other similar change, in each case with respect to the Company or any other entity whose performance is relevant to the grant or vesting of an Incentive Award, the Committee (or, if the Company is not the surviving corporation in any such transaction, the board of directors of the surviving corporation) may, without the consent of any affected Participant, amend or modify the vesting criteria of any outstanding Incentive Award that is based in whole or in part on the financial performance of the Company (or any Subsidiary or division thereof) or such other entity so as equitably to reflect such event, with the desired result that the criteria for evaluating such financial performance of the Company or such other entity will be substantially the same (in the sole discretion of the Committee or the board of directors of the surviving corporation) following such event as prior to such event; provided, however, that the amended or modified terms are permitted by the Plan as then in effect.

4.   Shares Available for Issuance.

     4.1 Maximum Number of Shares Available. Subject to adjustment as provided in Section 4.3 of the Plan, the maximum number of shares of Common Stock that will be available for issuance under the Plan will be 1,000,000 shares of Common Stock, plus any shares of Common Stock which, as of the date the Plan is approved by the shareholders of the Company, are reserved for issuance under the Company's 1998 Stock Option Plan and which are not thereafter issued or which have been issued but are subsequently forfeited and which would otherwise have been available for further issuance under such plan. Notwithstanding any other provisions of the Plan to the contrary, no Participant in the Plan may be granted, during the term of the Plan, any Options or Stock Appreciation Rights, or any other Incentive Awards with a value based solely on an increase in the value of the Common Stock after the date of grant, relating to more than 100,000 shares of Common Stock (subject to adjustment as provided in Section 4.3 of the Plan); provided, however, that a Participant who, during the term of the Plan, is first appointed or elected as an officer, hired as an employee or retained as a consultant by the Company or who receives a promotion that results in an increase in responsibilities or duties may be granted, during the term of the Plan, Options or Stock Appreciation Rights, or such other Incentive Awards, relating to up to 200,000 shares of Common Stock (subject to adjustment as provided in Section 4.3 of the Plan).

     4.2 Accounting for Incentive Awards. Shares of Common Stock that are issued under the Plan or that are subject to outstanding Incentive Awards will be applied to reduce the maximum number of shares of Common Stock remaining available for issuance under the Plan. Any shares of Common Stock that are subject to an Incentive Award that lapses, expires, is forfeited or for any reason is terminated unexercised or unvested and any shares of Common Stock that are subject to an Incentive Award that is settled or paid in cash or any form other than shares of Common Stock will automatically again become available for issuance under the Plan. Any shares of Common Stock that constitute the forfeited portion of a Restricted Stock Award, however, will not become available for further issuance under the Plan.

     4.3 Adjustments to Shares and Incentive Awards. In the event of any reorganization, merger, consolidation, recapitalization, liquidation, reclassification, stock dividend, stock split, combination of shares, rights offering, divestiture or extraordinary dividend (including a spin-off) or any other change in the corporate structure or shares of the Company, the Committee (or, if the Company is not the surviving corporation in any such transaction, the board of directors of the surviving corporation) will make appropriate adjustment (which determination will be conclusive) as to the number and kind of securities or other property (including cash) available for issuance or payment under the Plan and, in order to prevent dilution or enlargement of the rights of Participants, (a) the number and kind of securities or other property (including cash) subject to outstanding Options, and (b) the exercise price of outstanding Options.

5.   Participation.

     Participants in the Plan will be those Eligible Recipients who, in the judgment of the Committee, have contributed, are contributing or are expected to contribute to the achievement of economic objectives of the Company or its Subsidiaries. Eligible Recipients may be granted from time to time one or more Incentive Awards, singly or in combination or in tandem with other Incentive Awards, as may be determined by the Committee in its sole discretion. Incentive Awards will be deemed to be granted as of the date specified in the grant resolution of the Committee, which date will be the date of any related agreement with the Participant.

6.   Options.

     6.1 Grant. An Eligible Recipient may be granted one or more Options under the Plan, and such Options will be subject to such terms and conditions, consistent with the other provisions of the Plan, as may be determined by the Committee in its sole discretion. The Committee may designate whether an Option is to be considered an Incentive Stock Option or a Non-Statutory Stock Option. To the extent that any Incentive Stock Option granted under the Plan ceases for any reason to qualify as an "incentive stock option" for purposes of Section 422 of the Code, such Incentive Stock Option will continue to be outstanding for purposes of the Plan but will thereafter be deemed to be a Non-Statutory Stock Option.

     6.2 Exercise Price. The per share price to be paid by a Participant upon exercise of an Option will be determined by the Committee in its discretion at the time of the Option grant; provided, however, that (a) such price will not be less than 100% of the Fair Market Value of one share of Common Stock on the date of grant with respect to an Incentive Stock Option (110% of the Fair Market Value if, at the time the Incentive Stock Option is granted, the Participant owns, directly or indirectly, more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary corporation of the Company), and (b) such price will not be less than 85% of the Fair Market Value of one share of Common Stock on the date of grant with respect to a Non-Statutory Stock Option.

     6.3 Exercisability and Duration. An Option will become exercisable at such times and in such installments as may be determined by the Committee in its sole discretion at the time of grant; provided, however, that no Option may be exercisable prior to six months from its date of grant (other than in connection with a Participant's death or Disability) and no Incentive Stock Option may be exercisable after ten years from its date of grant (five years from its date of grant if, at the time the Incentive Stock Option is granted, the Participant owns, directly or indirectly, more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary corporation of the Company).

     6.4 Payment of Exercise Price. The total purchase price of the shares to be purchased upon exercise of an Option will be paid entirely in cash (including check, bank draft or money order); provided, however, that the Committee, in its sole discretion and upon terms and conditions established by the Committee, may allow such payments to be made, in whole or in part, by tender of a Broker Exercise Notice, Previously Acquired Shares, a promissory note (on terms acceptable to the Committee in its sole discretion) or by a combination of such methods.

     6.5 Manner of Exercise. An Option may be exercised by a Participant in whole or in part from time to time, subject to the conditions contained in the Plan and in the agreement evidencing such Option, by delivery in person, by facsimile or electronic transmission or through the mail of written notice of exercise to the Company at its principal executive office in Schaumburg, Illinois and by paying in full the total exercise price for the shares of Common Stock to be purchased in accordance with Section 6.4 of the Plan.

     6.6 Aggregate Limitation of Stock Subject to Incentive Stock Options. To the extent that the aggregate Fair Market Value (determined as of the date an Incentive Stock Option is granted) of the shares of Common Stock with respect to which incentive stock options (within the meaning of Section 422 of the Code) are exercisable for the first time by a Participant during any calendar year (under the Plan and any other incentive stock option plans of the Company or any subsidiary or parent corporation of the Company (within the meaning of the Code)) exceeds $100,000 (or such other amount as may be prescribed by the Code from time to time), such excess Options will be treated as Non-Statutory Stock Options. The determination will be made by taking incentive stock options into account in the order in which they were granted. If such excess only applies to a portion of an Incentive Stock Option, the Committee, in its discretion, will designate which shares will be treated as shares to be acquired upon exercise of an Incentive Stock Option.

7.   Stock Appreciation Rights.

     7.1 Grant. An Eligible Recipient may be granted one or more Stock Appreciation Rights under the Plan, and such Stock Appreciation Rights will be subject to such terms and conditions, consistent with the other provisions of the Plan, as may be determined by the Committee in its sole discretion. The Committee will have the sole discretion to determine the form in which payment of the economic value of Stock Appreciation Rights will be made to a Participant (i.e., cash, Common Stock or any combination thereof) or to consent to or disapprove the election by a Participant of the form of such payment.

     7.2 Exercise Price. The exercise price of a Stock Appreciation Right will be determined by the Committee, in its discretion, at the date of grant but may not be less than 100% of the Fair Market Value of one share of Common Stock on the date of grant.

     7.3 Exercisability and Duration. A Stock Appreciation Right will become exercisable at such time and in such installments as may be determined by the Committee in its sole discretion at the time of grant; provided, however, that no Stock Appreciation Right may be exercisable prior to six months from its date of grant (other than in connection with a Participant's death or Disability) or after ten years from its date of grant. A Stock Appreciation Right will be exercised by giving notice in the same manner as for Options, as set forth in Section 6.5 of the Plan.

8.   Restricted Stock Awards.

     8.1 Grant. An Eligible Recipient may be granted one or more Restricted Stock Awards under the Plan, and such Restricted Stock Awards will be subject to such terms and conditions, consistent with the other provisions of the Plan, as may be determined by the Committee in its sole discretion. The Committee may impose such restrictions or conditions, not inconsistent with the provisions of the Plan, to the vesting of such Restricted Stock Awards as it deems appropriate, including, without limitation, that the Participant remain in the continuous employ or service of the Company or a Subsidiary for a certain period or that the Participant or the Company (or any Subsidiary or division thereof) satisfy certain performance goals or criteria; provided, however, that no Restricted Stock Award may vest prior to six months from its date of grant other than in connection with a Participant's death or Disability.

     8.2 Rights as a Stockholder; Transferability. Except as provided in Sections 8.1, 8.3 and 14.3 of the Plan, a Participant will have all voting, dividend, liquidation and other rights with respect to shares of Common Stock issued to the Participant as a Restricted Stock Award under this
Section 8 upon the Participant becoming the holder of record of such shares as if such Participant were a holder of record of shares of unrestricted Common Stock.

     8.3 Dividends and Distributions. Unless the Committee determines otherwise in its sole discretion (either in the agreement evidencing the Restricted Stock Award at the time of grant or at any time after the grant of the Restricted Stock Award), any dividends or distributions (including regular quarterly cash dividends) paid with respect to shares of Common Stock subject to the unvested portion of a Restricted Stock Award will be subject to the same restrictions as the shares to which such dividends or distributions relate. In the event the Committee determines not to pay dividends or distributions currently, the Committee will determine in its sole discretion whether any interest will be paid on such dividends or distributions. In addition, the Committee in its sole discretion may require such dividends and distributions to be reinvested (and in such case the Participant consents to such reinvestment) in shares of Common Stock that will be subject to the same restrictions as the shares to which such dividends or distributions relate.

     8.4 Enforcement of Restrictions. To enforce the restrictions referred to in this Section 8, the Committee may place a legend on the stock certificates referring to such restrictions and may require the Participant, until the restrictions have lapsed, to keep the stock certificates, together with duly endorsed stock powers, in the custody of the Company or its transfer agent or to maintain evidence of stock ownership, together with duly endorsed stock powers, in a certificateless book-entry stock account with the Company's transfer agent.

9.   Performance Units.

     An Eligible Recipient may be granted one or more Performance Units under the Plan, and such Performance Units will be subject to such terms and conditions, consistent with the other provisions of the Plan, as may be determined by the Committee in its sole discretion. The Committee may impose such restrictions or conditions, not inconsistent with the provisions of the Plan, to the vesting of such Performance Units as it deems appropriate, including, without limitation, that the Participant remain in the continuous employ or service of the Company or any Subsidiary for a certain period or that the Participant or the Company (or any Subsidiary or division thereof) satisfy certain performance goals or criteria; provided, however, that no Performance Unit may vest prior to six months from its date of grant other than in connection with a Participant's death or Disability. The Committee will have the sole discretion to determine the form in which payment of the economic value of Performance Units will be made to a Participant (i.e., cash, Common Stock or any combination thereof) or to consent to or disapprove the election by a Participant of the form of such payment.

10.  Stock Bonuses.

     An Eligible Recipient may be granted one or more Stock Bonuses under the Plan, and such Stock Bonuses will be subject to such terms and conditions, consistent with the other provisions of the Plan, as may be determined by the Committee. The Participant will have all voting, dividend, liquidation and other rights with respect to the shares of Common Stock issued to a Participant as a Stock Bonus under this Section 10 upon the Participant becoming the holder of record of such shares; provided, however, that the Committee may impose such restrictions on the assignment or transfer of a Stock Bonus as it deems appropriate.

11.  Effect of Termination of Employment or Other Service.

     11.1 Termination Due to Death, Disability or Retirement. Unless otherwise provided by the Committee in its sole discretion in the agreement evidencing an Incentive Award:

          (a) In the event a Participant's employment or other service with the Company and all Subsidiaries is terminated by reason of death or
Disability:

               (i) All outstanding Options and Stock Appreciation Rights then held by the Participant will remain exercisable, to the extent exercisable as of the date of such termination, for a period of three (3) months after such termination (but in no event after the expiration date of any such Option or Stock Appreciation Right);

               (ii)  All Restricted Stock Awards then held by the
          Participant will become fully vested; and

               (iii) All Performance Units and Stock Bonuses then held by the Participant will vest and/or continue to vest in the manner determined by the Committee and set forth in the agreement evidencing such Performance Units or Stock Bonuses.

          (b) In the event a Participant's employment or other service with the Company and all Subsidiaries is terminated by reason of
Retirement:

               (i) All outstanding Options and Stock Appreciation Rights then held by the Participant will remain exercisable, to the extent exercisable as of the date of such termination, for a period of one (1) year after such termination (but in no event after the expiration date of any such Option or Stock Appreciation Right);

               (ii)  All Restricted Stock Awards then held by the
          Participant will become fully vested; and

               (iii) All Performance Units and Stock Bonuses then held by the Participant will vest and/or continue to vest in the manner determined by the Committee and set forth in the agreement evidencing such Performance Units or Stock Bonuses.

     11.2 Termination for Reasons Other than Death, Disability or
Retirement.

          (a) Unless otherwise provided by the Committee in its sole discretion in the agreement evidencing an Incentive Award, in the event a Participant's employment or other service is terminated with the Company and all Subsidiaries for any reason other than death, Disability or Retirement, or a Participant is in the employ or service of a Subsidiary and the Subsidiary ceases to be a Subsidiary of the Company (unless the Participant continues in the employ or service of the Company or another Subsidiary), all rights of the Participant under the Plan and any agreements evidencing an Incentive Award will immediately terminate without notice of any kind, and no Options or Stock Appreciation Rights then held by the Participant will thereafter be exercisable, all Restricted Stock Awards then held by the Participant that have not vested will be terminated and forfeited, and all Performance Units and Stock Bonuses then held by the Participant will vest and/or continue to vest in the manner determined by the Committee and set forth in the agreement evidencing such Performance Units or Stock Bonuses; provided, however, that if such termination is due to any reason other than voluntary termination by the Participant or termination by the Company or any Subsidiary for "cause," all outstanding Options and Stock Appreciation Rights then held by such Participant will remain exercisable, to the extent exercisable as of such termination, for a period of thirty (30) days after such termination (but in no event after the expiration date of any such Option or Stock Appreciation Right).

     (b) For purposes of this Section 11.2, "cause" (as determined by the Committee) will be as defined in any employment or other agreement or policy applicable to the Participant or, if no such agreement or policy exists, will mean (i) dishonesty, fraud, misrepresentation, embezzlement or deliberate injury or attempted injury, in each case related to the Company or any Subsidiary, (ii) any unlawful or criminal activity of a serious nature, (iii) any intentional and deliberate breach of a duty or duties that, individually or in the aggregate, are material in relation to the Participant's overall duties, or (iv) any material breach of any employment, service, confidentiality or non-compete agreement entered into with the Company or any Subsidiary.

     11.3 Modification of Rights Upon Termination. Notwithstanding the other provisions of this Section 11, upon a Participant's termination of employment or other service with the Company and all Subsidiaries, the Committee may, in its sole discretion (which may be exercised at any time on or after the date of grant, including following such termination), cause Options and Stock Appreciation Rights (or any part thereof) then held by such Participant to become or continue to become exercisable and/or remain exercisable following such termination of employment or service and Restricted Stock Awards, Performance Units and Stock Bonuses then held by such Participant to vest and/or continue to vest or become free of transfer restrictions, as the case may be, following such termination of employment or service, in each case in the manner determined by the Committee; provided, however, that no Incentive Award may become exercisable or vest prior to six months from its date of grant (other than in connection with a Participant's death or Disability) or remain exercisable or continue to vest beyond its expiration date.

     11.4 Exercise of Incentive Stock Options Following Termination. Any Incentive Stock Option that remains unexercised more than one year following termination of employment by reason of Disability or more than three months following termination for any reason other than death or Disability will thereafter be deemed to be a Non-Statutory Stock Option.

     11.5 Date of Termination of Employment or Other Service. Unless the Committee otherwise determines in its sole discretion, a Participant's employment or other service will, for purposes of the Plan, be deemed to have terminated on the date recorded on the personnel or other records of the Company or the Subsidiary for which the Participant provides employment or other service, as determined by the Committee in its sole discretion based upon such records.

12.  Payment of Withholding Taxes.

     12.1 General Rules. The Company is entitled to (a) withhold and deduct from future wages of the Participant (or from other amounts that may be due and owing to the Participant from the Company or a Subsidiary), or make other arrangements for the collection of, all legally required amounts necessary to satisfy any and all foreign, federal, state and local withholding and employment-related tax requirements attributable to an Incentive Award, including, without limitation, the grant, exercise or vesting of, or payment of dividends with respect to, an Incentive Award or a disqualifying disposition of stock received upon exercise of an Incentive Stock Option, or (b) require the Participant promptly to remit the amount of such withholding to the Company before taking any action, including issuing any shares of Common Stock, with respect to an Incentive Award.

     12.2 Special Rules. The Committee may, in its sole discretion and upon terms and conditions established by the Committee, permit or require a Participant to satisfy, in whole or in part, any withholding or employment-related tax obligation described in Section 12.1 of the Plan by electing to tender Previously Acquired Shares, a Broker Exercise Notice or a promissory note (on terms acceptable to the Committee in its sole discretion), or by a combination of such methods.

13.  Change in Control.

     13.1 Change in Control. For purposes of this Section 13, a "Change in Control" of the Company will mean the following:

          (a) the sale, lease, exchange or other transfer, directly or indirectly, of substantially all of the assets of the Company (in one transaction or in a series of related transactions) to a person or entity that is not controlled by the Company;

          (b) the approval by the shareholders of the Company of any plan or proposal for the liquidation or dissolution of the Company;

          (c) any person becomes after the effective date of the Plan the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of (i) 20% or more, but not 50% or more, of the combined voting power of the Company's outstanding securities ordinarily having the right to vote at elections of directors, unless the transaction resulting in such ownership has been approved in advance by the Continuity Directors (as defined in Section 13.2 below), or (ii) 50% or more of the combined voting power of the Company's outstanding securities ordinarily having the right to vote at elections of directors (regardless of any approval by the Continuity Directors);

          (d) a merger or consolidation to which the Company is a party if the shareholders of the Company immediately prior to the effective date of such merger or consolidation have "beneficial ownership" (as defined in Rule 13d-3 under the Exchange Act), immediately following the effective date of such merger or consolidation, of securities of the surviving corporation representing (i) more than 50%, but less than 80%, of the combined voting power of the surviving corporation's then outstanding securities ordinarily having the right to vote at elections of directors, unless such merger or consolidation has been approved in advance by the Continuity Directors, or (ii) 50% or less of the combined voting power of the surviving corporation's then outstanding securities ordinarily having the right to vote at elections of directors (regardless of any approval by the Continuity Directors);

          (e) the Continuity Directors cease for any reason to constitute at least a majority of the Board; or

          (f) any other change in control of the Company of a nature that would be required to be reported pursuant to Section 13 or 15(d) of the Exchange Act, whether or not the Company is then subject to such reporting requirement.

     13.2 Continuity Directors. For purposes of this Section 13, "Continuity Directors" of the Company will mean any individuals who are members of the Board on the effective date of the Plan and any individual who subsequently becomes a member of the Board whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the Continuity Directors (either by specific vote or by approval of the Company's proxy statement in which such individual is named as a nominee for director without objection to such nomination).

     13.3 Acceleration of Vesting. Without limiting the authority of the Committee under Sections 3.2 and 4.3 of the Plan, if a Change in Control of the Company occurs, then, unless otherwise provided by the Committee in its sole discretion either in the agreement evidencing an Incentive Award at the time of grant or at any time after the grant of an Incentive Award, (a) all Options and Stock Appreciation Rights that have been outstanding for at least six months will become immediately exercisable in full and will remain exercisable for the remainder of their terms, regardless of whether the Participant to whom such Options or Stock Appreciation Rights have been granted remains in the employ or service of the Company or any Subsidiary;
(b) all Restricted Stock Awards and Performance Units that have been outstanding for at least six months will become immediately fully vested and non-forfeitable; and (c) all outstanding Stock Bonuses then held by the Participant will vest and/or continue to vest in the manner determined by the Committee and set forth in the agreement evidencing such Stock Bonuses.

     13.4 Cash Payment for Options. If a Change in Control of the Company occurs, then the Committee, if approved by the Committee in its sole discretion either in an agreement evidencing an Incentive Award at the time of grant or at any time after the grant of an Incentive Award, and without the consent of any Participant effected thereby, may determine that some or all Participants holding outstanding Options will receive, with respect to some or all of the shares of Common Stock subject to such Options, as of the effective date of any such Change in Control of the Company, cash in an amount equal to the excess of the Fair Market Value of such shares immediately prior to the effective date of such Change in Control of the Company over the exercise price per share of such Options.

     13.5 Limitation on Change in Control Payments. Notwithstanding anything in Section 13.3 or 13.4 of the Plan to the contrary, if, with respect to a Participant, the acceleration of the vesting of an Incentive Award as provided in Section 13.3 or the payment of cash in exchange for all or part of an Incentive Award as provided in Section 13.4 (which acceleration or payment could be deemed a "payment" within the meaning of
Section 280G(b)(2) of the Code), together with any other "payments" that such Participant has the right to receive from the Company or any corporation that is a member of an "affiliated group" (as defined in Section 1504(a) of the Code without regard to Section 1504(b) of the Code) of which the Company is a member, would constitute a "parachute payment" (as defined in Section 280G(b)(2) of the Code), then the "payments" to such Participant pursuant to Section 13.3 or 13.4 of the Plan will be reduced to the largest amount as will result in no portion of such "payments" being subject to the excise tax imposed by Section 4999 of the Code; provided, however, that if a Participant is subject to a separate agreement with the Company or a Subsidiary that expressly addresses the potential application of Sections 280G or 4999 of the Code (including, without limitation, that "payments" under such agreement or otherwise will be reduced, that the Participant will have the discretion to determine which "payments" will be reduced, that such "payments" will not be reduced or that such "payments" will be "grossed up" for tax purposes), then this Section 13.5 will not apply, and any "payments" to a Participant pursuant to Section 13.3 or 13.4 of the Plan will be treated as "payments" arising under such separate agreement.

14.  Rights of Eligible Recipients and Participants; Transferability.

     14.1 Employment or Service. Nothing in the Plan will interfere with or limit in any way the right of the Company or any Subsidiary to terminate the employment or service of any Eligible Recipient or Participant at any time, nor confer upon any Eligible Recipient or Participant any right to continue in the employ or service of the Company or any Subsidiary.

     14.2 Rights as a Shareholder. As a holder of Incentive Awards (other than Restricted Stock Awards and Stock Bonuses), a Participant will have no rights as a stockholder unless and until such Incentive Awards are exercised for, or paid in the form of, shares of Common Stock and the Participant becomes the holder of record of such shares. Except as otherwise provided in the Plan, no adjustment will be made for dividends or distributions with respect to such Incentive Awards as to which there is a record date preceding the date the Participant becomes the holder of record of such shares, except as the Committee may determine in its discretion.

     14.3 Restrictions on Transfer. Except pursuant to testamentary will or the laws of descent and distribution or as otherwise expressly permitted by the Plan, unless approved by the Committee in its sole discretion, no right or interest of any Participant in an Incentive Award prior to the exercise or vesting of such Incentive Award will be assignable or transferable, or subjected to any lien, during the lifetime of the Participant, either voluntarily or involuntarily, directly or indirectly, by operation of law or otherwise. A Participant will, however, be entitled to designate a beneficiary to receive an Incentive Award upon such Participant's death, and in the event of a Participant's death, payment of any amounts due under the Plan will be made to, and exercise of any Options (to the extent permitted pursuant to Section 11 of the Plan) may be made by, the Participant's legal representatives, heirs and legatees.

     14.4 Breach of Confidentiality or Non-Compete Agreements. Notwithstanding anything in the Plan to the contrary, in the event that a Participant materially breaches the terms of any confidentiality or non-compete agreement entered into with the Company or any Subsidiary, whether such breach occurs before or after termination of such Participant's employment or other service with the Company or any Subsidiary, the Committee in its sole discretion may immediately terminate all rights of the Participant under the Plan and any agreements evidencing an Incentive Award then held by the Participant without notice of any kind.

     14.5 Non-Exclusivity of the Plan. Nothing contained in the Plan is intended to modify or rescind any previously approved compensation plans or programs of the Company or create any limitations on the power or authority of the Board to adopt such additional or other compensation arrangements as the Board may deem necessary or desirable.

15.  Securities Law and Other Restrictions.

     Notwithstanding any other provision of the Plan or any agreements entered into pursuant to the Plan, the Company will not be required to issue any shares of Common Stock under this Plan, and a Participant may not sell, assign, transfer or otherwise dispose of shares of Common Stock issued pursuant to Incentive Awards granted under the Plan, unless
(a) there is in effect with respect to such shares a registration statement under the Securities Act and any applicable state or foreign securities laws or an exemption from such registration under the Securities Act and applicable state or foreign securities laws, and (b) there has been obtained any other consent, approval or permit from any other regulatory body which the Committee, in its sole discretion, deems necessary or advisable. The Company may condition such issuance, sale or transfer upon the receipt of any representations or agreements from the parties involved, and the placement of any legends on certificates representing shares of Common Stock, as may be deemed necessary or advisable by the Company in order to comply with such securities law or other restrictions.

16.  Plan Amendment, Modification and Termination.

     The Board may suspend or terminate the Plan or any portion thereof at any time, and may amend the Plan from time to time in such respects as the Board may deem advisable in order that Incentive Awards under the Plan will conform to any change in applicable laws or regulations or in any other respect the Board may deem to be in the best interests of the Company; provided, however, that no amendments to the Plan will be effective without approval of the shareholders of the Company if stockholder approval of the amendment is then required pursuant to Section 422 of the Code or the rules of any stock exchange or NASDAQ or similar regulatory body. No termination, suspension or amendment of the Plan may adversely affect any outstanding Incentive Award without the consent of the affected Participant; provided, however, that this sentence will not impair the right of the Committee to take whatever action it deems appropriate under Sections 3.2, 4.3 and 13 of the Plan.

17.  Effective Date and Duration of the Plan.

     The Plan is effective as of May 24, 1999, the date it was adopted by the Board. The Plan will terminate at midnight on May 23, 2009, and may be terminated prior to such time to by Board action, and no Incentive Award will be granted after such termination. Incentive Awards outstanding upon termination of the Plan may continue to be exercised, or become free of restrictions, in accordance with their terms.

18.  Miscellaneous.

     18.1 Governing Law. The validity, construction, interpretation, administration and effect of the Plan and any rules, regulations and actions relating to the Plan will be governed by and construed exclusively in accordance with the laws of the State of Delaware, notwithstanding the conflicts of laws principles of any jurisdictions.

     18.2 Successors and Assigns. The Plan will be binding upon and inure to the benefit of the successors and permitted assigns of the Company and the Participants.

<EX-10>
                                                            EXHIBIT  10(j)

                         EMPLOYMENT AGREEMENT

     THIS EMPLOYMENT AGREEMENT (the "Agreement") is made and entered into as of this 1st day of March, 1999, by and between CLARION PLASTICS TECHNOLOGIES, INC., an Ohio corporation ("Company") and WILLIAM BECKMAN ("Employee"). CLARION TECHNOLOGIES, INC., a Delaware corporation ("Clarion"), the parent company of the Company, joins as an additional party to this Agreement for purposes of the stock compensation provided in
Section 4 hereof.

                               RECITALS

     A. The Company is engaged in the business of custom injection molding, assembly, tooling, product design, advanced engineering and program management (the "Business").

     B. The Company wishes to employ Employee, and Employee agrees to serve, as Chief Executive Officer of the Company subject to the terms and conditions set forth below.

     C.   The Company is a wholly-owned subsidiary of Clarion.

                               AGREEMENT

     NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth below, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, it is hereby agreed as follows:

1. Recitals. The recitals set forth above shall constitute and shall be deemed to be an integral part of this Agreement.

2. Duties. Employee shall serve in the capacity of Chief Executive Officer of the Company. Employee's principal duties and responsibilities shall consist of prin1ary responsibility for: (i) identifying potential sources of new business or new customers for the Company and coordinating and supervising all activities reasonably necessary for the initiation and continuation of sales of product by the Company to such new customers; (ii) subject to criteria from time to time established by Clarion or the Company's Board of Directors, identifying potential acquisition opportunities and coordinating and supervising all activities reasonably necessary in order to further the Company's best interests in connection therewith; and (iii) coordinating and supervising all activities reasonably necessary for the establishment by the Company of improved financial and operating control systems. Employee shall perform such other services and duties as may from time to time be assigned to Employee by the Company's Board of Directors provided that such other services and duties are not inconsistent with any other term of this Agreement. Except during vacation periods or in accordance with the Company's personnel policies covering executive leaves and reasonable periods of illness or other incapacitation, Employee shall devote his services to the Company's Business and interests in a manner consistent with Employee's title and office and the Company's needs for his services. Employee agrees to perform his duties pursuant to this Agreement in good faith and in a manner which he honestly believes to be in the best interests of the Company, and with such care, including reasonable inquiry, as an ordinary prudent person in a like position would use under similar circumstances. Employee agrees to observe a duty of loyalty to the Company placing the interests of the Company ahead of his own. Such duties shall be rendered at such place or places as the Company shall require in accordance with the best interests, needs, business and opportunities of the Company. However, in no event, shall the Company require Employee to move his principal residence. Employee shall at all times be subject to and shall observe and carry out such reasonable rules, regulations, policies, directions and restrictions as may be established from time to time by the Company.

3. Limitations on Other Employment. Throughout the Term (as defined below) of Employee's employment under this Agreement, Employee shall not enter into the services of or be employed in any capacity or for any purposes whatsoever, whether directly or indirectly, by any person, firm, corporation or entity other than the Company, and will not, during said period of time, be engaged in any business, enterprise or undertaking other than employment by the Company except for such other activities that do not detract from the full discharge of Employee's duties hereunder or as otherwise consented to in writing by the Company.

4.   Compensation and Benefits.

     4.1 Base Salary. Subject to adjustment as hereinafter provided, in consideration of Employee's performance of all of his duties and responsibilities hereunder and his observance of all of the covenants, conditions and restrictions contained herein, Employee shall be entitled to receive a base salary of One Hundred Fifty Thousand Dollars ($150,000) per annum for the first Contract Year and Two Hundred Fifty Thousand Dollars ($250,000) per annum for the second Contract Year, payable in periodic insta11ments in accordance with the Company's payroll procedures in effect from time to time. The base salary has been expressed in terms of a gross amount, and the Company is or may be required to withhold from such gross amount deductions in respect of federal, state or local income taxes, FICA and the like. The term "Contract Year" shall mean the twelve month periods commencing on the first day of the term hereof and on each succeeding yearly anniversary date thereof.

     4.2  Bonus Provisions.
          A. As used herein, the term "New Sales" shall mean all automotive industry sales procured solely or substantially through the efforts of Employee during the Term of this Agreement.

          B. Company shall pay Employee a one-time bonus in the amount of One Hundred Thousand Dollars ($100,000) if during the first Contract Year hereunder Employee (i) procures New Sales in an amount equal to or greater than Ten Million Dol1ars ($10,000,000) and (ii) the net operating profit margin on such New Sales (inclusive of all compensation to Employee), determined in accordance with the Company's established accounting principles, equals or exceeds five percent (5%).

          C. Company shall pay Employee an additional one-time bonus in the amount of One Hundred Thousand Dollars ($100,000) if during the first Contract Year hereunder Employee (i) procures New Sales in an amount equal to or greater than Twenty Million Dollars ($20,000,000) and (ii) the net operating profit margin on such New Sales (inclusive of all compensation to Employee) determined in accordance with the Company's established accounting principles, equals or exceeds five percent (5%).

     4.3 Compensation Review. Prior to commencement of the second Contract Year with respect to bonus compensation and prior to commencement of the third Contract Year and each Contract Year thereafter with respect to base salary and bonus compensation, the Company's Board of Directors, in consultation with Clarion's Compensation Committee, shall review Employee's compensation hereunder and shall make such modifications in Employee's compensation as the Board of Directors determines, in its sole and absolute discretion, to be appropriate. Any modification of compensation shall become effective on the later of the first day the next Contract Year or thirty (30) days after notice to Employee of a modification of his compensation.

     4.4 Options. Upon the commencement of Employee's employment Term, Employee shall be granted options to purchase an aggregate of Four Hundred Fifty Thousand (450,000) shares of Clarion's $.001 par value common stock ("Common Stock"), at an exercise price of Three Dollars and Twenty Five Cents ($3.25) per share (the "Options") vesting in accordance with the following schedule: (i) Options to purchase One Hundred Fifty Thousand (150,000) shares of Common Stock shall vest immediately upon commencement of the Term hereof; and (ii) Options to purchase an additional Sixty Thousand (60,000) shares of Common Stock shall vest on the first day of each of the next five (5) Contract Years hereunder. The Options shall expire on the earlier of five (5) years from the date of vesting or ten
(10) years from the date of grant. The Options shall be issued as incentive stock options pursuant to the Clarion's 1998 Stock Option Plan and shall be subject to termination upon the termination of Employee's Employment with the Company in accordance with the terms thereof.

     4.5 Medical and Dental Insurance, Vacation. Throughout the term of Employee's employment under this Agreement, Employee shall be entitled to receive Company paid medical insurance and dental insurance. Employee shall be entitled to three weeks per Contract Year of paid vacation (to be taken at such time or times as is reasonably convenient to the Company).

     4.6 Expenses. Employee may incur reasonable expenses in performing his services hereunder which shall be reimbursed by the Company, in accordance with the Company's standard expense reimbursement policies for approved expenses, upon presentation by Employee of supporting documentation (e.g., receipts and vouchers) for such expenditures which meet IRS guidelines.

     4.7 Life and Disability Insurance and 401(k) Plan. Employee shall also be entitled to Short Term Disability, Long Term Disability and Life Insurance and a 401(k) plan in accordance with policies from time to time established by the Company and subject to the review and approval of the Board of Directors.

     4.8 Other Fringe Benefits. Employee shall also be entitled to all other employee benefits generally provided by the Company.

5. Term of Employment. The Company hereby employs Employee, and Employee hereby accepts employment with the Company, for a period of six (6) years commencing February 1, 1999 ("Term"); provided that this Agreement shall be automatically renewed for successive one (1) year terms unless either party elects not to renew this Agreement by delivering written notice of its election to the other party no later than sixty (60) days prior to the end of the current term. Notwithstanding anything in this Section 5 to the contrary, this Agreement may be terminated at any time in accordance with
Section 6.

6.   Termination.

     6.1 By the Company for Cause. Employee's employment under this Agreement may be terminated immediately by the Company upon the occurrence of one or more of the following causes:

          A. Employee's conviction of any criminal act involving moral turpitude or which otherwise tends to bring disrepute upon the Company;

          B. The commission by Employee of any act of dishonesty in connection with the performance of any of Employee's duties hereunder (including, but not limited to falsification of Company records, making false statements of material facts to third parties regarding the Company's Business, fraud and misappropriation or embezzlement against the Company or any of its customers or suppliers);

          C. Any willful material breach by Employee of any of the covenants, conditions or restrictions set forth in this Agreement, including, but not limited to, the restrictions set forth in Sections 7, 8 or 9 of this Agreement;

          D. The material failure to perform Employee's duties, and/or to observe the written rules, regulations, policies, directions or restrictions adopted by the Company from time to time to the extent such rules, regulations, policies, directions or restrictions are not inconsistent with the terms of this Agreement, provided that such failure shall not have been cured within ten (10) days after Employee is given specific notice and an opportunity to cure such failure;

          E. If Employee dies or becomes disabled (Employee shall be deemed "disabled" for purposes of this Agreement if he is unable, by reason of illness, accident, or other physical or mental incapacity, to perform substantially all of his regular duties for a continuous period of one hundred twenty (120) days); and

          F. Repeated abuse of alcohol or illegal narcotics which results in the failure of Employee to perform his duties hereunder.

     6.2 By the Company Without Cause. The Company may terminate Employee's employment hereunder on sixty (60) days written notice to Employee.

     6.3 By Employee Upon Breach by the Company. Upon a breach by the Company of the terms of this Agreement, Employee shall have the right to terminate his employment hereunder, provided that the Company has first been afforded thirty (30) days written notice and an opportunity to cure such breach.

     6.4 By Employee Without Cause. Employee may voluntarily terminate his employment hereunder on sixty (60) days written notice to the Company.

     6.5 Effect of Termination. Upon termination of Employee's employment by the Company under Section 6.1, except for a termination resulting from the disability of Employee, or by Employee under Section 6.4, Employee shall be entitled to all compensation accrued but unpaid to the date of termination, but Employee shall have no further rights to any base salary, benefits or other compensation of any kind or nature.

          Upon termination of Employee's employment by the Company under
Section 6.2, by the Company under Section 6.1 as a result of the disability of Employee or by Employee under Section 6.3, Employee shall be entitled to continue to receive all base salary for a period of two (2) months following termination and an amount each month equal to the amount which the Company is then paying for health insurance for Employee on the same dates that he would have received such base salary had such termination of employment not occurred, less any sums which Employee receives from disability insurance maintained by the Company.

          Upon any termination of Employee's employment pursuant to Section 6.1, 6.2, 6.3 or 6.4, Employee shall be entitled to compensation for any accrued and unused vacation hours as provided by applicable law and to any rights under COBRA or other comparable rights as provided by law.

7.   Disclosure or Use of Confidential Information.

     7.1 Confidentiality and Appropriation of Confidential Information. During the term of Employee's employment under this Agreement and thereafter, Employee will keep confidential and will not directly or indirectly reveal, divulge or make known in any manner to any person or entity (except as required by applicable 1aw or in connection with the performance of his duties and responsibilities as an employee hereunder) nor use or otherwise appropriate for Employee's own benefit, or on behalf of any other person or entity by whom Employee might subsequently be employed or otherwise associated or affiliated with, all Confidential Information (as hereinafter defined). Confidential Information shall include information (not readily compiled from publicly available sources) which is made available to Employee or obtained by Employee during the course of his employment relating or pertaining to the Company's business and franchise operations, including trade secrets, business and financial information, operations information, projects, products, customers, supplier names, addresses and pricing policies, company pricing policies, computer programs and software or unpublished know-how, whether patented or unpatented. Employee agrees to cooperate with the Company to maintain the secrecy of and limit the use of such Confidential Information. Employee further agrees that he is under no obligation to any former employer which is in any way inconsistent with this Agreement or which imposes any restriction on the Company.

     7.2 Prevention of Unauthorized Release of Company Information. Employee agrees to promptly advise the Company of any knowledge which he may have of any unauthorized release or use of any Confidential Information, and shall take reasonable measures to prevent unauthorized persons or entities from having access to, obtaining or being furnished with any Confidential Information.

     7.3  Restrictive Covenants.

          A. The Company and the Employee acknowledge and agree that the Employee's duties are of a special and unique character which have a unique value to the Company, the loss of which cannot be adequately compensated by damages in an action at law and, if used in competition with the Company, could cause serious and irreparable harm to the Company. Accordingly, the Employee covenants that during the course of the Employee's employment and for a period of two (2) years thereafter (except in the event of termination pursuant to Section 6.2 or 6.3, the Employee shall not directly or indirectly solicit, divert or appropriate or attempt to solicit, divert or appropriate any clients, vendors, customers, or accounts of the Company which are or were active clients, vendors, customers, or any customers or accounts or persons or entities which were clients, vendors, customers or accounts of the Company during the two year period preceding the Employee's termination of employment, for himself or on behalf of any person, corporation, partnership or other business entity which, engages in business activities which are competitive with the Business of the Company. In addition, for a two (2) year period following termination of this Agreement for any reason (except in the event of termination pursuant to Section 6.2 or 6.3, the Employee shall not be employed by or affiliated in any way with any person or entity engaged in a business which is competitive with the Business of the Company in the geographical area in which the Company conducts its business. The Employee acknowledges that the Company is or shall be engaged in business on a national as well as international basis and that, accordingly, geographical limitations on the aforesaid restrictive covenant other than those set forth herein are neither practical nor reasonable.

          B. The Employee shall not, on his own behalf or on behalf of others, solicit, divert or hire away, or attempt to solicit, divert or hire away, any person employed by the Company, whether or not such employee is a full-time employee or a temporary employee of the Company and whether or not such employment is pursuant to a written agreement or is at will, at any time during the term hereof and for a period of two (2) years after the Employee ceases to be employed by the Company.

          C. Compliance with the restrictive covenants of this Agreement is a condition precedent to the Company's obligation to make any payments of any nature to the Employee whether under this Agreement or otherwise. Nothing in this Agreement shall be construed as prohibiting the Company from pursuing any other remedies available to it for a breach or threatened breach of this Agreement.

          D.   As used in this Section 7.3, "clients", "vendors",
"customers" or "accounts" shall include any person or entity that directly or indirectly, through one or more intermediaries, controls or is controlled by or is under common control with any such "clients", "vendors", "customers" or "accounts".

          E. The Employee agrees that each of such covenants is separate, distinct and severable not only from the other of such covenants but also from the remaining provisions of this Agreement; that the unenforceability of any such covenant or agreement shall not affect the validity or enforceability of any other such covenant or agreements or any other provision or provisions of this Agreement; and that, in the event any court of competent jurisdiction determines, rules or holds that any such provision, covenant or agreement hereof is overly broad or against the public policy of the state, then said court is specifically authorized to reform and narrow said provision, covenant or agreement to the extent necessary to make it valid and enforceable.

8. Proprietary Rights and Materials. All documents, memoranda, reports, notebooks, correspondence, files, lists and other records, and the like, designs, drawings, specifications, computer software and computer equipment, computer printouts, computer disks, arid all photocopies or other reproductions thereof, affecting or relating to the business of the Company, which Employee shall prepare, use, construct, observe, posses or control ("Company Materials"), shall be and remain the sole property of the Company. Upon termination of this Agreement, Employee shall deliver promptly to the Company all such Company Materials.

9. Inventions and Discoveries. Employee hereby assigns to the Company all of Employee's rights, title and interest in and to all inventions, discoveries, processes, standards, procedures, designs and other intellectual property related to the business of the Company hereinafter collectively referred to as the "Inventions", and all improvements on existing Inventions made or discovered by Employee during the Term of Employee's employment hereunder. Promptly upon the making of any such Invention or improvement thereon, Employee shall disclose the same to Company and shall execute and deliver to Company such reasonable documents as Company may request to confirm the assignment of Employee's rights therein and, if requested by Company, shall assist Company in applying for and prosecuting any patents which may be available in respect thereof. Inventions originated by Employee shall be considered by the Board of Directors in determining compensation modifications hereunder.

10.  Remedies.

     10.1 Injunctive Relief. The Company and Employee recognize and acknowledge that Employee is employed under this Agreement as an employee in a position where Employee will be rendering personal services of a special, unique, unusual and extraordinary character requiring extraordinary ingenuity and effort by Employee. Employee hereby acknowledges that compliance with the provisions of Sections 7,8 and 9 of this Agreement (which shall survive the termination of this Agreement in all respects) is necessary to protect the goodwill and other proprietary interests of the Company and that the Company would suffer continuing and irreparable injury which injury is not adequately compensable in monetary damages or at law. Accordingly, Employee agrees that the Company, its successors and assigns may obtain injunctive relief against the breach or threatened breach of the foregoing provisions, in addition to any other legal remedies which may be available to it under this Agreement (including money damages), and that any such breach or threatened breach may be preliminarily enjoined by the Company without bond.

     10.2 Other Remedies. No remedy conferred by any of the specific provisions of this Agreement is intended to be exclusive of any other remedy, and each and every remedy shall be cumulative and shall be in addition to every other remedy given hereunder or now or hereafter existing at law or in equity or by statute or otherwise. The election of anyone or more remedies by the Company shall not constitute a waiver of the right to pursue other available remedies.

     10.3 Accounting for Profits. Employee covenants and agrees that if he violates the provisions of Sections 7, 8 or 9, the Company shall be entitled to an accounting and repayment of all profits, compensation, commissions, remuneration or other benefits that Employee has realized and may realize as a result of or in connection with any such violation. These remedies shall be in addition and not in limitation of any injunctive relief or other rights or remedies to which the Company is or may be entitled at law, in equity or under this Agreement.

     10.4 Attorneys' Fees. If litigation arises under this Agreement between Company and Employee, the prevailing party in such litigation shall be entitled to recover its reasonable attorneys' and paralegal's fees, court costs and out-of-pocket litigation expenses from the non-prevailing party.

     10.5 Arbitration. Any controversy or claim arising out of, or relating to this Agreement, except Sections 7, 8 and 9, shall be resolved by arbitration in accordance with the Commercial Rules of the American Arbitration Association then in effect. The decision of the arbitrator shall be final and binding upon the parties hereto, and judgment upon the award rendered by the arbitrator maybe entered in any court of competent jurisdiction. There shall be a single arbitrator, the situs of the arbitration shall be in the County of Williams, State of Ohio, and the prevailing party (or parties) shall also recover from the losing party (or parties) reasonable attorneys' fees and the costs of arbitration as part of the judgment rendered.

     10.6 Cumulative Remedies. The remedies described in this Section 10 are in addition to and not in substitution for any other remedies available under the law.

11. Severability. It is the desire of the parties that the provisions and restrictions of this Agreement be enforced to the fullest extent permissible under the laws and public policies in each jurisdiction in which enforcement might be sought. Thus, whenever possible, each provision or restriction of this Agreement shall be interpreted in such manner as to be effective under applicable law. If any section or portion of this Agreement or the application thereof to any party or circumstance shall be prohibited by or invalid under applicable law, the invalidity or unenforceability of that section or portion of this Agreement shall not invalidate any other section or portion, nor sha11 it affect the application of such section or portion to other parties or other circumstances. If in any judicial proceeding, a court sha11 refuse to enforce this Agreement, whether because the time limit is too long or because the restrictions contained herein are more extensive (whether as to geographic area, scope of business or otherwise) than is necessary to protect the business and goodwill of the Company, it is expressly understood and agreed between the parties hereto that this Agreement is deemed modified to the extent necessary to permit this Agreement to be enforced in any such proceedings.

12. Continuing Obligations. Employee's obligations pursuant to Sections 7, 8 and 9 of this Agreement and the rights and remedies of the Company hereunder shall continue in effect beyond the term of this Agreement.

13. Waiver or Modification. No waiver or modification of this Agreement or of any covenant, condition, or limitation herein contained shall be valid unless in writing and duly executed by the party to be charged therewith. Furthermore, no evidence of any modification or waiver shall be offered or received as evidence in any litigation between the parties arising out of or affecting this Agreement or the rights or obligations of any party hereunder, unless such waiver or modification is in writing, duly executed as aforesaid. The provisions of this Section may not be waived except as herein set forth.

14. Entire Agreement. This written Agreement contains the sole and entire agreement between the parties as to the matters contained herein, and supersedes any and all other agreements between them. The parties acknowledge and agree that neither of them has made any representation with respect to such matters of this Agreement or any representations except as are specifically set forth herein, and each party acknowledges that he or it has relied on his or its own judgment in entering into this Agreement The parties further acknowledge that statements or representations that may have been heretofore made by either of them to the other are void and of no effect and that neither of them has relied thereon in connection with his or its dealing with the other.

15. Choice of Law. This Agreement and the performance hereunder and all suits arid special proceedings hereunder sha11 be construed in accordance with the laws of the State of Illinois.

16. Binding Effect of Agreement; Assignment; Merger; Dissolution. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their heirs, successors, assigns and legal representatives. This Agreement shall be construed as a contract for personal services by Employee to the Company and shall not be assignable by Employee. In the event of the sale, merger or consolidation of the Company, Employee agrees that the Company may assign its rights and obligations hereunder to its successor or purchaser.

17. Notices. All notices, requests, demands and other communications required or permitted hereunder shall be in writing and shall be deemed to have been duly given when delivered by hand or when mailed by certified registered mail, return receipt requested, with postage prepaid to their current address or to such other address as they request in writing.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement the day and year first written above.


                             "Company"

                             CLARION PLASTICS TECHNOLOGIES, INC.,
                             an Ohio corporation


                             By: /s/ Robert W. Martin
                                ----------------------------------
                                Robert W. Martin,
                                Chief Financial Officer


                             "Employee"

                              /s/ William Beckman
                             -------------------------------------
                             WILLIAM BECKMAN


                             "Clarion"

                             CLARION TECHNOLOGIES, INC.,
                             a Delaware corporation


                             By:
                                ----------------------------------
                                Jack D. Rutherford,
                                Chairman & Chief Executive Officer

<EX-21>
                                                               EXHIBIT 21


                    SUBSIDIARIES OF THE REGISTRANT


                                                           State of
                 Name                                    Incorporation
  -----------------------------------                    -------------
  Clarion Plastics Technologies, Inc.                         Ohio
  Clarion Specialty Products, Inc.                            Ohio
  Clarion Sourcing, Inc.                                    Illinois
  Rose & Associates                                         Delaware
  Mito Plastics, Inc.                                       Michigan
  Wamar Products, Inc.                                      Michigan
  Wamar Tool & Machine Co.                                  Michigan
  Double "J" Molding, Inc.                                  Michigan
  Clarion Real Estate LLC                                   Michigan
  201 Lovejoy LLC                                           Michigan
  Clarion-Drake Acquisition, Inc.                           Michigan