Form 10QSB
period 2000-04-01
CLARION TECHNOLOGIES INC/DE/
filed 2000-05-15
CIK 835409

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB


             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 1, 2000
                      Commission file number  0-24690


                         CLARION TECHNOLOGIES, INC.
   ---------------------------------------------------------------------
              (Name of small business issuer in its charter)

            Delaware                              91-1407411
   ---------------------------------------------------------------------
    (State of incorporation)         (I.R.S. Employer Identification No.)

     235 Central Avenue, Holland, Michigan                       49423
   ---------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip Code)

                Issuer's telephone number:  (616) 494-8885



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No



The number of shares outstanding of registrant's common stock was 20,542,254 as of April 29, 2000.



Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                               ---   ---

                     PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)


                                                  THREE MONTHS ENDED
                                              ---------------------------
                                                APRIL 1,       MARCH 31,
                                                  2000           1999
                                              ------------   ------------

Net sales                                     $ 25,085,000   $  3,059,000
Cost of sales                                   21,371,000      3,017,000
                                              ------------   ------------
    Gross profit                                 3,714,000         42,000

Selling, general and administrative expenses     2,334,000      1,527,000
                                              ------------   ------------
    Operating income(loss)                       1,380,000     (1,485,000)

Interest expense                                (1,230,000)       (51,000)
Other income - net                                  48,000         10,000
                                              ------------   ------------
    Income(loss) before income taxes               198,000     (1,526,000)

Provision for income taxes                         118,000          6,000
                                              ------------   ------------
    Net income(loss)                          $     80,000   $ (1,532,000)
                                              ============   ============


Net income(loss)                              $     80,000   $ (1,532,000)

Preferred stock dividends declared                (548,000)             -
                                              ------------   ------------
Loss designated to common shareholders        $   (468,000)  $ (1,532,000)
                                              ============   ============

Loss per share:
  Basic                                       $       (.02)  $       (.10)
                                              ============   ============
  Diluted                                     $       (.02)  $       (.10)
                                              ============   ============


  See accompanying notes to condensed consolidated financial statements.

              CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS


                                                APRIL 1,     DECEMBER 31,
                                                  2000           1999
                                              ------------   ------------
                                              (unaudited)
                     ASSETS
Current assets:
  Cash and cash equivalents                   $  2,149,000   $  6,560,000
  Accounts receivable, net                      16,380,000      9,543,000
  Inventories                                    6,389,000      3,752,000
  Prepaid expenses and other current assets      1,056,000        706,000
                                              ------------   ------------
      Total current assets                      25,974,000     20,561,000

Property, plant and equipment, net              50,835,000     33,594,000
Costs in excess of net assets acquired, net     31,461,000      5,567,000
Other assets                                     1,222,000        592,000
                                              ------------   ------------
                                              $109,492,000   $ 60,314,000
                                              ============   ============

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                             $     87,000   $     87,000
  Current portion of long-term debt              3,482,000        463,000
  Accounts payable                              15,907,000      8,395,000
  Accrued liabilities and dividends payable      7,171,000      5,885,000
                                              ------------   ------------
      Total current liabilities                 26,647,000     14,830,000

Long-term debt, net of current portion          53,116,000     23,204,000
Deferred taxes and other liabilities               646,000        737,000
                                              ------------   ------------
    Total liabilities                           80,409,000     38,771,000

Value of common shares subject to redemption     2,550,000      2,550,000

Shareholders' equity:
  Preferred stock                               15,702,000     15,670,000
  Common stock                                      21,000         19,000
  Additional paid-in capital                    31,794,000     23,820,000
  Accumulated deficit                          (20,984,000)   (20,516,000)
                                              ------------   ------------
      Total shareholders' equity                26,533,000     18,993,000
                                              ------------   ------------
                                              $109,492,000   $ 60,314,000
                                              ============   ============
  See accompanying notes to condensed consolidated financial statements.

              CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                  THREE MONTHS ENDED
                                              ---------------------------
                                                APRIL 1,       MARCH 31,
                                                  2000           1999
                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss)                            $     80,000   $ (1,532,000)
  Depreciation and amortization                  1,480,000        218,000
  Changes in operating assets and liabilities   (2,923,000)    (1,804,000)
  Other, net                                      (207,000)         4,000
                                              ------------   ------------
Cash used in operating activities               (1,570,000)    (3,114,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                            (443,000)    (8,938,000)
  Proceeds from sale of equipment                    3,000              -
  Acquisitions, net of cash acquired           (27,255,000)             -
                                              ------------   ------------
Cash used in investing activities              (27,695,000)    (8,938,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in short-term debt                 (3,500,000)        30,000
  Proceeds from borrowings                      49,800,000      6,439,000
  Repayments of long-term debt                 (20,972,000)      (441,000)
  Capital lease payments                           (81,000)        (4,000)
  Net preferred stock issued                        32,000              -
  Net common stock issued                                -      5,710,000
  Preferred stock dividends paid                  (425,000)             -
                                              ------------   ------------
Cash provided by financing activities           24,854,000     11,734,000
                                              ------------   ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS       (4,411,000)      (318,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR     6,560,000      3,973,000
                                              ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD      $  2,149,000   $  3,655,000
                                              ============   ============






  See accompanying notes to condensed consolidated financial statements.

              CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Clarion Technologies, Inc. and Subsidiaries (collectively referred to as "Clarion" or the "Company") have been prepared, without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and adjustments, considered necessary for a fair presentation of the condensed consolidated financial statements have been made. Certain amounts for prior periods have been reclassified to conform with the current period financial statement presentation. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Effective January 1, 2000, the Company adopted 4-4-5 quarterly accounting cycles. The first quarter of 2000 ended on April 1, whereas the first quarter of 1999 ended on March 31. The Company's 2000 first quarter results from operations would have been approximately the same if the current year quarter had ended on March 31 rather than on April 1.


NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Components of inventories are summarized as follows:

                                                APRIL 1,     DECEMBER 31,
                                                  2000           1999
                                              ------------   ------------
  Raw materials                               $  1,848,000   $  1,626,000
  Work in process                                2,517,000      1,331,000
  Finished goods                                 2,024,000        795,000
                                              ------------   ------------
                                              $  6,389,000   $  3,752,000
                                              ============   ============

              CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 3.  EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculation of basic and diluted EPS.

                                                  THREE MONTHS ENDED
                                              ---------------------------
                                                APRIL 1,       MARCH 31,
                                                  2000           1999
                                              ------------   ------------
  Numerators:
    Net income(loss)                          $     80,000   $ (1,532,000)
    Preferred stock dividends declared            (548,000)             -
                                              ------------   ------------
    Loss designated to common shareholders
     for basic and diluted earnings per share $   (468,000)  $ (1,532,000)
                                              ============   ============
  Denominators:
    Weighted-average shares outstanding
     for basic and diluted EPS                  19,875,587     14,818,459
                                              ============   ============

Diluted EPS was the same as basic EPS for each of the periods presented. The diluted share base excluded all common stock equivalents because of the anti-dilutive effect caused by the Company's operating losses designated to the common shareholders during each of those periods.


NOTE 4.  BUSINESS COMBINATIONS

Purchase Transactions:

On February 1, 2000, the Company acquired substantially all the assets of Drake Products Corporation ("Drake"), a full-service plastic injection molding firm based in Greenville, Michigan. Consideration for the acquisition included 2 million shares of Clarion common stock, approximately $25 million in cash and the issuance of two subordinated promissory notes totaling approximately $5.1 million. The Company also assumed approximately $6.7 million of liabilities. The transaction was accounted for under the purchase method of accounting, therefore, assets and liabilities were recorded based upon their fair values at the date of acquisition. Operating results have been included in the Company's condensed consolidated statements of income from the date of acquisition. The Company recorded $26.1 million of costs in excess of the fair value of the net assets acquired, which is being amortized over 40 years.

              CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 4.  BUSINESS COMBINATIONS (continued)

In a related transaction, the Company acquired the real property used by Drake for $2.2 million in cash and the issuance of a $1.0 million promissory note.

On September 30, 1999, the Company acquired Double "J" Molding, Inc. ("Double J"), a tier-two automotive supplier of plastic injection molded parts. The transaction was accounted for under the purchase method of accounting. As such, operating results have been included in the Company's condensed consolidated statements of income from the date of acquisition.

On August 31, 1999, the Company acquired Wamar Products, Inc. ("Wamar Products"), a plastic injection molder and assembler of plastic component and finished products. The transaction was accounted for under the purchase method of accounting. As such, operating results have been included in the Company's condensed consolidated statements of income from the date of acquisition.

The following unaudited pro forma consolidated results of operations are presented as if the acquisitions of Drake, Double J and Wamar Products had been made at the beginning of the periods presented.

                                                  THREE MONTHS ENDED
                                              ---------------------------
                                                APRIL 1,       MARCH 31,
                                                  2000           1999
                                              ------------   ------------
  Net sales                                   $ 29,032,000   $ 26,218,000
  Net income(loss)                                   8,000     (1,457,000)
  Loss per share:
    Basic                                            (0.03)         (0.08)
    Diluted                                          (0.03)         (0.08)

The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchases been made at the beginning of the periods presented or of the future results of the combined operations.

              CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 4.  BUSINESS COMBINATIONS (continued)

Pooling Transactions:

On April 29, 1999 the Company acquired Mito Plastics, Inc. ("Mito"), a full-service product development company providing program management, industrial design, engineering, prototyping and tooling from concept through delivery of complete assemblies all under one roof. The acquisition has been accounted for as a pooling of interests and accordingly all prior period condensed consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of Mito.

On August 31, 1999 the Company acquired Wamar Tool & Machine Co. ("Wamar Tool"), a fully equipped mold making and mold repair firm that serves the plastic injection molding industry. The acquisition has been accounted for as a pooling of interests and accordingly all prior period condensed consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of Wamar Tool.

Net sales and net income of the separate companies for the period preceding the acquisitions and the combined amounts presented in the accompanying condensed consolidated financial statements are presented below:

                                                              MARCH 31,
                                                                1999
                                                            ------------
  Net sales:
    Clarion Technologies, Inc.                              $  1,321,000
    Mito                                                       1,526,000
    Wamar Tool                                                   212,000
                                                            ------------
      Combined                                              $  3,059,000
                                                            ============
  Net loss:
    Clarion Technologies, Inc.                              $ (1,493,000)
    Mito                                                         (20,000)
    Wamar Tool                                                   (19,000)
                                                            ------------
      Combined                                              $ (1,532,000)
                                                            ============

              CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 5.  LONG-TERM DEBT

Long-term debt consisted of the following:
                                                APRIL 1,     DECEMBER 31,
                                                  2000           1999
                                              ------------   ------------
  Line of credit refinanced                   $          -   $  3,500,000
  Revolving credit agreements                   11,800,000      5,575,000
  Term loan (balloon payment terms)             12,000,000              -
  Term loans (amortizing)                       25,811,000     13,752,000
  Promissory notes                               6,135,000              -
  Capital lease obligations                        852,000        840,000
                                              ------------   ------------
                                                56,598,000     23,667,000
    Less current portion                         3,482,000        463,000
                                              ------------   ------------
                                              $ 53,116,000   $ 23,204,000
                                              ============   ============

On February 29, 2000, the Company entered into a new revolving credit agreement that provides for up to $15.0 million in borrowings through February 2003. The Company borrowed $11.8 million under the new credit facility and used the proceeds to pay existing bank debt. At the option of the Company, interest is payable monthly based on LIBOR plus 3.50% or the bank's prime rate plus 1.00%. In February 2001, interest will be variable based on the Company's leverage ratio and will range between LIBOR plus 1.75% to 3.00% or prime rate, to prime rate plus 1.00%, at the option of the Company. In addition, a commitment fee is payable on the unused portion of the credit line. At April 1, 2000, the Company had approximately $1.1 million of unused borrowing capacity under the credit agreement's most restrictive debt covenant. Borrowings are collateralized by all tangible and intangible assets.

Concurrent with the revolving credit agreement, the Company entered into a $12.0 million term loan agreement that requires periodic interest payments and a lump sum payment of principal in February 2003. Proceeds were used to pay existing bank debt. At the option of the Company, interest is payable based on LIBOR plus 1.00% or the bank's prime rate. Borrowings are collateralized by all tangible and intangible assets, in addition to certain personal guarantees. Two members of Clarion's Board of Directors and a Clarion executive officer have guaranteed $3 million of the term debt by each providing $1 million in standby letters of credit. Two other individuals not related to the Company have guaranteed the remaining $9 million; one by providing a standby letter of credit for $3 million, the other by making a $6 million cash deposit with one of the lending banks.

              CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 5.  LONG-TERM DEBT (continued)

The Company has agreed to pay, on behalf of the guarantors providing standby letters of credit, the 1% annual fees due under the letters of credit plus 1% per month on the guaranteed amount. The Company is paying the guarantor providing the cash deposit a 2% fee per month.

On February 29, 2000, in connection with the acquisition of Drake, as described further in Note 4, the Company entered into a $26.0 million term loan agreement with a variable interest rate of LIBOR plus 3.50% or prime rate plus 1.00%, at the option of the Company. The term loan requires periodic payments of principal and interest through February 2003. The Company also has a term loan, unrelated to the acquisition of Drake, with a fixed interest rate of 9.0%, which requires periodic payments of principal and interest through October 2001. Borrowings are collateralized by all tangible and intangible assets.

On February 1, 2000, in connection with the acquisition of Drake, as described further in Note 4, the Company issued two promissory notes totaling $6.0 million with a fixed interest rate of 12.0% that requires periodic payments of interest through January 2005 with a balloon payment in February 2005. The Company also issued a $135,000 non-interest-bearing promissory note that requires periodic payments through January 2002.

Maturities of long-term debt for the next five years subsequent to April 1, 2000 are as follows:

  At April 1, 2000:
    2000                                                  $ 3,482,000
    2001                                                    4,363,000
    2002                                                   42,556,000
    2003                                                      181,000
    2004                                                    6,016,000
                                                          -----------
                                                          $56,598,000
                                                          ===========


NOTE 6.  GEOGRAPHIC AND SEGMENT DATA

The Company operates in a single geographic location, North America, and in a single reportable business segment, plastic injection molding.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

The following information should be read in conjunction with the accompanying Condensed Consolidated Financial Statements of the Company and the Management's Discussion and Analysis or Plan of Operation set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

As described in Note 4 of the Notes to Condensed Consolidated Financial Statements, the Company entered into two business combinations during 1999 that were accounted for as poolings of interests. In April, the Company acquired Mito Plastics, Inc. a full-service product development company providing program management, industrial design, engineering, prototyping and tooling from concept through delivery of complete assemblies all under one roof. In August, the Company acquired Wamar Tool & Machine Co., a fully equipped mold making and mold repair firm that serves the plastic injection molding industry. Accordingly, all financial data in the Management's Discussion and Analysis or Plan of Operation is reported as though these companies have always been one entity.

The Company also entered into two business combinations during 1999 and one during 2000 that were accounted for under the purchase method of accounting, as described in Note 4 of the Notes to Condensed Consolidated Financial Statements, that impact the comparability of results between the periods presented. On August 31, 1999, the Company acquired Wamar Products, Inc. a plastic injection molder and assembler of plastic component and finished products. On October 1, 1999, the Company acquired Double "J" Molding, Inc., a tier two automotive supplier of plastic injection molded parts. On February 1, 2000, the Company acquired the assets of Drake Products Corporation, a full-service plastic injection molding firm. Accordingly, financial data in the Management's Discussion and Analysis or Plan of Operations only include operating results for these companies subsequent to their effective acquisition dates.

RESULTS OF OPERATIONS

The table below outlines the components of the Company's Statement of Income as a percentage of net sales:


                                                  THREE MONTHS ENDED
                                              ---------------------------
                                                APRIL 1,       MARCH 31,
                                                  2000           1999
                                              ------------   ------------
  Net sales                                       100.0%         100.0%
  Cost of sales                                    85.2%          98.6%
                                                --------       --------
    Gross profit                                   14.8%           1.4%

  Selling, general and
    administrative expenses                         9.3%          49.9%
                                                --------       --------
    Operating income(loss)                          5.5%         (48.5%)

  Other income(expense)                            (4.7%)         (1.4%)
                                                --------       --------
    Income(loss) before income taxes                0.8%         (49.9%)
  Provision for income taxes                         .5%            .2%
                                                --------       --------
    Net income(loss)                                0.3%         (50.1%)
                                                ========       ========


Net sales

Net sales for the first three months of 2000 was $25.1 million, an increase of $22.0 million over net sales of $3.1 million for the corresponding period of 1999. Of this increase, $19.8 million was due to the acquisitions of Wamar Products in August 1999, Double J in September 1999 and Drake in February 2000. The remaining sales increase was primarily attributable to higher sales volume at the Company's new Montpelier, Ohio large-tonnage facility, which was in its start-up phase during the first quarter of 1999.

Gross profit

Gross profit, as a percentage of net sales, for the first quarter of 2000 was 14.8% compared to 1.4% for the corresponding period of 1999. The improvement in gross margin for the first quarter of 2000 was primarily attributable to the gross profit recorded by the Company's small and medium tonnage injection molding facilities, which were acquired subsequent to the first quarter of 1999. Adversely impacting the gross margin for the first quarter of 2000 was the under absorption of overhead costs at the Company's new Montpelier, Ohio large tonnage injection molding facility that is operating below practical capacity. Management believes that business booked or anticipated to be booked later in 2000 and beyond should bring this facility closer to normal operating levels. Manufacturing overhead at this facility is being minimized where possible. Gross margin for the first quarter of 1999 was also adversely impacted by the under absorption of fixed costs associated with the start-up operations at the Montpelier facility; the Company's sole injection molding facility at the time.

Excluding the acquisitions of Wamar Products, Double J, and Drake, gross profit, as a percentage of net sales, for the first quarter of 2000 would have been approximately 5.4%, as compared to 1.4% for the corresponding period of 1999. The improvement in gross margin on a comparative basis was primarily attributable to increased absorption of overhead costs, as a result of higher sales volume at the Montpelier large tonnage facility, which was in its start-up phase during the first quarter of 1999.

Selling, general and administrative expenses

Selling, general and administrative expenses for the first quarter of 2000 increased $0.8 million to $2.3 million from $1.5 million for the comparable quarter in 1999. This increase was primarily the result of the acquisition of Drake during the first quarter of 2000. As a percentage of net sales, selling, general and administrative expenses decreased from 49.9% to 9.3%. This decrease, as a percentage of net sales, was indicative of higher net sales in the first quarter of 2000, as compared to the first quarter of 1999 when significant costs were incurred, in relation to the sales volume, to support the Company's long-term strategy of growth through acquisitions. The Company anticipates that the level of selling, general and administrative expenses will continue to increase in order to support continued growth and expansion, however, management believes that selling, general and administrative expenses will continue to decrease as a percentage of net sales.

Interest expense

Interest expense for the first quarter of 2000 increased $1.1 million to $1.2 million from $0.1 million for the comparable quarter in 1999. The increase was the result of additional interest expense being recognized due to higher debt levels for financing the new Montpelier facility, certain acquisition funding and general working capital needs.

Income taxes

The Company's effective income tax rate for the first quarter of 2000 and 1999 differed from the applicable statutory rate primarily due to nondeductible goodwill amortization, the effect of Michigan Single Business tax, and fully reserving future federal income tax benefits, which are comprised primarily of net operating loss carryforwards.

Net income (loss)

Net income for the first quarter of 2000 was $80,000 compared to a net loss of $1.5 million for the first quarter of 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company had a total cash balance of $2.1 million at April 1, 2000. The Company's primary cash requirements are for working capital needs, capital expenditures, business acquisitions, debt service obligations and preferred stock dividends. These cash requirements have increased due to the growth of the Company and are expected to continue to increase as a result of future anticipated growth. Historically, the Company's main sources of cash have been from the sale of equity securities and bank borrowings. The Company believes that cash generated from operations, together with amounts available under its revolving credit facility and any other available financing source, will be adequate to permit the Company to meet its cash requirements, although no assurance can be given in this regard. Changes in the Company's economic condition or other unforeseen circumstances could cause these funds to not be available to meet its cash requirements. In addition, the Company intends to pursue, as part of its business strategy, future growth through acquisitions that may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, the Company may be required to obtain additional debt or equity financing in connection with such transactions. There can be no assurance, however, that additional financing will be available to the Company, when and if needed, on acceptable terms or at all.

Net cash used by operating activities decreased to $1.6 million for the first quarter of 2000 from $3.1 million for the first quarter of 1999. The decrease in cash used by operating activities was primarily attributable to improved profitability. Working capital at April 1, 2000 was a negative $0.7 million, compared with a positive $5.7 million at December 31, 1999. The decrease reflected the cash paid and current portion of long-term debt incurred in connection with the Drake acquisition.

During the first quarter of 2000, the Company used cash of $0.4 million for capital expenditures, $27.3 million, net of cash acquired, for acquisitions and $425,000 to pay dividends to preferred shareholders.

On February 1, 2000, the Company acquired substantially all the assets of Drake Products Corporation, a full-service plastic injection molding firm based in Greenville, Michigan. Consideration for the acquisition included 2 million shares of Clarion common stock, approximately $25 million in cash and the issuance of two subordinated promissory notes totaling approximately $5.1 million. The Company also assumed approximately $6.7 million of liabilities.

In a related transaction, the Company also acquired the real property used by Drake for $2.2 million in cash and the issuance of a $1.0 million promissory note.

At April 1, 2000, the Company's total debt was $56.7 million, of which $49.7 million represented bank debt. This is in comparison to the $23.8 million in total debt at December 31, 1999, of which $22.8 million represented bank debt. The increase in total debt resulted principally from new long-term bank borrowings of $49.8 million and the issuance of $6.1 million in promissory notes associated with the Drake acquisition, offset by repayments totaling $24.6 million. The bank debt outstanding at December 31, 1999 was replaced by a new revolving credit facility and term loan in February 2000.

On February 29, 2000, the Company entered into a new revolving credit agreement that provides for up to $15.0 million in borrowings through February 2003. The Company borrowed $11.8 million under the new credit facility and used the proceeds to pay existing bank debt. At the option of the Company, interest is payable based on LIBOR plus 3.50% or the bank's prime rate plus 1.00%. In February 2001, interest will be variable based on the Company's leverage ratio and will range between LIBOR plus 1.75% to 3.00% or prime rate to prime rate plus 1.00%, at the option of the Company. In addition, a commitment fee is payable on the unused portion of the credit line. At April 1, 2000, the Company had approximately $1.1 million of unused borrowing capacity under the credit agreement's most restrictive debt covenant. Borrowings are collateralized by all tangible and intangible assets.

Concurrent with the revolving credit agreement, the Company entered into a $12.0 million term loan agreement that requires periodic interest payments and a lump sum payment of principal in February 2003. Proceeds were used to pay existing bank debt. At the option of the Company, interest is payable based on LIBOR plus 1.00% or the bank's prime rate. Borrowings are collateralized by all tangible and intangible assets, in addition to certain personal guarantees. Two members of Clarion's Board of Directors and a Clarion executive officer have guaranteed $3 million of the term debt by each providing $1 million in standby letters of credit. Two other individuals not related to the Company have guaranteed the remaining $9 million; one by providing a standby letter of credit for $3 million, the other by making a $6 million cash deposit with one of the lending banks. The Company has agreed to pay, on behalf of the guarantors providing standby letters of credit, the 1% annual fees due under the letters of credit plus 1% per month on the guaranteed amount. The Company is paying the guarantor providing the cash deposit a 2% fee per month.

On February 29, 2000, in connection with the acquisition of Drake, the Company entered into a $26.0 million term loan agreement with a variable interest rate of LIBOR plus 3.50% or prime rate plus 1.00%, at the option of the Company. The loan requires monthly principal payments of $250,000 through February 2001, $333,333 through February 2002, and $416,667 through January 2003, plus interest. A final principal payment of $14.4 million plus interest is due in February 2003. Borrowings are collateralized by all tangible and intangible assets.

Debt covenants covering the new credit facilities require the Company to maintain certain fixed charge coverage and leverage ratios. Other provisions establish minimum tangible net worth and EBITDA targets, and limit capital expenditures and Company indebtedness. There are also restrictions on the payment of dividends.

On February 1, 2000, in connection with the acquisition of Drake, the Company issued two promissory notes totaling $6.0 million with a fixed interest rate of 12% that requires periodic payments of interest through January 2005 with a balloon payment in February 2005. The Company also issued a $135,000 non-interest-bearing promissory note that requires periodic payments through 2002.

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

YEAR 2000 READINESS DISCLOSURE

Many computer systems and software products were designed to accept only two digits in date code fields which could result in recognizing the entry ?00? as the year 1900 rather than the year 2000. Consequently, such computer systems and software products need to be upgraded to comply with Year 2000 ("Y2K") requirements. Clarion had actively taken steps prior to December 31, 1999 to insure that information technology systems, embedded technology and material third parties were all prepared to process date-related information in the Year 2000 without disruption.

As of the date of this filing, the Company has not experienced any Y2K-related problems and is unaware of any future potential interruptions that could result from Y2K readiness issues. The Company continues to monitor its operations and transactions with customers and vendors for possible Y2K issues.

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

The statements contained in this document or incorporated by reference that are not historical facts are forward-looking statements within the meaning of the ?safe harbor? provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations or beliefs and are subject to a number of risks and uncertainties. In particular, any statement contained herein regarding the consummation and benefits of future acquisitions, as well as expectations with respect to future sales, operating efficiencies, and product expansion are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which may cause actual results, performance or achievements to differ materially from those described in the forward looking statements. Factors which may cause actual results to differ materially from those contemplated by the forward-looking statements, include, among other things: overall economic and business conditions; the demand for the Company's goods and services; competitive factors in the industries in which the Company competes; increases in production or material costs that cannot be recouped in product pricing; changes in government regulations; changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate fluctuations and other capital market conditions; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions; and the timing, impact and other uncertainties of future acquisitions. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not currently involved in any material lawsuits. The Company is subject to claims and litigation in the ordinary course of its business, but does not believe that any such claim or litigation will have a material adverse effect on its consolidated financial position, results of operations or cash flow.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended April 1, 2000, the Company sold options to acquire 4,000 shares of convertible preferred stock for cash at an aggregate price (inclusive of exercise price of $32,000). The private offering to accredited investors only was conducted pursuant to Rule 506 promulgated under Regulation D of the Securities Act of 1933, as amended.

During the three months ended April 1, 2000, the Company issued unregistered shares of its Common Stock in the following transactions:

In February, the Company issued 2,000,000 shares of Common Stock as consideration for the Company's acquisition of substantially all of the assets of Drake Products Corporation. The securities were issued pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None during the first quarter of the fiscal year covered by this report.


ITEM 5. OTHER INFORMATION

Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBIT                                                      PAGE
        NUMBER                      DESCRIPTION                     NUMBER
        -------  -------------------------------------------------  ------
         10(a)   Employment Agreement, dated March 23, 1999          21
                 between the Company and Timothy R. Kline

         10(b)   Employment Agreement, dated February 1, 2000        30
                 between the Company and Michael C. Miller

         10(c)   Employment Agreement, dated February 1, 2000        39
                 between the Company and Jeffrey W. Anonick

         27      Financial Data Schedule                             n/a

(b) The Company filed the following report on Form 8-K during the three months ended April 1, 2000:

          March 15, 2000; pursuant to Item 2, the Company reported the acquisition of substantially all the assets of Drake Products Corporation. No financial statements were filed as part of this report.

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CLARION TECHNOLOGIES, INC.


Date:  May 15, 2000             /s/ David W. Selvius
                                -----------------------------------------
                                David W. Selvius, Chief Financial Officer








































                                  -20-
<EX-10>
                                                            EXHIBIT  10(a)

                         EMPLOYMENT AGREEMENT

     THIS EMPLOYMENT AGREEMENT (the "Agreement") is dated March 23, 1999 and is effective as of the 1st day of September, 1998, by and between CLARION PLASTICS TECHNOLOGIES, INC., an Ohio corporation ("Company") and TIMOTHY R. KLINE ("Employee"). CLARION TECHNOLOGIES, INC., a Delaware corporation ("Clarion"), the parent company of the Company, joins as an additional party to this Agreement for purposes of the stock compensation provided in Section 4 hereof.

                               RECITALS

     A. The Company is engaged in the business of custom injection molding, assembly, tooling, product design, advanced engineering and program management (the "Business").

     B. The Company wishes to employ Employee, and Employee agrees to serve, as President and Chief Operating Officer of the Company subject to the terms and conditions set forth below.

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

2. Duties. Employee shall serve in the capacity of President and Chief Operating Officer of the Company. Employee's principal duties and responsibilities shall consist of prin1ary responsibility for the general and active supervision and management of the business activities and functions of the Company and its subordinate officers, agents and employees. Employee shall perform such other services and duties as may from time to time be assigned to Employee by the Company's Board of Directors or Chief Executive Officer provided that such other services and duties are not inconsistent with any other term of this Agreement. Except during vacation periods or in accordance with the Company's personnel policies covering executive leaves and reasonable periods of illness or other incapacitation, Employee shall devote his services to the Company's Business and interests in a manner consistent with Employee's title and office and the Company's needs for his services. Employee agrees to perform his duties pursuant to this Agreement in good faith and in a manner which he honestly believes to be in the best interests of the Company, and with such care, including reasonable inquiry, as an ordinary prudent person in a like position would use under similar circumstances. Employee agrees to observe a duty of loyalty to the Company placing the interests of the
                                  -21-


Company ahead of his own. Such duties shall be rendered at such place or places as the Company shall require in accordance with the best interests, needs, business and opportunities of the Company. However, in no event, shall the Company require Employee to move his principal residence. Employee shall at all times be subject to and shall observe and carry out such reasonable rules, regulations, policies, directions and restrictions as may be established from time to time by the Company.

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

4.   Compensation and Benefits.

     4.1 Base Salary. In consideration of Employee's performance of all of his duties and responsibilities hereunder and his observance of all of the covenants, conditions and restrictions contained herein, Employee shall be entitled to receive from the date of this Agreement through August 31, 1999, a base salary of One Hundred Eighty Thousand Dollars ($180,000) per year, payable in weekly or other periodic installments in accordance with the Company's payroll procedures in effect from time to time. The base salary has been expressed in terms of a gross amount, and the Company is or may be required to withhold from such gross amount deductions in respect of federal, state or local income taxes, FICA and the like. Employee's base salary for any renewal term hereof shall be determined by the Compensation Committee of the Company's Board of Directors.

     4.2 Options. Effective January 1, 1999, Employee shall be granted options to purchase an aggregate of fifty Thousand (50,000) shares of Clarion's $.01 par value common stock ("Common Stock"), at an exercise price of Two Dollars ($2.00) per share (the "Options"). The options shall be issued as incentive stock options or non-qualified stock options pursuant to the Company's 1998 Stock Option Plan.

     4.3 Incentive Bonus. Employee shall be entitled to an incentive bonus in the amount of Fifty Thousand (50,000) shares of Common Stock for performance during the period commencing on the date of this Agreement.
The shares shall be issued to Employee effective January 1, 1999 and shall be held in an escrow account until such time as the Company achieves net earnings (based on four (4) consecutive fiscal quarters) of Four Million Dollars ($4,000,000) (the "Target"). Employee acknowledges that the Company will issue an Internal Revenue Service ("IRS") Form 1099 for 1999 for One Hundred Thousand Dollars ($100,000). Upon achieving the Target, Clarion shall cause the shares of Common Stock to be released to Employee for the escrow account. Employee shall forfeit all rights to the shares of Common Stock granted hereunder in the event that Employee of the Company
                                  -22-


terminates his employment with the Company prior to the Company's achievement of the Target; provided, however, that Employee's rights to the shares shall continue in the event his employment is terminated as the result of death or disability.

     4.4 Signing Bonus. As a one-time bonus for agreeing to enter into this Agreement, Clarion shall issue to Employee, effective January 1, 1999, Twenty-Five Thousand (25,000) shares of Common Stock, at an agreed value of $2.00 per share. Employee acknowledges that the Company will issue an IRS Form 1099 for 1999 for Fifty Thousand Dollars ($50,000).

     4.5 Medical and Dental Insurance, Vacation. Throughout the term of Employee's employment under this Agreement, Employee shall be entitled to receive Company paid medical insurance and dental insurance. Employee shall be entitled to three weeks of paid vacation (to be taken at such time or times as is reasonably convenient to the Company).

     4.6 Expenses. Employee may incur reasonable expenses in performing his services hereunder which shall be reimbursed by the Company, in accordance with the Company's standard expense reimbursement policies for approved expenses, upon presentation by Employee of supporting documentation (e.g., receipts and vouchers) for such expenditures which meet IRS guidelines.

     4.7 Life and Disability Insurance and 401(k) Plan. Employee shall also be entitled to Short Term Disability, Long Term Disability and Life Insurance and a 401(k) plan, subject to the review and approval of the Board of Directors.

     4.8 Other Fringe Benefits. Employee shall also be entitled to all other employee benefits generally provided by the Company.

5. Term of Employment. The Company hereby employs Employee, and Employee hereby accepts employment with the Company, for a period of one (1) year terminating on August 31, 1999 ("Term"); provided that this Agreement shall be automatically renewed for successive one (1) year terms unless either party elects not to renew this Agreement by delivering written notice of its election to the other party no later than sixty (60) days prior to the end of the current term. Notwithstanding anything in this Section 5 to the contrary, this Agreement may be terminated at any time in accordance with
Section 6.

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

     6.5 Effect of Termination. Upon termination of Employee's employment by the Company under Section 6.1, except for a termination resulting from the disability of Employee, Employee shall be entitled to all compensation accrued but unpaid to the date of termination, but Employee shall have no further rights to any base salary, benefits or other compensation of any kind or nature.

          Upon termination of Employee's employment by the Company under
Section 6.2, by the Company under Section 6.1 as a result of the disability of Employee or by Employee under Section 6.3, Employee shall be entitled to continue to receive all base salary for a period of six months following termination and an amount each month equal to the amount which the Company is then paying for health insurance for Employee on the same dates that he would have received such base salary had such termination of employment not occurred, less any sums which Employee receives from disability insurance maintained by the Company.

          Upon termination of Employee's employment pursuant to Section 6.4, Employee shall be entitled to continue to receive one-half (1/2) of the base salary for a period of six months following termination on the same dates that he would have received such base salary had such termination of employment not occurred.


          Upon any termination of Employee's employment pursuant to Section 6.1, 6.2, 6.3 or 6.4, Employee shall be entitled to compensation for any accrued and unused vacation hours as provided by applicable law and to any rights under COBRA or other comparable rights as provided by law.

7.   Disclosure or Use of Confidential Information.

     7.1 Confidentiality and Appropriation of Confidential Information. During the term of Employee's employment under this Agreement and thereafter, Employee will keep confidential and will not directly or indirectly reveal, divulge or make known in any manner to any person or entity (except as required by applicable 1aw or in connection with the performance of his duties and responsibilities as an employee hereunder) nor use or otherwise appropriate for Employee's own benefit, or on behalf of any other person or entity by whom Employee might subsequently be employed or otherwise associated or affiliated with, any Confidential Information (as hereinafter defined). Confidential Information shall include information (not readily compiled from publicly available sources) which is made available to Employee or obtained by Employee during the course of his employment relating or pertaining to the Company's business and franchise operations, including trade secrets, business and financial information, operations information, projects, products, customers, supplier names, addresses and pricing policies, company pricing policies, computer programs and software or unpublished know-how, whether patented or unpatented. Employee agrees to cooperate with the Company to maintain the secrecy of and limit the use of such Confidential Information. Employee further agrees that he is under no obligation to any former employer which is in any way inconsistent with this Agreement or which imposes any restriction on the Company.

     7.2 Prevention of Unauthorized Release of Company Information. Employee agrees to promptly advise the Company of any knowledge which he may have of any unauthorized release or use of any Confidential Information, and shall take reasonable measures to prevent unauthorized persons or entities from having access to, obtaining or being furnished with any Confidential Information.

8. Proprietary Rights and Materials. All documents, memoranda, reports, notebooks, correspondence, files, lists and other records, and the like, designs, drawings, specifications, computer software and computer equipment, computer printouts, computer disks, and all photocopies or other reproductions thereof, affecting or relating to the business of the Company, which Employee shall prepare, use, construct, observe, posses or control ("Company Materials"), shall be and remain the sole property of the Company. Upon termination of this Agreement, Employee shall deliver promptly to the Company all such Company Materials.

9. Inventions and Discoveries. Employee hereby assigns to the Company all of Employee's rights, title and interest in and to all inventions, discoveries, processes, standards, procedures, designs and other intellectual property (hereinafter collectively referred to as the "Inventions"), and all improvements on existing Inventions made or discovered by Employee during the Term of Employee's employment hereunder. Promptly upon the making of any such Invention or improvement thereon, Employee shall disclose the same to Company and shall execute and deliver to Company such reasonable documents as Company may request to confirm the assignment of Employee's rights therein and, if requested by Company, shall assist Company in applying for and prosecuting any patents which may be available in respect thereof. Inventions originated by Employee shall be considered by the Board of Director's Compensation Committee in determining salary and incentive compensation.

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

     10.2 Other Remedies. However, no remedy conferred by any of the specific provisions of this Agreement is intended to be exclusive of any other remedy, and each and every remedy shall be cumulative and shall be in addition to every other remedy given hereunder or now or hereafter existing at law or in equity or by statute or otherwise. The election of any one or more remedies by the Company shall not constitute a waiver of the right to pursue other available remedies.

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

     10.5 Arbitration. Any controversy or claim arising out of or relating to this Agreement, except Sections 7, 8 and 9, shall be resolved by arbitration in accordance with the Commercial Rules of the American Arbitration Association then in effect. The decision of the arbitrator shall be final and binding upon the parties hereto, and judgment upon the award rendered by the arbitrator may be entered in any court of competent jurisdiction. There shall be a single arbitrator, the situs of the arbitration shall be in the County of Williams, State of Ohio, and the prevailing party (or parties) shall also recover from the losing party (or parties) reasonable attorneys' fees and the costs of arbitration as part of the judgment rendered.

     10.6 Cumulative Remedies. The remedies described in this Section 10 are in addition to and not in substitution for any other remedies available under the law.

11. Severability. It is the desire of the parties that the provisions and restrictions of this Agreement be enforced to the fullest extent permissible under the laws and public policies in each jurisdiction in which enforcement might be sought. Thus, whenever possible, each provision or restriction of this Agreement shall be interpreted in such manner as to be effective under applicable law. If any section or portion of this Agreement or the application thereof to any party or circumstance shall be prohibited by or invalid under applicable law, the invalidity or unenforceability of that section or portion of this Agreement shall not invalidate any other section or portion, nor sha11 it affect the application of such section or portion to other parties or other circumstances. If in any judicial proceeding, a court sha11 refuse to enforce this Agreement, whether because the time limit is too long or
                                  -27-


because the restrictions contained herein are more extensive (whether as to geographic area, scope of business or otherwise) than is necessary to protect the business and goodwill of the Company, it is expressly understood and agreed between the parties hereto that this Agreement is deemed modified to the extent necessary to permit this Agreement to be enforced in any such proceedings.

12. Continuing Obligations. Employee's obligations pursuant to Sections 7 and 8 of this Agreement and the rights and remedies of the Company hereunder shall continue in effect beyond the term of this Agreement.

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

15. Choice of Law. This Agreement and the performance hereunder and all suits and special proceedings hereunder sha11 be construed in accordance with the laws of the State of Ohio.

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

                                  -28-


     IN WITNESS WHEREOF, the parties hereto have executed this Agreement the day and year first written above.


                             "Company"

                             CLARION PLASTICS TECHNOLOGIES, INC.,
                             an Ohio corporation


                             By: /s/ Robert W. Martin
                                -------------------------------------------
                                Robert W. Martin, Chief Financial Officer


                             "Employee"

                              /s/ Timothy R. Kline
                             ----------------------------------------------
                             TIMOTHY R. KLINE


                             "Clarion"

                             CLARION TECHNOLOGIES, INC.,
                             a Delaware corporation


                             By: /s/ Jack Rutherford
                                -------------------------------------------
                                Jack D. Rutherford, Chief Executive Officer





















                                  -29-
<EX-10>
                                                            EXHIBIT  10(b)

                           EMPLOYMENT AGREEMENT

      THIS EMPLOYMENT AGREEMENT (the "Agreement") is entered into and effective this 1st day of February, 2000, by and between CLARION
TECHNOLOGIES, INC., a Delaware corporation (the "Company") and MICHAEL C. MILLER ("Employee").
                                 RECITALS

      A. The Company, through it operating subsidiaries, is engaged in the business of custom injection molding, assembly, tooling, product design, advanced engineering and program management (the "Business").

      B. The Company wishes to employ Employee, and Employee agrees to serve, as a member of the executive leadership team of the Company subject to the terms and conditions set forth below.

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

2. Duties. Employee shall have the title of Vice Present and shall serve as an active member of the Company's executive leadership team. Employee's principal duties and responsibilities shall be assigned to Employee from time to time by the Company's Board of Directors, Chief Executive Officer or President. Except during vacation periods or in accordance with the Company's personnel policies covering executive leaves and reasonable periods of illness or other incapacitation, Employee shall devote his services to the Company's Business and interests in a manner consistent with Employee's title and office and the Company's needs for his services. Employee agrees to perform his duties pursuant to this Agreement in good faith and in a manner which he honestly believes to be in the best interests of the Company, and with such care, including reasonable inquiry, as an ordinary prudent person in a like position would use under similar circumstances. Employee shall at all times be subject to and shall observe and carry out such reasonable rules, regulations, policies, directions and restrictions as may be established from time to time by the Company.

3. Limitations on Other Employment. Throughout the Term (as defined below) of Employee's employment under this Agreement, Employee shall not enter into the services of or be employed in any capacity or for any purposes whatsoever, whether directly or indirectly, by any person, firm, corporation or entity other than the Company, and will not, during said period of time, be engaged in any business, enterprise or undertaking other than employment by the Company except for such other activities that do not detract from the full discharge of Employee's duties hereunder.
                                  -30-


4.    Compensation and Benefits.

      4.1 Base Salary. In consideration of Employee's performance of all of his duties and responsibilities hereunder and his observance of all of the covenants, conditions and restrictions contained herein, Employee shall be entitled to receive from the date of this Agreement through the fifth anniversary hereof, a base salary of Two Hundred Thousand Dollars ($200,000) per annum. The base salary shall be payable in weekly or other periodic installments in accordance with the Company's payroll procedures in effect from time to time. The base salary has been expressed in terms of a gross amount, and the Company is or may be required to withhold from such gross amount deductions in respect of federal, state or local income taxes, FICA and the like. Employee's base salary for any renewal term hereof shall be determined by the Compensation Committee of the Company's Board of Directors.

      4.2 Bonus. Employee shall also be entitled to receive from the date of this Agreement through the fifth anniversary hereof, a guaranteed minimum bonus of Eighty Seven Thousand Five Hundred Dollars ($87,500) per annum. The guaranteed minimum bonus shall be paid in four (4) quarterly installments of Twenty One Thousand Eight Hundred Seventy Five Dollars ($21,875). The guaranteed minimum bonus has been expressed in terms of a gross amount, and the Company is or may be required to withhold from such gross amount deductions in respect of federal, state or local income taxes, FICA and the like.

      4.3 Stock Options. Employee shall be granted as of the effective date hereof, options to purchase 150,000 shares of the Company's common stock, $.001 par value ("Common Stock"), pursuant to a stock option agreement in the form attached hereto as Exhibit "A." The options shall be granted under the Company's 1998 Stock Option Plan.

      4.4 Medical and Dental Insurance, Vacation. Throughout the term of Employee's employment under this Agreement, Employee, Employee's spouse and Employee's children shall be entitled to receive Company paid medical insurance and dental insurance. Employee shall be entitled to four weeks of paid vacation (to be taken at such time or times as is reasonably convenient to the Company).

      4.5 Expenses. Employee may incur reasonable expenses in performing his services hereunder which shall be reimbursed by the Company, in accordance with the Company's standard expense reimbursement policies for approved expenses, upon presentation by Employee of supporting documentation (e.g., receipts and vouchers) for such expenditures which meet IRS guidelines.

      4.6 Life and Disability Insurance and 401(k) Plan. Employee shall also be entitled to Short Term Disability, Long Term Disability and Life Insurance and participation in the 401(k) plan maintained by the Company.

      4.7 Automobile Allowance. Employee shall also be entitled to One Thousand Dollars ($1,000) per month as an automobile allowance.
                                  -31-


      4.8 Cellular Telephone. Employee shall also be entitled to reasonable expenses associated with Employees use of one (1) cellular telephone in performing his services hereunder which shall be reimbursed by the Company.

      4.9 Other Fringe Benefits. Employee shall also be entitled to all other employee benefits generally provided by the Company.

5.    Term and Terms of Employment.

      5.1 Term and Terms of Employment. The Company hereby employs Employee, and Employee hereby accepts employment with the Company, for a period of five (5) years terminating on February __, 2005 ("Term"). Notwithstanding anything in this Section 5.1 to the contrary, this Agreement may be terminated at any time in accordance with Section 6.

      5.2 Covenants of the Company. During the period of Employee's employment with the Company, the Company will not do any of the following:

             A. Relocate Employee's principal place of employment to any location more than seventy-five (75) miles from the Employee's principal place of employment on the date on which this Agreement becomes effective; or

             B. Detrimentally alter Employee's position, reporting, responsibilities and duties, once the same are established pursuant to
Section 2 hereof, without the consent of Employee, which consent shall not be unreasonably withheld.

6.    Termination.

      6.1 By the Company for Cause. Employee's employment under this Agreement may be terminated immediately by the Company upon the occurrence of one or more of the following causes:

             A.    Employee's conviction of a felony;

             B. The commission by Employee of any act of fraud or willful or reckless dishonesty in connection with the performance of any of Employee's duties hereunder (including, but not limited to falsification of Company records, making false statements of material facts to third parties regarding the Company's Business, fraud, and misappropriation or embezzlement against the Company or any of its customers or suppliers);

             C. Any willful material breach by Employee of any of the covenants, conditions or restrictions set forth in this Agreement, other than the restrictions set forth in Sections 7, 8 or 9 of this Agreement, or the willful material failure to perform Employee's duties, and/or to observe the written rules, regulations, policies, directions or restrictions adopted by the Company from time to time to the extent such rules, regulations, policies, directions or restrictions are not inconsistent with the terms of this Agreement, provided however, that such
                                  -32-


failure or breach shall not have been cured within ten (10) days after Employee is given specific notice and an opportunity to cure such failure or breach;

             D. Any material breach by Employee of any of the restrictions set forth in Sections 7, 8 or 9 of this Agreement; and

             E. If Employee dies or becomes disabled (Employee shall be deemed "disabled" for purposes of this Agreement if he is unable, by reason of illness, accident, or other physical or mental incapacity, to perform substantially all of his regular duties for a continuous period of one hundred twenty (120) days).

Reasons 6.1(A) through 6.1(D) are for "Cause."  Reason 6.1(E) is for
"Disability."

      6.2 By the Company Without Cause. After the third anniversary of this Agreement, the Company may terminate Employee's employment hereunder on sixty (60) days written notice to Employee.

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

      6.5 Effect of Termination. Upon termination of Employee's employment by the Company under Section 6.1, except for a termination resulting from the disability of Employee, Employee shall be entitled to all compensation accrued but unpaid to the date of termination, but Employee shall have no further rights to any base salary, benefits or other compensation of any kind or nature.

             Upon termination of Employee's employment by the Company under
Section 6.2, by the Company under Section 6.1 as a result of the Disability of Employee or by Employee under Section 6.3, Employee shall be entitled to
(i) continue to receive all base salary (as set forth in Section 43.1) and bonuses (as set forth in Section 4.2) (less any sums which Employee receives from disability insurance maintained by the Company and less any sums which Employee receives from life insurance maintained by the Company) for a period which is the greater of (a) six (6) months following termination, and (b) the period (if any) commencing on the date of termination and ending on the third anniversary hereof. Termination of Employee's employment by the Company under Section 6.2, by the Company under Section 6.1 as a result of the Disability of Employee or by Employee under Section 6.3 shall constitute an "Event of Default" under Section 7(ii) of that Subordinated Promissory Note (the "Promissory Note") made on even date herewith by Clarion-Drake Acquisition, Inc., a wholly-owned subsidiary of the Company, in favor of Drake Products Corporation.
                                  -33-


Termination of Employee's employment by the Company under Section 6.2, by the Company under Section 6.1 as a result of the Disability of Employee or by Employee under Section 6.3 shall terminate that certain Registration and Lock-Up Agreement between the Company and Drake Products Corporation of even date herewith, pursuant to Section 5.11 of such Registration and Lock-Up Agreement. Notwithstanding the foregoing, if neither Clarion-Drake Acquisition, Inc. nor the Company are able to pay the amount due under the Promissory Note following an Event of Default under the Promissory Note which results from a termination of this Agreement, then Employee shall be entitled to receive all base salary and bonuses for the Term of this Agreement.

             Upon any termination of Employee's employment pursuant to
Section 6.1, 6.2, 6.3 or 6.4, Employee shall be entitled to compensation for any accrued and unused vacation hours as provided by applicable law and to any rights under COBRA or other comparable rights as provided by law.

7.    Disclosure or Use of Confidential Information; Non-Competition.

      7.1 Confidentiality and Appropriation of Confidential Information. During the term of Employee's employment under this Agreement and thereafter, Employee will keep confidential and will not directly or indirectly reveal, divulge or make known in any manner to any person or entity (except as required by applicable law or in connection with the performance of his duties and responsibilities as an employee hereunder) nor use or otherwise appropriate for Employee's own benefit, or on behalf of any other person or entity by whom Employee might subsequently be employed or otherwise associated or affiliated with, any Confidential Information (as hereinafter defined). Confidential Information shall include information (not readily compiled from publicly available sources) which is made available to Employee or obtained by Employee during the course of his employment relating or pertaining to the Company's business and franchise operations, including trade secrets, business and financial information, operations information, projects, products, customers, supplier names, addresses and pricing policies, company pricing policies, computer programs and software or unpublished know-how, whether patented or unpatented. Employee agrees to cooperate with the Company to maintain the secrecy of and limit the use of such Confidential Information. Employee further agrees that he is under no obligation to any former employer which is in any way inconsistent with this Agreement or which imposes any restriction on the Company.

      7.2 Prevention of Unauthorized Release of Company Information. Employee agrees to promptly advise the Company of any knowledge which he may have of any unauthorized release or use of any Confidential Information, and shall take reasonable measures to prevent unauthorized persons or entities from having access to, obtaining or being furnished with any Confidential Information.




                                  -34-


      7.3 Non-Competition. Employee agrees that he will not render services for any organization or engage directly or indirectly in any business (including, but not limited to, plastics injection molding) that is or, during the period of Employee's employment, becomes competitive with the Company or any parent corporation of the Company, any subsidiary corporation of the Company or any entity controlling, controlled by, or under common control with the Company (an "Affiliated Entity"), or which organization or business, or the rendering of services to such organization or business, is or becomes otherwise prejudicial to or in conflict with the business or interests of the Company or any Affiliated Entity, either (a) during the Term of this Agreement, regardless of whether Employee remains employed with the Company or any Affiliated Entity, or (b) for a period of three (3) years after termination of Employee's employment with the Company or any Affiliated Entity, whichever is longer. Ownership, for personal investment purposes only, of less than one percent (1%) of the voting stock of any publicly traded corporation shall not constitute a violation hereof.

8. Proprietary Rights and Materials. All documents, memoranda, reports, notebooks, correspondence, files, lists and other records, and the like, designs, drawings, specifications, computer software and computer equipment, computer printouts, computer disks, and all photocopies or other reproductions thereof, affecting or relating to the business of the Company, which Employee shall prepare, use, construct, observe, possess or control ("Company Materials"), shall be and remain the sole property of the Company. Upon termination of this Agreement, Employee shall deliver promptly to the Company all such Company Materials.

9. Inventions and Discoveries. Employee hereby assigns to the Company all of Employee's rights, title and interest in and to all inventions, discoveries, processes, standards, procedures, designs and other intellectual property (hereinafter collectively referred to as the "Inventions"), and all improvements on existing Inventions made or discovered by Employee during the Term of Employee's employment hereunder. Promptly upon the making of any such Invention or improvement thereon, Employee shall disclose the same to Company and shall execute and deliver to Company such reasonable documents as Company may request to confirm the assignment of Employee's rights therein and, if requested by Company, shall assist Company in applying for and prosecuting any patents which may be available in respect thereof. Inventions originated by Employee shall be considered by the Board of Director's Compensation Committee in determining salary and incentive compensation.

10.   Remedies.

      10.1 Injunctive Relief. The Company and Employee recognize and acknowledge that Employee is employed under this Agreement as an employee in a position where Employee will be rendering personal services of a special, unique, unusual and extraordinary character requiring extraordinary ingenuity and effort by Employee. Employee hereby acknowledges that compliance with the provisions of Sections 7, 8 and 9 of this Agreement (which shall survive the termination of this Agreement in

                                  -35-


all respects) is necessary to protect the goodwill and other proprietary interests of the Company and that the Company would suffer continuing and irreparable injury which injury is not adequately compensable in monetary damages or at law. Accordingly Employee agrees that the Company, its successors and assigns may obtain injunctive relief against the breach or threatened breach of the foregoing provisions, in addition to any other legal remedies which may be available to it under this Agreement (including money damages), and that any such breach or threatened breach may be preliminarily enjoined by the Company without bond.

      10.2 Other Remedies. However, no remedy conferred by any of the specific provisions of this Agreement is intended to be exclusive of any other remedy, and each and every remedy shall be cumulative and shall be in addition to every other remedy given hereunder or now or hereafter existing at law or in equity or by statute or otherwise. The election of any one or more remedies by the Company shall not constitute a waiver of the right to pursue other available remedies.

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

      10.5 Arbitration. Any controversy or claim arising out of or relating to this Agreement, except Sections 7, 8 and 9, shall be resolved by arbitration in accordance with the Commercial Rules of the American Arbitration Association then in effect. The decision of the arbitrator shall be final and binding upon the parties hereto, and judgment upon the award rendered by the arbitrator may be entered in any court of competent jurisdiction. There shall be a single arbitrator, the situs of the arbitration shall be in the County of Kent, State of Michigan, and the prevailing party (or parties) shall also recover from the losing party (or parties) reasonable attorneys' fees and the costs of arbitration as part of the judgment rendered.

      10.6 Cumulative Remedies. The remedies described in this Section 10 are in addition to and not in substitution for any other remedies available under the law.

11. Severability. It is the desire of the parties that the provisions and restrictions of this Agreement be enforced to the fullest extent permissible under the laws and public policies in each jurisdiction in
                                  -36-


which enforcement might be sought. Thus, whenever possible, each provision or restriction of this Agreement shall be interpreted in such manner as to be effective under applicable law. If any section or portion of this Agreement or the application thereof to any party or circumstance shall be prohibited by or invalid under applicable law, the invalidity or unenforceability of that section or portion of this Agreement shall not invalidate any other section or portion, nor shall it affect the application of such section or portion to other parties or other circumstances. If in any judicial proceeding, a court shall refuse to enforce this Agreement, whether because the time limit is too long or because the restrictions contained herein are more extensive (whether as to geographic area, scope of business or otherwise) than is necessary to protect the business and goodwill of the Company, it is expressly understood and agreed between the parties hereto that this Agreement is deemed modified to the extent necessary to permit this Agreement to be enforced in any such proceedings.

12. Continuing Obligations. Employee's obligations pursuant to Sections 7 and 8 of this Agreement and the rights and remedies of the Company hereunder shall continue in effect beyond the term of this Agreement.

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

14. Entire Agreement. This written Agreement contains the sole and entire agreement between the parties as to the matters contained herein, and supersedes any and all other agreements between them. The parties acknowledge and agree that neither of them has made any representation with respect to such matters of this Agreement or any representations except as are specifically set forth herein, and each party acknowledges that he or it has relied on his or its own judgment in entering into this Agreement. The parties further acknowledge that statements or representations that may have been heretofore made by either of them to the other are void and of no effect and that neither of them has relied thereon in connection with his or its dealing with the other.

15. Choice of Law. This Agreement and the performance hereunder and all suits and special proceedings hereunder shall be construed in accordance with the laws of the State of Michigan.

16. Binding Effect of Agreement; Assignment; Merger; Dissolution. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their heirs, successors, assigns and legal representatives. This Agreement shall be construed as a contract for personal services by Employee to the Company and shall not be assignable by Employee. In the
                                  -37-


event of the sale, merger or consolidation of the Company, Employee agrees that the Company may assign its rights and obligations hereunder to its successor or purchaser. In the event of the sale, merger or consolidation of the Company, the Company will require any successor to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such sale, merger or consolidation had occurred.

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

                                  "Company"

                                  CLARION TECHNOLOGIES, INC.,
                                  a Delaware corporation

                                  By:  /s/ David Selvius
                                  -----------------------------------------
                                  David W. Selvius, Chief Financial Officer

                                  "Employee"

                                  /s/ Michael C. Miller
                                  -----------------------------------------
                                  Michael Miller






















                                  -38-
<EX-10>
                                                            EXHIBIT  10(c)

                           EMPLOYMENT AGREEMENT

      THIS EMPLOYMENT AGREEMENT (the "Agreement") is entered into and effective this 1st day of February, 2000, by and between CLARION
TECHNOLOGIES, INC., a Delaware corporation (the "Company") and JEFFREY W. ANONICK ("Employee").
                                 RECITALS

      A. The Company, through it operating subsidiaries, is engaged in the business of custom injection molding, assembly, tooling, product design, advanced engineering and program management (the "Business").

      B. The Company wishes to employ Employee, and Employee agrees to serve, as a member of the executive leadership team of the Company subject to the terms and conditions set forth below.

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

2. Duties. Employee shall have the title of Vice Present and shall serve as an active member of the Company's executive leadership team. Employee's principal duties and responsibilities shall be assigned to Employee from time to time by the Company's Board of Directors, Chief Executive Officer or President. Except during vacation periods or in accordance with the Company's personnel policies covering executive leaves and reasonable periods of illness or other incapacitation, Employee shall devote his services to the Company's Business and interests in a manner consistent with Employee's title and office and the Company's needs for his services. Employee agrees to perform his duties pursuant to this Agreement in good faith and in a manner which he honestly believes to be in the best interests of the Company, and with such care, including reasonable inquiry, as an ordinary prudent person in a like position would use under similar circumstances. Employee shall at all times be subject to and shall observe and carry out such reasonable rules, regulations, policies, directions and restrictions as may be established from time to time by the Company.

3. Limitations on Other Employment. Throughout the Term (as defined below) of Employee's employment under this Agreement, Employee shall not enter into the services of or be employed in any capacity or for any purposes whatsoever, whether directly or indirectly, by any person, firm, corporation or entity other than the Company, and will not, during said period of time, be engaged in any business, enterprise or undertaking other than employment by the Company except for such other activities that do not detract from the full discharge of Employee's duties hereunder.
                                  -39-


4.    Compensation and Benefits.

      4.1 Base Salary. In consideration of Employee's performance of all of his duties and responsibilities hereunder and his observance of all of the covenants, conditions and restrictions contained herein, Employee shall be entitled to receive from the date of this Agreement through the fifth anniversary hereof, a base salary of Two Hundred Thousand Dollars ($200,000) per annum. The base salary shall be payable in weekly or other periodic installments in accordance with the Company's payroll procedures in effect from time to time. The base salary has been expressed in terms of a gross amount, and the Company is or may be required to withhold from such gross amount deductions in respect of federal, state or local income taxes, FICA and the like. Employee's base salary for any renewal term hereof shall be determined by the Compensation Committee of the Company's Board of Directors.

      4.2 Bonus. Employee shall also be entitled to receive from the date of this Agreement through the fifth anniversary hereof, a guaranteed minimum bonus of Eighty Seven Thousand Five Hundred Dollars ($87,500) per annum. The guaranteed minimum bonus shall be paid in four (4) quarterly installments of Twenty One Thousand Eight Hundred Seventy Five Dollars ($21,875). The guaranteed minimum bonus has been expressed in terms of a gross amount, and the Company is or may be required to withhold from such gross amount deductions in respect of federal, state or local income taxes, FICA and the like.

      4.3 Stock Options. Employee shall be granted as of the effective date hereof, options to purchase 150,000 shares of the Company's common stock, $.001 par value ("Common Stock"), pursuant to a stock option agreement in the form attached hereto as Exhibit "A." The options shall be granted under the Company's 1998 Stock Option Plan.

      4.4 Medical and Dental Insurance, Vacation. Throughout the term of Employee's employment under this Agreement, Employee, Employee's spouse and Employee's children shall be entitled to receive Company paid medical insurance and dental insurance. Employee shall be entitled to four weeks of paid vacation (to be taken at such time or times as is reasonably convenient to the Company).

      4.5 Expenses. Employee may incur reasonable expenses in performing his services hereunder which shall be reimbursed by the Company, in accordance with the Company's standard expense reimbursement policies for approved expenses, upon presentation by Employee of supporting documentation (e.g., receipts and vouchers) for such expenditures which meet IRS guidelines.

      4.6 Life and Disability Insurance and 401(k) Plan. Employee shall also be entitled to Short Term Disability, Long Term Disability and Life Insurance and participation in the 401(k) plan maintained by the Company.

      4.7 Automobile Allowance. Employee shall also be entitled to One Thousand Dollars ($1,000) per month as an automobile allowance.
                                  -40-


      4.8 Cellular Telephone. Employee shall also be entitled to reasonable expenses associated with Employees use of one (1) cellular telephone in performing his services hereunder which shall be reimbursed by the Company.

      4.9 Other Fringe Benefits. Employee shall also be entitled to all other employee benefits generally provided by the Company.

5.    Term and Terms of Employment.

      5.1 Term and Terms of Employment. The Company hereby employs Employee, and Employee hereby accepts employment with the Company, for a period of five (5) years terminating on February __, 2005 ("Term"). Notwithstanding anything in this Section 5.1 to the contrary, this Agreement may be terminated at any time in accordance with Section 6.

      5.2 Covenants of the Company. During the period of Employee's employment with the Company, the Company will not do any of the following:

             A. Relocate Employee's principal place of employment to any location more than seventy-five (75) miles from the Employee's principal place of employment on the date on which this Agreement becomes effective; or

             B. Detrimentally alter Employee's position, reporting, responsibilities and duties, once the same are established pursuant to
Section 2 hereof, without the consent of Employee, which consent shall not be unreasonably withheld.

6.    Termination.

      6.1 By the Company for Cause. Employee's employment under this Agreement may be terminated immediately by the Company upon the occurrence of one or more of the following causes:

             A.    Employee's conviction of a felony;

             B. The commission by Employee of any act of fraud or willful or reckless dishonesty in connection with the performance of any of Employee's duties hereunder (including, but not limited to falsification of Company records, making false statements of material facts to third parties regarding the Company's Business, fraud, and misappropriation or embezzlement against the Company or any of its customers or suppliers);

             C. Any willful material breach by Employee of any of the covenants, conditions or restrictions set forth in this Agreement, other than the restrictions set forth in Sections 7, 8 or 9 of this Agreement, or the willful material failure to perform Employee's duties, and/or to observe the written rules, regulations, policies, directions or restrictions adopted by the Company from time to time to the extent such rules, regulations, policies, directions or restrictions are not inconsistent with the terms of this Agreement, provided however, that such
                                  -41-


failure or breach shall not have been cured within ten (10) days after Employee is given specific notice and an opportunity to cure such failure or breach;

             D. Any material breach by Employee of any of the restrictions set forth in Sections 7, 8 or 9 of this Agreement; and

             E. If Employee dies or becomes disabled (Employee shall be deemed "disabled" for purposes of this Agreement if he is unable, by reason of illness, accident, or other physical or mental incapacity, to perform substantially all of his regular duties for a continuous period of one hundred twenty (120) days).

Reasons 6.1(A) through 6.1(D) are for "Cause."  Reason 6.1(E) is for
"Disability."

      6.2 By the Company Without Cause. After the third anniversary of this Agreement, the Company may terminate Employee's employment hereunder on sixty (60) days written notice to Employee.

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

      6.5 Effect of Termination. Upon termination of Employee's employment by the Company under Section 6.1, except for a termination resulting from the disability of Employee, Employee shall be entitled to all compensation accrued but unpaid to the date of termination, but Employee shall have no further rights to any base salary, benefits or other compensation of any kind or nature.

             Upon termination of Employee's employment by the Company under
Section 6.2, by the Company under Section 6.1 as a result of the Disability of Employee or by Employee under Section 6.3, Employee shall be entitled to
(i) continue to receive all base salary (as set forth in Section 43.1) and bonuses (as set forth in Section 4.2) (less any sums which Employee receives from disability insurance maintained by the Company and less any sums which Employee receives from life insurance maintained by the Company) for a period which is the greater of (a) six (6) months following termination, and (b) the period (if any) commencing on the date of termination and ending on the third anniversary hereof. Termination of Employee's employment by the Company under Section 6.2, by the Company under Section 6.1 as a result of the Disability of Employee or by Employee under Section 6.3 shall constitute an "Event of Default" under Section 7(ii) of that Subordinated Promissory Note (the "Promissory Note") made on even date herewith by Clarion-Drake Acquisition, Inc., a wholly-owned subsidiary of the Company, in favor of Drake Products Corporation.
                                  -42-


Termination of Employee's employment by the Company under Section 6.2, by the Company under Section 6.1 as a result of the Disability of Employee or by Employee under Section 6.3 shall terminate that certain Registration and Lock-Up Agreement between the Company and Drake Products Corporation of even date herewith, pursuant to Section 5.11 of such Registration and Lock-Up Agreement. Notwithstanding the foregoing, if neither Clarion-Drake Acquisition, Inc. nor the Company are able to pay the amount due under the Promissory Note following an Event of Default under the Promissory Note which results from a termination of this Agreement, then Employee shall be entitled to receive all base salary and bonuses for the Term of this Agreement.

             Upon any termination of Employee's employment pursuant to
Section 6.1, 6.2, 6.3 or 6.4, Employee shall be entitled to compensation for any accrued and unused vacation hours as provided by applicable law and to any rights under COBRA or other comparable rights as provided by law.

7.    Disclosure or Use of Confidential Information; Non-Competition.

      7.1 Confidentiality and Appropriation of Confidential Information. During the term of Employee's employment under this Agreement and thereafter, Employee will keep confidential and will not directly or indirectly reveal, divulge or make known in any manner to any person or entity (except as required by applicable law or in connection with the performance of his duties and responsibilities as an employee hereunder) nor use or otherwise appropriate for Employee's own benefit, or on behalf of any other person or entity by whom Employee might subsequently be employed or otherwise associated or affiliated with, any Confidential Information (as hereinafter defined). Confidential Information shall include information (not readily compiled from publicly available sources) which is made available to Employee or obtained by Employee during the course of his employment relating or pertaining to the Company's business and franchise operations, including trade secrets, business and financial information, operations information, projects, products, customers, supplier names, addresses and pricing policies, company pricing policies, computer programs and software or unpublished know-how, whether patented or unpatented. Employee agrees to cooperate with the Company to maintain the secrecy of and limit the use of such Confidential Information. Employee further agrees that he is under no obligation to any former employer which is in any way inconsistent with this Agreement or which imposes any restriction on the Company.

      7.2 Prevention of Unauthorized Release of Company Information. Employee agrees to promptly advise the Company of any knowledge which he may have of any unauthorized release or use of any Confidential Information, and shall take reasonable measures to prevent unauthorized persons or entities from having access to, obtaining or being furnished with any Confidential Information.




                                  -43-


      7.3 Non-Competition. Employee agrees that he will not render services for any organization or engage directly or indirectly in any business (including, but not limited to, plastics injection molding) that is or, during the period of Employee's employment, becomes competitive with the Company or any parent corporation of the Company, any subsidiary corporation of the Company or any entity controlling, controlled by, or under common control with the Company (an "Affiliated Entity"), or which organization or business, or the rendering of services to such organization or business, is or becomes otherwise prejudicial to or in conflict with the business or interests of the Company or any Affiliated Entity, either (a) during the Term of this Agreement, regardless of whether Employee remains employed with the Company or any Affiliated Entity, or (b) for a period of three (3) years after termination of Employee's employment with the Company or any Affiliated Entity, whichever is longer. Ownership, for personal investment purposes only, of less than one percent (1%) of the voting stock of any publicly traded corporation shall not constitute a violation hereof.

8. Proprietary Rights and Materials. All documents, memoranda, reports, notebooks, correspondence, files, lists and other records, and the like, designs, drawings, specifications, computer software and computer equipment, computer printouts, computer disks, and all photocopies or other reproductions thereof, affecting or relating to the business of the Company, which Employee shall prepare, use, construct, observe, possess or control ("Company Materials"), shall be and remain the sole property of the Company. Upon termination of this Agreement, Employee shall deliver promptly to the Company all such Company Materials.

9. Inventions and Discoveries. Employee hereby assigns to the Company all of Employee's rights, title and interest in and to all inventions, discoveries, processes, standards, procedures, designs and other intellectual property (hereinafter collectively referred to as the "Inventions"), and all improvements on existing Inventions made or discovered by Employee during the Term of Employee's employment hereunder. Promptly upon the making of any such Invention or improvement thereon, Employee shall disclose the same to Company and shall execute and deliver to Company such reasonable documents as Company may request to confirm the assignment of Employee's rights therein and, if requested by Company, shall assist Company in applying for and prosecuting any patents which may be available in respect thereof. Inventions originated by Employee shall be considered by the Board of Director's Compensation Committee in determining salary and incentive compensation.

10.   Remedies.

      10.1 Injunctive Relief. The Company and Employee recognize and acknowledge that Employee is employed under this Agreement as an employee in a position where Employee will be rendering personal services of a special, unique, unusual and extraordinary character requiring extraordinary ingenuity and effort by Employee. Employee hereby acknowledges that compliance with the provisions of Sections 7, 8 and 9 of this Agreement (which shall survive the termination of this Agreement in

                                  -44-


all respects) is necessary to protect the goodwill and other proprietary interests of the Company and that the Company would suffer continuing and irreparable injury which injury is not adequately compensable in monetary damages or at law. Accordingly Employee agrees that the Company, its successors and assigns may obtain injunctive relief against the breach or threatened breach of the foregoing provisions, in addition to any other legal remedies which may be available to it under this Agreement (including money damages), and that any such breach or threatened breach may be preliminarily enjoined by the Company without bond.

      10.2 Other Remedies. However, no remedy conferred by any of the specific provisions of this Agreement is intended to be exclusive of any other remedy, and each and every remedy shall be cumulative and shall be in addition to every other remedy given hereunder or now or hereafter existing at law or in equity or by statute or otherwise. The election of any one or more remedies by the Company shall not constitute a waiver of the right to pursue other available remedies.

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

      10.5 Arbitration. Any controversy or claim arising out of or relating to this Agreement, except Sections 7, 8 and 9, shall be resolved by arbitration in accordance with the Commercial Rules of the American Arbitration Association then in effect. The decision of the arbitrator shall be final and binding upon the parties hereto, and judgment upon the award rendered by the arbitrator may be entered in any court of competent jurisdiction. There shall be a single arbitrator, the situs of the arbitration shall be in the County of Kent, State of Michigan, and the prevailing party (or parties) shall also recover from the losing party (or parties) reasonable attorneys' fees and the costs of arbitration as part of the judgment rendered.

      10.6 Cumulative Remedies. The remedies described in this Section 10 are in addition to and not in substitution for any other remedies available under the law.

11. Severability. It is the desire of the parties that the provisions and restrictions of this Agreement be enforced to the fullest extent permissible under the laws and public policies in each jurisdiction in
                                  -45-


which enforcement might be sought. Thus, whenever possible, each provision or restriction of this Agreement shall be interpreted in such manner as to be effective under applicable law. If any section or portion of this Agreement or the application thereof to any party or circumstance shall be prohibited by or invalid under applicable law, the invalidity or unenforceability of that section or portion of this Agreement shall not invalidate any other section or portion, nor shall it affect the application of such section or portion to other parties or other circumstances. If in any judicial proceeding, a court shall refuse to enforce this Agreement, whether because the time limit is too long or because the restrictions contained herein are more extensive (whether as to geographic area, scope of business or otherwise) than is necessary to protect the business and goodwill of the Company, it is expressly understood and agreed between the parties hereto that this Agreement is deemed modified to the extent necessary to permit this Agreement to be enforced in any such proceedings.

12. Continuing Obligations. Employee's obligations pursuant to Sections 7 and 8 of this Agreement and the rights and remedies of the Company hereunder shall continue in effect beyond the term of this Agreement.

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

14. Entire Agreement. This written Agreement contains the sole and entire agreement between the parties as to the matters contained herein, and supersedes any and all other agreements between them. The parties acknowledge and agree that neither of them has made any representation with respect to such matters of this Agreement or any representations except as are specifically set forth herein, and each party acknowledges that he or it has relied on his or its own judgment in entering into this Agreement. The parties further acknowledge that statements or representations that may have been heretofore made by either of them to the other are void and of no effect and that neither of them has relied thereon in connection with his or its dealing with the other.

15. Choice of Law. This Agreement and the performance hereunder and all suits and special proceedings hereunder shall be construed in accordance with the laws of the State of Michigan.

16. Binding Effect of Agreement; Assignment; Merger; Dissolution. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their heirs, successors, assigns and legal representatives. This Agreement shall be construed as a contract for personal services by Employee to the Company and shall not be assignable by Employee. In the
                                  -46-


event of the sale, merger or consolidation of the Company, Employee agrees that the Company may assign its rights and obligations hereunder to its successor or purchaser. In the event of the sale, merger or consolidation of the Company, the Company will require any successor to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such sale, merger or consolidation had occurred.

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

                                  "Company"

                                  CLARION TECHNOLOGIES, INC.,
                                  a Delaware corporation

                                  By:  /s/ David Selvius
                                  -----------------------------------------
                                  David W. Selvius, Chief Financial Officer

                                  "Employee"

                                  /s/ Jeffrey Anonick
                                  -----------------------------------------
                                  Jeffrey W. Anonick






















                                  -47-