Form 10QSB
period 2000-07-01
CLARION TECHNOLOGIES INC/DE/
filed 2000-08-15
CIK 835409

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2000

Commission file number 0-24690

CLARION TECHNOLOGIES, INC.

(Name of small business issuer in its charter)

Delaware	91-1407411
(State of Incorporation)	(I.R.S. Employer Identification No.)

235 Central Avenue, Holland, Michigan 49423

(Address of principal executive offices)

Issuer's telephone number: (616) 494-8885

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of registrant's common stock was 20,621,215 as of July 31, 2000.

Transitional Small Business Disclosure Format (check one):
Yes __	No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 1,	JUNE 30,	JULY 1,	JUNE 30,
	2000	1999	2000	1999
Net sales	$29,160	$4,090	$54,245	$7,149
Cost of sales	23,370	4,378	44,741	7,395
Gross profit (loss)	5,790	(288)	9,504	(246)
Selling, general and administrative expenses	3,185	1,683	5,519	3,210

Operating income (loss)	2,605	(1,971)	3,985	(3,456)

Interest expense	(2,136)	(262)	(3,366)	(313)
Other income (expense) - net	28	(181)	76	(171)

Income (loss) before income taxes	497	(2,414)	695	(3,940)

Provision for income taxes	202	(31)	320	(25)

Net income (loss)	$295	$(2,383)	$375	$(3,915)

Net income (loss)	$295	$(2,383)	$375	$(3,915)
Preferred stock dividends declared	(548)	-	(1,096)	-

Loss designated to common shareholders	$(253)	$(2,383)	$(721)	$(3,915)

Loss per share (basic and diluted)	$(0.01)	$(0.14)	$(0.04)	$(0.25)

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)
	JULY 1,	DECEMBER 31,
	2000	1999
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,694	$6,560
Accounts receivable, net	15,962	9,543
Inventories	8,711	3,752
Prepaid expenses and other current assets	1,043	706
Total current assets	27,410	20,561

Property, plant and equipment, net	50,695	33,594
Cost in excess of net assets acquired, net	31,694	5,567
Other assets	574	592
	$110,373	$60,314

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$87	$87
Current portion of long-term debt	3,683	463
Accounts payable	14,675	8,395
Accrued liabilities and dividends payable	9,222	5,885
Total current liabilities	27,667	14,830

Long-term debt, net of current portion	53,065	23,204
Deferred taxes and other liabilities	556	737
Total liabilities	81,288	38,771

Value of common shares subject to redemption	2,550	2,550

Shareholders' equity:
Preferred stock	15,702	15,670
Common stock	21	19
Additional paid-in capital	32,049	23,820
Accumulated deficit	(21,237)	(20,516)
Total shareholders' equity	26,535	18,993
	$110,373	$60,314

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)
	SIX MONTHS ENDED
	JULY 1,	JUNE 30,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$375	$(3,915)
Depreciation and amortization	2,816	501
Changes in operating assets and liabilities	(5,526)	(5,154)
Other, net	3	227
Cash used in operating activities	(2,332)	(8,341)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,282)	(10,213)
Proceeds from sale of equipment	7	101
Proceeds from sale of business	-	108
Business acquisitions, net of cash acquired	(27,255)	-
Cash used in investing activities	(28,530)	(10,004)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term debt	(3,500)	1,133
Proceeds from long-term borrowings	50,800	9,885
Repayments of long-term debt	(20,283)	(1,334)
Capital lease payments	(161)	(9)
Proceeds from issuance of preferred stock	32	-
Proceeds from issuance of common stock	81	6,515
Preferred stock dividends paid	(973)	-
Cash provided by financing activities	25,996	16,190

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,866)	(2,155)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,560	3,973

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,694	$1,818

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

Effective January 1, 2000, the Company adopted a 4-4-5 quarterly accounting cycle. Accordingly, the second quarter of 2000 began on April 2 and ended on July 1, whereas the second quarter of 1999 began on April 1 and ended on June 30. The first six months of 2000 ended on July 1, whereas the first six months of 1999 ended on June 30. The financial condition at July 1, 2000, and the results of operations and cash flows for the three and six month periods ended July 1, 2000 would have been approximately the same if the Company had not adopted this change.

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Components of inventories are summarized as follows (in thousands):

	JULY 1,	DECEMBER 31,
	2000	1999
Raw materials	$2,047	$1,626
Work in process	4,280	1,331
Finished goods	2,384	795
	$8,711	$3,752

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOSS PER SHARE

The following table reconciles the numerators and denominators used in the calculation of basic and diluted loss per share (in thousands):
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 1,	JUNE 30,	JULY 1,	JUNE 30,
	2000	1999	2000	1999
Numerators:
Net income (loss)	$295	$(2,383)	$375	$(3,915)
Preferred stock dividends declared	(548)	-	(1,096)	-
Loss designated to common shareholders for basic and diluted earnings per share	$(253)	$(2,383)	$(721)	$(3,915)

Denominators:
Weighted-average shares outstanding for basic and diluted earnings per share	20,563	16,979	20,223	15,899

Weighted average shares outstanding for purposes of diluted loss per share are the same as basic loss per share for each of the periods presented because all common stock equivalents are anti-dilutive given the Company's operating losses designated to the common shareholders during each of those periods.

NOTE 4. BUSINESS COMBINATIONS

Purchase Transactions:

On February 1, 2000, the Company acquired substantially all the assets of Drake Products Corporation ("Drake"), a full-service plastic injection molding firm based in Greenville, Michigan. Consideration for the acquisition included 2 million shares of Clarion common stock, approximately $25 million in cash and the issuance of two subordinated promissory notes totaling approximately $5.1 million. The Company also assumed approximately $6.7 million of liabilities. The transaction was accounted for under the purchase method of accounting; therefore, assets and liabilities were recorded based upon their fair values at the date of acquisition. Operating results have been included in the Company's condensed consolidated statements of income from the date of acquisition. The Company recorded $26.5 million of costs in excess of the fair value of the net assets acquired, which is being amortized over 40 years.

In a related transaction, the Company acquired the real property used by Drake for $2.2 million in cash and the issuance of a $1.0 million promissory note.

On September 30, 1999, the Company acquired all the outstanding stock of Double "J" Molding, Inc. ("Double J"), a tier-two automotive supplier of plastic injection molded parts, for 850,000 shares of Clarion common stock. The transaction was accounted for under the purchase method of accounting. As such, operating results have been included in the Company's condensed consolidated statements of income from the date of acquisition.

On August 31, 1999, the Company acquired all the outstanding stock of Wamar Products, Inc. ("Wamar Products"), a plastic injection molder and assembler of plastic component and finished products, for $6.8 million in cash and

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. BUSINESS COMBINATIONS (continued)

200,000 shares of Clarion common stock. The transaction was accounted for under the purchase method of accounting. As such, operating results have been included in the Company's condensed consolidated statements of income from the date of acquisition.

The following unaudited pro forma consolidated results of operations are presented as if the acquisitions of Drake, Double J and Wamar Products had been made at the beginning of the periods presented (in thousands, except per share data).
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 1,	JUNE 30,	JULY 1,	JUNE 30,
	2000	1999	2000	1999
Net sales	$29,160	$27,321	$58,192	$53,539
Net income (loss)	295	(2,726)	303	(4,182)
Loss designated to common shareholders per share (basic and diluted)	(0.01)	(0.14)	(0.04)	(0.22)

The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchases been made at the beginning of the periods presented or of the future results of the combined operations.

Pooling Transactions:

On August 31, 1999 the Company acquired all the outstanding stock of Wamar Tool & Machine Co. ("Wamar Tool"), a fully equipped mold making and mold repair firm that serves the plastic injection molding industry, for 200,000 shares of Clarion common stock. The acquisition has been accounted for as a pooling of interests and accordingly all prior period condensed consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of Wamar Tool.

Net sales and net income of the separate companies for the periods preceding the acquisition and the combined amounts presented in the accompanying condensed consolidated financial statements are presented below (in thousands):
	THREE MONTHS ENDED JUNE 30, 1999	SIX MONTHS ENDED JUNE 30, 1999
Net sales:
Clarion Technologies, Inc.	$3,615	$6,463
Wamar Tool	475	686
Combined	$4,090	$7,149

Net loss:
Clarion Technologies, Inc.	$(2,384)	$(3,897)
Wamar Tool	1	(18)
Combined	$(2,383)	$(3,915)

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

NOTE 6. SUBSEQUENT EVENT

On July 20, 2000, the Company issued a $30 million senior subordinated term note (the "Note") and a warrant to purchase 2,847,797 shares of Clarion common stock, which was exercised on August 2, 2000 for a nominal amount, to the William Blair Mezzanine Capital Fund III, L.P. ("Mezzanine Fund").

The Note requires quarterly payments of interest only and matures on June 30, 2007. The current rate of interest on the Note is 12%, which may be reduced to 11.5% at such time as the Company raises at least $20 million of additional equity. The Note may be prepaid, at the Company's option, in minimum increments of $500,000 at any time after three years. The Note is unsecured and is subordinated to the Company's senior bank debt. Proceeds from the Note were used to repay the Company's $12 million term loan, repay the balance outstanding of $13.4 million under the Company's revolving credit facility and repay $3 million of the subordinated note issued in connection with the acquisition of Drake.

The Note contains certain covenants that require the Company, among other things, to maintain a certain fixed charge coverage ratio and maintain certain leverage ratios. The covenants also include restrictions on capital expenditures, Company indebtedness and payment of dividends.

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

The Company has completed several key acquisitions during the past two years. During 1999, the Company entered into two business combinations that were accounted for as poolings of interests. Accordingly, all financial data in the Management's Discussion and Analysis or Plan of Operation is reported as though these companies have always been one entity. In April, the Company acquired Mito Plastics, Inc. a full-service product development company providing program management, industrial design, engineering, prototyping and tooling from concept through delivery of complete assemblies all under one roof. In August, the Company acquired Wamar Tool & Machine Co., a fully equipped mold making and mold repair firm that serves the plastic injection molding industry.

The Company also entered into two business combinations during 1999 and one during 2000 that were accounted for as purchases. Accordingly, financial data in the Management's Discussion and Analysis or Plan of Operations only include operating results for these companies subsequent to their effective acquisition dates, which impact the comparability of results between the periods presented. On August 31, 1999, the Company acquired Wamar Products, Inc. a plastic injection molder and assembler of plastic component and finished products. On October 1, 1999, the Company acquired Double "J" Molding, Inc., a tier two automotive supplier of plastic injection molded parts. On February 1, 2000, the Company acquired the assets of Drake Products Corporation, a full-service plastic injection molding firm.

RESULTS OF OPERATIONS

The table below outlines the components of the Company's Statement of Income as a percentage of net sales:
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 1,	JUNE 30,	JULY 1,	JUNE 30,
	2000	1999	2000	1999
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.1%	107.0%	82.5%	103.4%
Gross profit	19.9%	(7.0%)	17.5%	(3.4%)
Selling, general and administrative expenses	11.0%	41.2%	10.2%	44.9%

Operating income (loss)	8.9%	(48.2%)	7.3%	(48.3%)

Interest expense	(7.3%)	(6.4%)	(6.2%)	(4.4%)
Other income - net	.1%	(4.4%)	.2%	(2.4%)

Income (loss) before income taxes	1.7%	(59.0%)	1.3%	(55.1%)

Provision for income taxes	.7%	(.7%)	.6%	(.3%)

Net income (loss)	1.0%	(58.3%)	.7%	(54.8%)

THREE MONTHS ENDED JULY 1, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Net sales

Net sales for the second quarter of 2000 were $29.2 million, an increase of $25.1 million over net sales of $4.1 million for the corresponding period of 1999. Substantially all of this increase related to sales recorded by Wamar Products, Double J and Drake, which were acquired subsequent to June 30, 1999.

Gross profit

Gross profit, as a percentage of net sales, for the second quarter of 2000 was 19.9% compared to a negative 7.0% for the corresponding period of 1999. This increase was primarily attributable to the gross profit generated by the Company's small and medium tonnage injection molding facilities, which were acquired subsequent to the second quarter of 1999. Adversely impacting gross profit for the second quarter of 2000 was the under absorption of overhead costs at the Company's new Montpelier, Ohio large tonnage injection molding facility that is operating below practical capacity. Management believes that business booked or anticipated to be booked later in 2000 and beyond should bring the margins at this facility closer to those obtained at the Company's other injection molding facilities. Manufacturing overhead at this facility is being minimized where possible. Gross profit for the second quarter of 1999 was adversely impacted by the under absorption of fixed costs associated with the start-up operations at the Montpelier facility, the Company's sole injection molding facility at the time.

Selling, general and administrative expenses

Selling, general and administrative expenses for the second quarter of 2000 increased $1.5 million to $3.2 million from $1.7 million for the comparable quarter in 1999. This increase was primarily attributable to the Drake acquisition during the first quarter of 2000 and the ongoing investment being made in order to support the Company's long-term strategy of growth through acquisitions. As a percentage of net sales, selling, general and administrative expenses decreased from 41.2% to 11.0%. The decrease, as a percentage of net sales, was indicative of higher net sales in the second quarter of 2000, as compared to the second quarter of 1999. The Company anticipates that the level of selling, general and administrative expenses will continue to increase in order to support continued growth and expansion, however, management believes that selling, general and administrative expenses should continue to decrease as a percentage of net sales.

Interest expense

Interest expense for the second quarter of 2000 increased $1.8 million to $2.1 million from $0.3 million for the comparable quarter in 1999. The increase was the result of higher debt levels for financing the new Montpelier facility, certain acquisition funding and general working capital needs.

Income taxes

The Company's effective income tax rate for the second quarter of 2000 and 1999 differed from the applicable statutory rate primarily due to nondeductible goodwill amortization, the effect of Michigan Single Business tax, and fully reserving future federal income tax benefits associated with net operating loss carryforwards until such time as it is likely that these benefits will be realized.

Net income (loss)

Net income for the second quarter of 2000 increased to $0.3 million compared to a net loss of $2.4 million for the second quarter of 1999 for the reasons noted above.

SIX MONTHS ENDED JULY 1, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Net sales

Net sales for the first six months of 2000 was $54.2 million, an increase of $47.1 million over net sales of $7.1 million for the corresponding period of 1999. Of this increase, $44.8 million related to sales recorded by Wamar Products, Double J and Drake, which were acquired subsequent to June 30, 1999. The remaining sales increase was primarily attributable to higher sales volume at the Company's new Montpelier, Ohio large-tonnage facility, which was in its start-up phase during the first half of 1999.

Gross profit

Gross profit, as a percentage of net sales, for the first six months of 2000 was 17.5% compared to a negative 3.4% for the corresponding period of 1999. This increase was primarily attributable to the gross profit generated by the Company's small and medium tonnage injection molding facilities, which were acquired subsequent to June 30, 1999, and the increased absorption of overhead costs as a result of higher sales volume at the Company's Montpelier large tonnage injection molding facility, which was in its start-up phase during the first half of 1999. Adversely impacting gross profit for the first six months of 2000 was the under absorption of overhead costs at the Montpelier facility that is operating below practical capacity. Management believes that business booked or anticipated to be booked later in 2000 and beyond should bring the margins at this facility closer to those obtained at the Company's other injection molding facilities. Manufacturing overhead at this facility is being minimized where possible. Gross profit for the first six months of 1999 was adversely impacted by the under absorption of fixed costs associated with the start-up operations at the Montpelier facility, the Company's sole injection molding facility at the time.

Selling, general and administrative expenses

Selling, general and administrative expenses for the first six months of 2000 increased $2.3 million to $5.5 million from $3.2 million for the comparable period in 1999. This increase was primarily attributable to the Drake acquisition during the first quarter of 2000 and the ongoing investment being made in order to support the Company's long-term strategy of growth through acquisitions. As a percentage of net sales, selling, general and administrative expenses decreased from 44.9% to 10.2%. This decrease, as a percentage of net sales, was indicative of higher net sales in the first six months of 2000, as compared to the first six months of 1999. The Company anticipates that the level of selling, general and administrative expenses will continue to increase in order to support continued growth and expansion, however, management believes that selling, general and administrative expenses should continue to decrease as a percentage of net sales.

Interest expense

Interest expense for the first six months of 2000 increased $3.1 million to $3.4 million from $0.3 million for the comparable period in 1999. The increase was due to higher debt levels for financing the new Montpelier facility, certain acquisition funding and general working capital needs.

Income taxes

The Company's effective income tax rate for the first six months of 2000 and 1999 differed from the applicable statutory rate primarily due to nondeductible goodwill amortization, the effect of Michigan Single Business tax, and fully reserving future federal income tax benefits associated with net operating loss carryforwards until such time as it is likely that these benefits will be realized.

Net income (loss)

Net income for the first six months of 2000 increased to $0.4 million compared to a net loss of $3.9 million for the first six months of 1999 for the reasons noted above.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a total cash balance of $1.7 million at July 1, 2000. The Company's primary cash requirements are for working capital needs, capital expenditures, business acquisitions, debt service obligations and preferred stock dividends. These cash requirements have increased due to the growth of the Company and are expected to continue to increase as a result of future anticipated growth. Historically, the Company's main sources of cash have been from the sale of equity securities and bank borrowings. The Company believes that cash generated from operations, together with amounts available under its revolving credit facility and any other available financing source, will be adequate to permit the Company to meet its cash requirements, although no assurance can be given in this regard. Changes in the Company's economic condition or other unforeseen circumstances could cause these funds to not be available to meet its cash requirements. In addition, the Company intends to pursue, as part of its business strategy, future growth through acquisitions that may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, the Company may be required to obtain additional debt or equity financing in connection with such transactions. There can be no assurance, however, that additional financing will be available to the Company, when and if needed, on acceptable terms or at all.

Net cash used by operating activities decreased to $2.3 million for the first six months of 2000 from $8.3 million for the comparable period of 1999. The decrease in cash used by operating activities was primarily attributable to improved profitability. Working capital at July 1, 2000 was a negative $0.3 million, compared with a positive $5.7 million at December 31, 1999. The decrease reflected the cash paid and current portion of long-term debt incurred in connection with the Drake acquisition.

During the first six months of 2000, the Company used cash of $1.3 million for capital expenditures, $27.3 million, net of cash acquired, for acquisitions and $1.0 million to pay dividends to preferred shareholders.

On February 1, 2000, the Company acquired substantially all the assets of Drake Products Corporation, a full-service plastic injection molding firm based in Greenville, Michigan. Consideration for the acquisition included 2 million shares of Clarion common stock, approximately $25.1 million in cash and the issuance of two subordinated promissory notes totaling approximately $5.1 million. The Company also assumed approximately $6.7 million of liabilities. In a related transaction, the Company also acquired the real property used by Drake for $2.2 million in cash and the issuance of a $1.0 million subordinated promissory note.

At July 1, 2000, the Company's total debt was $56.8 million, of which $49.9 million represented bank debt. At December 31, 1999 total debt was $23.8 million, of which $22.8 million represented bank debt. The increase in total debt resulted principally from new long-term bank borrowings of $50.8 million and the issuance of $6.1 million in subordinated promissory notes associated with the Drake acquisition, offset by repayments totaling $23.9 million.

Clarion replaced its existing credit agreements with a new revolving and term credit agreement (the "Credit Agreement") on February 29, 2000 in connection with the acquisition of Drake. The Credit Agreement, which was entered into with a group of commercial banks, provides for aggregate borrowings of up to $53.0 million consisting of: (i) a $15 million revolving credit facility; (ii) a $12 million term loan; and (iii) a $26 million amortizing term loan. The Credit Agreement expires in February 2003 .

On July 20, 2000, the Company issued a $30 million senior subordinated term note (the "Note") and a warrant to purchase 2,847,797 shares of Clarion common stock, which was exercised on August 2, 2000 for a nominal amount, to the William Blair Mezzanine Capital Fund III, L.P. The Note requires quarterly payments of interest only and matures on June 30, 2007. The current rate of interest on the Note is 12%, which may be reduced to 11.5% at such time as the Company raises at least $20 million of additional equity. The Note may be prepaid, at the Company's option, in minimum increments of $500,000 at any time after three years. The Note is unsecured and is subordinated to the Company's senior bank debt. Proceeds from the Note were used to repay the Company's $12 million term loan, repay the balance outstanding of $13.4 million under the Company's revolving credit facility and repay $3 million of the subordinated note issued in connection with the acquisition of Drake.

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

YEAR 2000 READINESS DISCLOSURE

Many computer systems and software products were designed to accept only two digits in date code fields which could result in recognizing the entry ″00″ as the year 1900 rather than the year 2000. Consequently, such computer systems and software products needed to be upgraded to comply with Year 2000 ("Y2K") requirements. Clarion had actively taken steps prior to December 31, 1999 to insure that information technology systems, embedded technology and material third parties were all prepared to process date-related information in the Year 2000 without disruption.

As of the date of this filing, the Company has not experienced any Y2K-related problems and is currently unaware of any potential interruptions that could result from Y2K readiness issues. The Company continues to monitor its operations and transactions with customers and vendors for possible Y2K issues.

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

The statements contained in this document or incorporated by reference that are not historical facts are forward-looking statements within the meaning of the ″safe harbor″ provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations or beliefs and are subject to a number of risks and uncertainties. In particular, any statement contained herein regarding the consummation and benefits of future acquisitions, as well as expectations with respect to future sales, operating efficiencies, and product expansion are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which may cause actual results, performance or achievements to differ materially from those described in the forward looking statements. Factors which may cause actual results to differ materially from those contemplated by the forward-looking statements, include, among other things: overall economic and business conditions; the demand for the Company's goods and services; competitive factors in the industries in which the Company competes; increases in production or material costs that cannot be recouped in product pricing; changes in government regulations; changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate fluctuations and other capital market conditions; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions; and the timing, impact and other uncertainties of future acquisitions. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended July 1, 2000, the Company issued unregistered shares of its Common Stock in the following transactions:

In April, the Company issued 4,000 shares of Common Stock as consideration for services rendered to the Company. The securities were issued for an aggregate consideration of $8,000 pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

In June, the Company issued 7,000 shares of Common Stock as consideration for services rendered to the Company. The securities were issued for an aggregate consideration of $28,000 pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

In June, the Company issued 42,241 shares of Common Stock as consideration for services rendered to the Company. The securities were issued for an aggregate consideration of $84,482 pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the annual meeting of stockholders held on June 20, 2000, the stockholders of the Company took the following actions:

1. The holders of common stock elected the following nine directors for terms of office expiring at the annual meeting of stockholders in the year 2001:

NAME	FOR	WITHHOLD
Harrington Bischof	19,657,967	27,945
Bryan C. Cressey	19,666,657	18,955
Terence M. Graunke	19,666,657	18,955
Michael C. Miller	19,666,657	18,955
Jack D. Rutherford	19,666,657	18,955
Frederick A. Sotok	19,666,657	18,955
Frank T. Steck	19,666,657	18,955
Craig A. Wierda	19,666,657	18,955
Troy D. Wiseman	19,630,902	55,010

2. The holders of common stock approved a Board of Directors proposal to adopt the Clarion Technologies, Inc., 2000 Employees' Stock Purchase Plan. The vote was 17,805,749 for and 21,770 against and 1,858,393 broker non-votes.

3. The holders of common stock approved a Board of Directors proposal to adopt the First Amendment to the Clarion Technologies, Inc. 1999 Stock Incentive Plan. The vote was 17,784,749 for and 39,270 against and 1,861,893 broker non-votes.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NUMBER	DESCRIPTION

27	Financial Data Schedule

(b) The Company filed the following report on Form 8-K during the three months ended July 1, 2000:

May 12, 2000; pursuant to Item 7, the Company amended its current report previously filed related to the acquisition of substantially all the assets of Drake Products Corporation. The amended report included audited financial statements for Drake Products Corporation and related pro forma financial information.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARION TECHNOLOGIES, INC.
Date: August 15, 2000	/s/ David W. Selvius
David W. Selvius, Chief Financial Officer