Form 10QSB
period 2000-09-30
CLARION TECHNOLOGIES INC/DE/
filed 2000-11-14
CIK 835409

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


The number of shares outstanding of registrant's common stock was 23,513,737 as of October 31, 2000.


Transitional Small Business Disclosure Format (check one):

                                Yes ___   No __X__

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                   CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share data)

                                                                       Three Months Ended                 Nine Months Ended
                                                                           September 30,                    September 30,
                                                                   --------------------------         --------------------------
                                                                     2000              1999             2000              1999
                                                                   --------          --------         --------          --------
Net sales                                                          $ 31,318          $  5,899         $ 85,563          $ 13,048
Cost of sales                                                        27,738             5,742           72,479            13,137
                                                                   --------          --------         --------          --------
Gross profit (loss)                                                   3,580               157           13,084               (89)

Selling, general and administrative expenses                          3,463             2,448            8,982             5,658
                                                                   --------          --------         --------          --------
Operating income (loss)                                                 117            (2,291)           4,102            (5,747)

Interest expense                                                     (2,047)             (294)          (5,413)             (607)
Other income (expense), net                                              17                 1               93              (170)
                                                                   --------          --------         --------          --------
     Loss before provision for income taxes                          (1,913)           (2,584)          (1,218)           (6,524)

Provision for income taxes                                              175                25              495                 -
                                                                   --------          --------         --------          --------
     NET LOSS                                                      $ (2,088)         $ (2,609)        $ (1,713)         $ (6,524)
                                                                   ========          ========         ========          ========

Net loss                                                           $ (2,088)         $ (2,609)        $ (1,713)         $ (6,524)
Preferred stock dividends declared                                     (554)             (145)          (1,650)             (145)
                                                                   --------          --------         --------          --------
Loss attributable to common shareholders                           $ (2,642)         $ (2,754)        $ (3,363)         $ (6,669)
                                                                   ========          ========         ========          ========

Average shares outstanding (basic and diluted)                       22,549            17,800           20,996            16,846

Loss per share (basic and diluted)                                   $ (.12)           $ (.15)          $ (.16)           $ (.40)
                                                                     ======            ======           ======            ======

     See accompanying notes to condensed consolidated financial statements.

                   CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                     September 30,    December 31,
                                                         2000             1999
                                                     -------------    ------------
                                                      (unaudited)
ASSETS
Current assets:
Cash and cash equivalents                              $    1,138     $    6,560
Accounts receivable, net                                   20,214          9,543
Inventories                                                 9,815          3,752
Prepaid expenses and other current assets                   1,202            706
                                                       ----------     ----------
Total current assets                                       32,369         20,561

Property, plant and equipment, net                         51,812         33,594
Cost in excess of net assets acquired, net                 28,862          5,567
Other assets                                                6,657            592
                                                       ----------     ----------
                                                       $  119,700     $   60,314
                                                       ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt                                        $        -     $       87
Current portion of long-term debt                           3,889            463
Accounts payable                                           20,974          8,395
Accrued liabilities and dividends payable                   7,207          5,885
                                                       ----------     ----------
Total current liabilities                                  32,070         14,830

Long-term debt, net of current portion                     59,473         23,204
Deferred taxes and other liabilities                          492            737
                                                       ----------     ----------
Total liabilities                                          92,035         38,771

Value of common shares subject to redemption                2,550          2,550

Shareholders' equity:
Preferred stock                                            15,702         15,670
Common stock                                                   24             19
Additional paid-in capital                                 33,268         23,820
Accumulated deficit                                       (23,879)       (20,516)
                                                       ----------     ----------
Total shareholders' equity                                 25,115         18,993
                                                       ----------     ----------
                                                       $  119,700     $   60,314
                                                       ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                   CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                          Nine Months Ended
                                                            September 30,
                                                      --------------------------
                                                        2000              1999
                                                      ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $  (1,713)       $  (6,524)
Depreciation and amortization                             4,790              925
Changes in operating assets and liabilities              (6,284)          (8,266)
Other, net                                                    6              318
                                                      ---------        ---------
Cash used for operating activities                       (3,201)         (13,547)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                     (3,438)         (10,889)
Business acquisitions, net of cash acquired             (30,796)          (6,305)
Other                                                        38              209
                                                      ---------        ---------
Cash used for investing activities                      (34,196)         (16,985)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term debt                            (3,587)           4,057
Proceeds from long-term borrowings                       87,400           11,294
Repayments of long-term debt                            (50,430)          (2,974)
Proceeds from issuance of capital stock                     113           18,516
Preferred stock dividends paid                           (1,521)               -
                                                      ---------        ---------
Cash provided by financing activities                    31,975           30,893
                                                      ---------        ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (5,422)             361

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR              6,560            3,973
                                                      ---------        ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $   1,138        $   4,334
                                                      =========        =========

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


NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Components of inventories are summarized as follows (in thousands):

                                                     September 30,     December 31,
                                                        2000               1999
                                                    --------------     -----------
     Raw materials                                     $ 3,444          $ 1,626
     Work in process                                     4,197            1,331
     Finished goods                                      2,174              795
                                                       -------          -------
                                                       $ 9,815          $ 3,752
                                                       =======          =======

NOTE 3.  LOSS PER SHARE

Average shares outstanding used to compute basic and diluted loss per share were the same for each of the periods presented because the effect of including common stock equivalents would have been anti-dilutive due to the Company's losses attributable to common shareholders.

                   CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 4.  BUSINESS COMBINATIONS (continued)

On July 21, 2000, the Company acquired the net working capital of Small Parts - NAPCO, L.L.C. ("Small Parts"), of Wauseon, Ohio, which consisted of accounts receivable, inventories and accounts payable. The total net purchase price, including transaction-related costs, was approximately $3.2 million. No buildings or equipment were acquired; all customer injection molds in production at Small Parts were moved into existing Clarion facilities.

On February 1, 2000, the Company acquired substantially all the assets of Drake Products Corporation ("Drake"), a full-service plastic injection molding firm based in Greenville, Michigan. Consideration for the acquisition included 2 million shares of Clarion common stock, approximately $25 million in cash and the issuance of two subordinated promissory notes totaling approximately $5.1 million. The Company also assumed approximately $6.7 million of liabilities. The transaction was accounted for under the purchase method of accounting; therefore, assets and liabilities were recorded based upon their fair values at the date of acquisition. Operating results have been included in the Company's condensed consolidated statements of income from the date of acquisition. The Company is in the process of finalizing the purchase price allocation and has thus far recorded $22.4 million of costs in excess of the fair value of the net assets acquired, which is being amortized over 40 years. In other related transactions, the Company acquired the real properties used by Drake for $2.5 million in cash and the issuance of a $1.0 million subordinated promissory note.

On September 30, 1999, the Company acquired all the outstanding stock of Double "J" Molding, Inc. ("Double J"), a tier-two automotive supplier of plastic injection molded parts, for 850,000 shares of Clarion common stock. The transaction was accounted for under the purchase method of accounting, therefore, operating results have been included in the Company's condensed consolidated statements of income from the date of acquisition.

On August 31, 1999, the Company acquired all the outstanding stock of Wamar Products, Inc. ("Wamar Products"), a plastic injection molder and assembler of plastic component and finished products, for $6.8 million in cash and 200,000 shares of Clarion common stock. The transaction was accounted for under the purchase method of accounting. Operating results have been included in the Company's condensed consolidated statements of income from the date of acquisition.

The following unaudited pro forma consolidated results of operations are presented as if the acquisitions of Drake, Double J and Wamar Products had been made at the beginning of the periods presented (in thousands, except per share data). The historical operating results of Small Parts were not material and have not been included in the pro forma amounts below.

                                               Three Months Ended                 Nine Months Ended
                                                  September 30,                     September 30,
                                              ---------------------            ----------------------
                                                 2000        1999                2000           1999
                                              --------     --------            --------      --------
Net sales                                     $ 31,318     $ 27,139            $ 89,510      $ 80,678
Net loss                                        (2,088)      (4,751)             (1,785)       (8,933)
Loss attributable to common shareholders
per share (basic and diluted)                     (.12)        (.21)               (.16)         (.44)

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


NOTE 6.  LONG-TERM DEBT

On July 20, 2000, the Company issued a $30 million senior subordinated term note (the "Note") and a warrant to purchase 2,847,797 shares of Clarion common stock for $.0001 per share to the William Blair Mezzanine Capital Fund III, L.P. (the "Fund"). Proceeds from the Note were used to repay $13.4 million of revolving debt, $12 million of term debt and $3 million of a subordinated term note, with the remaining $1.6 million used to acquire the net working capital of Small Parts. The estimated value of the warrant was approximately $5.3 million based on an independent appraisal obtained by the Company. The warrant has been included with other noncurrent assets and is being amortized as a component of interest expense over seven years. The warrant was exercised by the Fund on August 2, 2000.

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

At September 30, 2000 the Company was in compliance with restrictive covenants contained in the Note and the credit agreement with its banks, except for covenants requiring a minimum tangible net worth and earnings before interest, taxes, depreciation and amortization. The Company has obtained appropriate waivers for noncompliance with the covenants.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

The following information should be read in conjunction with the accompanying Condensed Consolidated Financial Statements of the Company and the Management's Discussion and Analysis or Plan of Operation set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

The Company is a full-service custom injection molder, providing rapid prototyping and design models, mold design and engineering services, mold manufacturing, injection molding and post-molding assembly to a diverse base of customers in the automotive, heavy truck, office furniture and consumer goods industries. Clarion's business strategy is to create, through acquisitions and internal growth, one of the largest full-service custom injection molding businesses in the highly fragmented plastic injection-molding industry to serve customers in the Company's target markets.

The Company has completed several key acquisitions during the past two years. During 1999, the Company entered into two business combinations that were accounted for as poolings of interests. Accordingly, all financial data in the Management's Discussion and Analysis or Plan of Operation has been reported as though these companies have always been one entity. In April, the Company acquired Mito Plastics, Inc. a full-service product development company providing program management, industrial design, engineering, prototyping and tooling from concept through delivery of complete assemblies all under one roof. In August, the Company acquired Wamar Tool & Machine Co., a fully equipped mold making and mold repair firm that serves the plastic injection molding industry.

The Company also entered into two business combinations during 1999 and one during 2000 that were accounted for as purchases. Accordingly, financial data in the Management's Discussion and Analysis or Plan of Operations only include operating results for these companies subsequent to their effective acquisition dates, which impact the comparability of results between the periods presented. On August 31, 1999, the Company acquired Wamar Products, Inc. a plastic injection molder and assembler of plastic component and finished products. On October 1, 1999, the Company acquired Double "J" Molding, Inc., a tier two automotive supplier of plastic injection molded parts. On February 1, 2000, the Company acquired the assets of Drake Products Corporation, a full-service plastic injection molding firm, and the real properties used by the Drake operations.


RESULTS OF OPERATIONS

The  table  below   summarizes  the   components  of  the  Company's   Condensed
Consolidated Statements of Income as a percentage of net sales:

                                                              Three Months Ended               Nine Months Ended
                                                                  September 30,                   September 30,
                                                              --------------------            --------------------
                                                               2000          1999              2000          1999
                                                              ------        ------            ------        ------
Net sales                                                     100.0%        100.0%            100.0%        100.0%
Cost of sales                                                  88.6%         97.3%             84.7%        100.7%
                                                              ------        ------           -------        ------
Gross profit (loss)                                            11.4%          2.7%             15.3%          (.7%)
Selling, general and administrative expenses                   11.1%         41.5%             10.5%         43.4%
                                                              ------        ------           -------        ------
Operating income (loss)                                          .3%        (38.8%)             4.8%        (44.1%)
Interest expense                                               (6.5%)        (5.0%)            (6.3%)        (4.6%)
Other income (expense), net                                      .1%            -                .1%         (1.3%)
                                                              ------        ------           -------        ------
     Loss before provision for income taxes                    (6.1%)       (43.8%)            (1.4%)       (50.0%)
Provision for income taxes                                       .6%           .4%               .6%            -
                                                              ------        ------           -------        ------
     NET LOSS                                                  (6.7%)       (44.2%)            (2.0%)       (50.0%)
                                                              ======        ======           =======        ======

Net sales

Net sales of $31.3 million in the third quarter of 2000 were $25.4 million higher than net sales of $5.9 million in the third quarter of 1999. N et sales for the first nine months of 2000 were $85.5 million, an increase of $72.5 million over net sales of $13.0 million for the same period in the prior year. The increases were primarily due to the inclusion of quarter and year-to-date sales from Double J and Drake in 2000, with no comparable sales in the same periods of 1999 since those companies were acquired after September 30, 1999. In addition, net sales from Wamar Products were included in the third quarter and first nine months of 2000, whereas the same periods in 1999 only included net sales for one month. Net sales increases from companies acquired accounted for $21.5 million of the third quarter increase and $66.1 million of the year-to-date increase. The remaining increases were primarily attributable to higher sales volumes at the Company's new Montpelier, Ohio large-tonnage facility, which was in its start-up phase during most of 1999.


Gross profit

Gross profit, as a percentage of 2000 net sales, was 11.4% for the third quarter and 15.3% for the first nine months, compared to 2.7% and a negative 0.7% in the corresponding periods of 1999. The increases were primarily attributable to the gross profit generated by the Company's small and medium tonnage injection molding facilities, which were acquired in late 1999 and early 2000. Partially offsetting the increases in third-quarter and year-to-date gross profit was the under absorption of overhead costs at the Company's Montpelier, Ohio large-tonnage injection molding facility. That location was a start-up operation in 1999 and has not yet been operating at practical capacity. Management believes that business booked or anticipated to be booked yet in 2000 and beyond should bring the margins at this facility closer to those being generated at the Company's other injection molding facilities. Manufacturing overhead at this facility is being minimized where possible. Gross profit in comparable periods of the prior year reflected the under absorption of fixed costs associated with the start-up of the Montpelier facility, the Company's only injection molding facility from January through August of 1999.


Selling, general and administrative expenses

Year over year, selling, general and administrative ("SG&A") expenses increased from $2.4 to $3.5 million in the third quarter, and increased from $5.7 to $9.0 million year to date. As a percentage of net sales, SG&A expense in the third quarter declined from 41.5% in 1999 to 11.1% in 2000, and year to date declined from 43.4% in 1999 to 10.5% in 2000. The increase in spending was due to additional expenses associated with adding the Drake operations during the first quarter of 2000, and the making of ongoing investments in order to support the Company's long-term strategy of growth through acquisitions. The decline as a percentage of net sales was attributable to the effect of increased sales volumes from new operations acquired since the third quarter of 1999. The Company expects that SG&A expenses will continue to increase in order to support continued growth and expansion, however, as a percent of net sales SG&A expenses should trend toward declining period over period.


Interest expense

Interest expense for the third quarter of 2000 increased $1.7 million to $2.0 million from $0.3 million for the comparable quarter in 1999. Year to date, interest expense rose to $5.4 million compared to $0.6 million during the same period in 1999. The increases in interest expense for the quarter and year to date were primarily due to higher debt levels associated with financing the Drake business acquisition and general working capital funding.

Income taxes

The Company's effective income tax rates for all periods presented differed from the applicable statutory rates primarily due to nondeductible goodwill amortization, the effect of Michigan Single Business Tax, and fully reserving federal income tax benefits associated with net operating losses. The federal tax benefits from net operating loss carryforwards will only be recognized as the Company generates taxable income in future periods.


Net loss

The Company recorded a net loss of $2.1 million for the third quarter of 2000 compared to a net loss of $2.6 million in the same period of 1999. A net loss of $1.7 million was posted for the first nine months of 2000 versus a net loss of $6.5 million in the same period of 1999. The losses were smaller in 2000 compared to 1999 due to higher net sales and higher gross margins, offset partially by increases in SG&A and interest expenses.


LIQUIDITY AND CAPITAL RESOURCES

The Company had a total cash balance of $1.1 million at September 30, 2000. The Company's prima ry cash requirements are for working capital needs, capital expenditures, business acquisitions, debt service obligations and preferred stock dividends. These cash requirements have increased due to the growth of the Company and are expected to continue to increase as a result of future anticipated growth. Historically, the Company's main sources of cash have been from the sale of equity securities and bank borrowings. The Company believes that cash generated from future operations, together with amounts available under its revolving credit facility and any other available financing source, will be adequate to permit the Company to meet its cash requirements, although no assurance can be given in this regard. Changes in the Company's economic condition or other unforeseen circumstances could cause these funds to not be available to meet its cash requirements. In addition, the Company intends to pursue, as part of its business strategy, future growth through acquisitions that may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, the Company may be required to obtain additional debt or equity financing in connection with such transactions. There can be no assurance, however, that additional financing will be available to the Company, when and if needed, on acceptable terms or at all.

Working capital at September 30, 2000 was $0.3 million, compared to $5.7 million at December 31, 1999. The decrease occurred mainly from cash expended for the Drake business acquisition. Net cash used by operating activities was $3.2 million for the first nine months of 2000 compared to $13.5 million for the same period in 1999. The decrease was primarily due to improved profitability and higher non-cash charges for depreciation and amortization as the Company executes its growth strategy.

During the first nine months of 2000, the Company used cash of $3.4 million for capital expenditures, which consisted mainly of machinery and equipment. The Company currently anticipates that capital expenditures for the remainder of 2000 will be approximately $0.7 million and will consist principally of machinery and equipment.

On February 1, 2000, the Company acquired substantially all the assets of Drake Products Corporation, a full-service plastic injection molding firm based in Greenville, Michigan. Consideration for the acquisition included 2 million shares of Clarion common stock, approximately $25.1 million in cash and the issuance of two subordinated promissory notes totaling approximately $5.1 million. The Company also assumed approximately $6.7 million of liabilities. In other related transactions, the Company acquired the real property used by the Drake operations for $2.5 million in cash and the issuance of a $1.0 million subordinated promissory note. The cash portions of the asset and real property acquisitions were funded with cash on hand and proceeds received from additional bank borrowings.

On July 21, 2000, the Company acquired the net working capital of Small Parts - NAPCO, L.L.C., of Wauseon, Ohio, which consisted of accounts receivable, inventories and accounts payable. The total net purchase price, including transaction-related costs, was approximately $3.2 million. No buildings or equipment were acquired; all customer injection molds in production at Small Parts were moved into existing Clarion facilities. The acquisition was funded with proceeds received from a subordinated term note issued to the William Blair Mezzanine Capital Fund III, L.P. and proceeds from borrowings under the Company's revolving credit facility.

On February 29, 2000, in connection with the Drake acquisitions, Clarion replaced its existing credit agreements with a new revolving and term debt credit agreement (the "Credit Agreement"). The Credit Agreement, which was entered into with a group of commercial banks, provides for aggregate borrowings of up to $53.0 million and consists of $15 million in revolving credit and $38 million in term debt. The Credit Agreement expires in February 2003.

On July 20, 2000, the Company issued a $30 million senior subordinated term note (the "Note") and a warrant to purchase 2,847,797 shares of Clarion common stock for $.0001 per share to the William Blair Mezzanine Capital Fund III, L.P. The Note requires quarterly payments of interest only and matures on June 30, 2007. The current rate of interest on the Note is 12%, which may be reduced to 11.5% at such time as the Company raises at least $20 million of additional equity. The Note may be prepaid, at the Company's option, in minimum increments of $500,000 at any time after three years. The Note is unsecured and is subordinated to the Company's senior bank debt. Proceeds from the Note were used to repay $13.4 million of revolving debt, $12 million of term debt and $3 million of a subordinated term note, with the remaining $1.6 million used to acquire the net working capital of Small Parts. The warrant to purchase Clarion common stock was exercised on August 2, 2000.


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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During  the  three  months  ended   September  30,  2000,   the  Company  issued
unregistered shares of its Common Stock in the following transactions:

In July, the Company issued 270 shares of Common Stock in connection with certain public relations activities. No consideration was received for the securities, which were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

In August, the William Blair Mezzanine Capital Fund III, L.P. exercised its right to purchase 2,847,797 shares of Common Stock at a price of $.0001 per share. The securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

In August, the Company issued 9,500 shares of Common Stock to two outside directors as consideration for services rendered. The securities were issued at an agreed value of $1.875 per share pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

In August, the Company issued 15,625 shares of Common Stock pursuant to an employment agreement. The securities were issued at an agreed value of $1.875 per share pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

In August, the Company issued 20,000 shares of Common Stock as consideration for services rendered to the Company. The securities were issued at an agreed value of $1.875 per share pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

In September, the Company issued 50 shares of Common Stock in connection with certain public relations activities. No consideration was received for the securities, which were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   Exhibit Number                        Description
   --------------   ----------------------------------------------------------

        10.1 Senior Subordinated Loan Agreement dated as of July 21, 2000, by and among Clarion Technologies, Inc., its subsidiaries party thereto, and William Blair Mezzanine Capital Fund III, L.P.

        10.2        Senior  Subordinated  Note  dated as of July 21,  2000  from
                    Clarion  Technologies,   Inc.  and  its  subsidiaries  party
                    thereto, to William Blair Mezzanine Capital Fund III, L.P.

        10.3 Warrant dated as of July 21, 2000 from Clarion Technologies, Inc. to William Blair Mezzanine Capital Fund III, L.P.

        10.4        Registration  Rights  Agreement  dated as of July  21,  2000
                    between  Clarion   Technologies,   Inc.  and  William  Blair
                    Mezzanine Capital Fund III, L.P.

        27          Financial Data Schedule



(b) The Company filed the following report on Form 8-K during the three months ended September 30, 2000:

     August 3, 2000; pursuant to Item 5, the Company reported the acquisition of the customer base and net working capital of Small Parts - NAPCO, L.L.C. and the $30 million investment by William Blair Mezzanine Capital Fund III, L.P.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CLARION TECHNOLOGIES, INC.

Date:  November 14, 2000               /s/ David W. Selvius
                                       David W. Selvius, Chief Financial Officer

EXHIBIT 10.1

                 WILLIAM BLAIR MEZZANINE CAPITAL FUND III, L.P.

                       SENIOR SUBORDINATED LOAN AGREEMENT

                    $30,000,000 SENIOR SUBORDINATED TERM NOTE

                                DUE JUNE 30, 2007

                           CLARION TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                                                            Page

ARTICLE 1         DEFINITIONS..................................................1
         1.1      Certain Definitions..........................................1
         1.2      Accounting Principles.......................................10

ARTICLE 2         CREDIT TERMS................................................11
         2.1      Purchase and Sale of the Senior Subordinated Note...........11
         2.2      Repayment of Principal......................................11
         2.3      Interest....................................................11
         2.4      Prepayments.................................................11
         2.5      Payments....................................................12
         2.6      Pro Rata Payment............................................12
         2.7      Investment Fee..............................................12

ARTICLE 3         CLOSING DELIVERIES..........................................13

ARTICLE 4         REPRESENTATIONS AND WARRANTIES..............................14
         4.1      Organization and Qualification..............................15
         4.2      Authorization, Validity and Enforceability..................15
         4.3      Capitalization..............................................15
         4.4      No Event of Default; Compliance with Instruments............16
         4.5      Compliance with Laws; Certain Operations....................16
         4.6      Solvency....................................................16
         4.7      Litigation..................................................16
         4.8      Regulations U and X.........................................16
         4.9      ERISA.......................................................17
         4.10     Subsidiaries................................................17
         4.11     Financials..................................................17
         4.12     Absence of Undisclosed Liabilities..........................18
         4.13     Assets......................................................18
         4.14     Tax Matters.................................................18
         4.15     Contracts...................................................18
         4.16     Absence of Changes..........................................18
         4.17     Intellectual Property.......................................18
         4.18     Insurance...................................................19
         4.19     Environmental and Safety Matters............................19
         4.20     Investment Company..........................................20
         4.21     Affiliate Transactions......................................20
         4.22     Employee Matters............................................20
         4.23     Tangible Property...........................................20
         4.24     Disclosure..................................................21
         4.25     Public Utility Company......................................21
         4.26     Fiscal Year.................................................21


(609497.10)

ARTICLE 5         AFFIRMATIVE COVENANTS.......................................21
         5.1      Payment of Obligations......................................21
         5.2      Preservation of Corporate Existence.........................21
         5.3      Payment of Taxes and Claims.................................21
         5.4      Reporting Requirements......................................21
         5.5      Notices to Lender...........................................23
         5.6      Maintenance of Insurance....................................24
         5.7      Maintenance of Properties...................................24
         5.8      Keeping of Records and Books of Account.....................24
         5.9      Visitation Rights...........................................24
         5.10     Compliance with Laws........................................24
         5.11     Performance of Agreements...................................24
         5.12     Environmental and Safety Matters............................25
         5.13     Use of Proceeds.............................................25

ARTICLE 6         NEGATIVE COVENANTS..........................................25
         6.1      Indebtedness................................................26
         6.2      Liens.......................................................26
         6.3      Contingent Liabilities......................................27
         6.4      Operating Lease Obligations.................................27
         6.5      Merger or Asset Sale........................................27
         6.6      Payments of Subordinated Indebtedness.......................27
         6.7      Investments; Acquisitions...................................27
         6.8      Distributions...............................................28
         6.9      Amendments or Changes in Agreements.........................28
         6.10     Transactions with Affiliates................................28
         6.11     Business Conducted..........................................28
         6.12     Fiscal Year.................................................28
         6.13     Sale and Leaseback Transactions.............................29
         6.14     Investment Banking, Broker's and Finder's Fees..............29
         6.15     Capital Expenditures........................................29
         6.16     Allocation of Consideration.................................29
         6.17     Financial Covenants.........................................29
         6.18     Limitation on Creation of Subsidiaries......................30
         6.19     Unconditional Purchase Obligations..........................30

ARTICLE 7         DEFAULT.....................................................30
         7.1      Events of Default...........................................30
         7.2      Consequences of Event of Default............................32
         7.3      Other Rights................................................32

ARTICLE 8         MISCELLANEOUS...............................................32
         8.1      Successors and Assigns in General...........................32
         8.2      Action by Lender............................................33
         8.3      Modifications, Amendments or Waivers........................33
         8.4      No Implied Waivers; Cumulative Remedies; Writing Required...33
         8.5      Reimbursement of Expenses; Taxes............................33
         8.6      Notices.....................................................33

(609497.10)

         8.7      Survival....................................................34
         8.8      Governing Law; Consent to Jurisdiction and
                  Service of Process; Waiver of Jury Trial....................34
         8.9      Severability................................................35
         8.10     Headings....................................................35
         8.11     Counterparts................................................35
         8.12     Indemnification.............................................35
         8.13     Payment Set Aside...........................................37
         8.14     Interpretation..............................................37
         8.15     Reimbursement Among Loan Parties............................37
         8.16     Guaranty....................................................37
         8.17     Joint and Several Liability.................................37
         8.18     Interrelationship Among the Loan Parties....................38


 (609497.10)

Exhibit A       Form of Junior Subordination Agreements
Exhibit B       Form of Registration Rights Agreement
Exhibit C       Form of Senior Subordinated Note
Exhibit D       Form of Warrant
Exhibit E       Form of Opinion of Varnum, Riddering, Schmidt & Howlett LLP
Exhibit F       Small Parts Acquisition Transaction Documents


Schedule 2.5      Payments
Schedule 4.3      Capitalization
Schedule 4.5      Compliance with Laws; Certain Operations
Schedule 4.9      ERISA
Schedule 4.10     Subsidiaries
Schedule 4.16     Absence of Changes
Schedule 4.17     Intellectual Property Infringement Claims
Schedule 4.19     Environmental & Safety Matters
Schedule 4.21     Affiliate Transactions
Schedule 4.22     Employee Matters
Schedule 6.1      Certain Indebtedness
Schedule 6.2      Liens
Schedule 6.7      Contemplated Investments
 Schedule 6.8     Distributions
Schedule 6.10     Transactions with Affiliates
Schedule 6.14     Investment Banking Brokers & Finder's Fees
Schedule 7.1      Certain Executive Officers

                       SENIOR SUBORDINATED LOAN AGREEMENT

     This SENIOR SUBORDINATED LOAN AGREEMENT is made and entered into as of July 21st, 2000 between CLARION TECHNOLOGIES, INC., a Delaware corporation (the "Company"), and its subsidiaries party hereto (the Company and its subsidiaries are referred to individually as a "Loan Party" and collectively as the "Loan Parties"), jointly and severally, as borrowers and WILLIAM BLAIR MEZZANINE CAPITAL FUND III, L.P., a Delaware limited partnership ("WBMCF"), as the lender.

     In consideration of the mutual covenants and agreements contained herein, the parties agree as follows:

                                   ARTICLE 1

                                  DEFINITIONS

     1.1 Certain Definitions. In addition to other terms defined elsewhere in this Agreement, the following terms shall have the meanings set forth below:

     "Affiliate" of any Person shall mean any other Person which, directly or indirectly, controls, or is controlled by or is under common control with such Person including, in the case of any Person who is an individual, his or her spouse or any of his or her descendants (lineal or adopted) or ancestors or any of their spouses. For purposes hereof, "control" shall mean the possession, directly or indirectly, of the power to direct or cause the direction of management or policies of a Person whether through ownership of securities, by contract or otherwise; provided, however, that any Person which owns directly or indirectly 10% or more of the securities (on a fully-diluted basis) of any other Person having ordinary voting power for the election of directors shall be deemed to control such other Person. Under no circumstances shall Lender be deemed to be an Affiliate of the Loan Parties.

     "Agent" shall mean LaSalle Bank National Association, a national banking association, in its capacity as agent under the Senior Loan Agreement, or any successor agent appointed in accordance with Section 13.9 of the Senior Loan Agreement.

     "Agreement" shall mean this Senior Subordinated Loan Agreement, as it may be amended, modified or supplemented from time to time.

     "Annualized EBITDA" shall mean four (4) times the applicable quarterly EBITDA.

     "Asset Sale" shall mean the sale, lease, assignment or other transfer for value (each a "Disposition") by any Loan Party to any Person (other than any other Loan Party) of any asset or right of any Loan Party other than (a) the Disposition of any asset which is to be replaced, and is in fact replaced, within 30 days with another asset performing the same or a similar function, (b) the sale or lease of inventory in the ordinary course of business.

     "Bankruptcy Code" shall mean the Federal Bankruptcy Reform Act of 1978 (11 U.S.C.ss.101, et seq.), as amended and in effect from time to time and the regulations issued from time to time thereunder.

     "Business" shall mean the business engaged in by the Loan Parties of the manufacture or sale of custom injection molding to the automotive, heavy truck, office furniture, appliance and consumer goods industries.

     "Business Day" shall mean any day other than a Saturday, Sunday or public holiday under the laws of the State of Illinois or other day on which banking institutions are authorized or obligated to close in the State of Illinois.

     "Capital Expenditures" shall mean all expenditures which, in accordance with GAAP, would be required to be capitalized and shown on the Consolidated balance sheet of the Loan Parties, but excluding expenditures made in connection with Permitted Acquisitions or the replacement, substitution or restoration of assets to the extent financed (i) from insurance proceeds (or other similar recoveries) paid on account of the loss of or damage to the assets being replaced or restored or (ii) with awards of compensation arising from the taking by eminent domain or condemnation of the assets being replaced.

     "Capital Lease" shall mean a lease under which the obligations of the lessee would, in accordance with GAAP, be included in determining total liabilities as shown on the liability side of a balance sheet of the lessee.

     "Capital Lease Obligations" shall mean the amount of the liability reflecting the aggregate discounted amount of future payments under all Capital Leases calculated in accordance with GAAP and Statement of Financial Accounting Standards No. 13.

     "Cash" shall mean money, currency or a credit balance in a general deposit account with a financial institution.

     "Cash Equivalents" shall mean (a) securities issued or directly and fully guaranteed or insured by the United States of America or any agency or instrumentality thereof (provided that the full faith and credit of the United States of America is pledged in support thereof) having maturities of not more than one year from the date of acquisition, (b) marketable direct obligations issued by any State of the United States of America or any local government or other political subdivision thereof rated (at the time of acquisition of such security) at least AA by Standard & Poor's Ratings Group ("S&P") or the equivalent  thereof  by  Moody's  Investors  Service,  Inc.  ("Moody's")  having maturities  of not more  than one year  from the date of  acquisition,  (c) U.S.
dollar denominated time deposits, certificates of deposit and bankers' acceptances of any domestic commercial bank of recognized standing having capital and surplus in excess of $500,000,000, (d) commercial paper and variable or fixed rate notes issued by any bank whose short-term commercial paper rating (at the time of acquisition of such security) by S&P is at least A-1 or the equivalent thereof or by Moody's is at least P-1 or the equivalent thereof (any such bank, an "Approved Bank"), in each case with maturities of not more than six months from the date of acquisition, (e) commercial paper and variable or fixed rate notes issued by the parent company of any Approved Bank and commercial paper and variable rate notes issued by, or guaranteed by, any industrial or financial company with a short-term commercial paper rating (at the time of acquisition of such security) of at least A-1 or the equivalent thereof by S&P or at least P-1 or the equivalent thereof by Moody's, or guaranteed by any industrial company with a long-term unsecured debt rating (at the time of acquisition of such security) of at least AA or the equivalent thereof by S&P or the equivalent thereof by Moody's and in each case maturing within one year after the date of acquisition and (f) repurchase agreements with any Approved Bank maturing within one year from the date of acquisition that are fully collateralized by investment instruments that would otherwise be Cash Equivalents.

     "Change of Control" shall mean any event by which any Person or group of Persons (within the meaning of Section 13 or 14 of the Securities Exchange Act of 1934, but excluding any Specified Person (as defined below)) shall acquire beneficial ownership (within the meaning of Rule 13d-3 promulgated under such Act) of more than 30% (or, if greater, the percentage owned by the Specified Persons (as defined herein) of the outstanding securities on a fully diluted basis and taking into account any securities or contract rights exercisable, exchangeable or convertible into equity securities) of the Company having voting rights in the election of directors under normal circumstances.

     "Co-Agent" shall mean Bank One, Michigan, a Michigan banking corporation, in its capacity as Co-Agent under the Senior Loan Agreement.

     "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time, and any successor statute, together with the rules and regulations thereunder, in each case as in effect from time to time.

     "Common Stock" shall mean the Common Stock, par value $0.001 per share, of the Company.

     "Consolidated" or "Consolidating" shall mean, when used with reference to any financial term in this Agreement, the aggregate for two or more Persons of the amounts signified by such term for all such Persons determined on a consolidated basis in accordance with GAAP.

     "Consolidated Net Income" shall mean, with respect to the Loan Parties, for any period, the net income (or loss) of the Loan Parties for such period, excluding any gains from Sales, any extraordinary gains and any gains from discontinued operations.

     "Contingent Obligations" with respect to any Person, shall mean, without duplication, any direct or indirect liability, contingent or otherwise, of such Person with respect to any Indebtedness of another or other obligation or liability of another, including, without limitation, any such Indebtedness, obligation or liability of another directly or indirectly guaranteed, endorsed (other than for collection or deposit in the ordinary course of business), co-made or discounted or sold with recourse by such Person, or in respect of which such Person is otherwise directly or indirectly liable, including obligations or liabilities, contingent or otherwise, arising through any agreement to purchase, repurchase or otherwise acquire such Indebtedness obligation or liability or any security therefor, or to provide funds for the payment or discharge thereof (whether in the form of loans, advances, stock purchases, capital contributions or otherwise), or to maintain solvency, assets, level of income or other financial condition, or to make payment other than for value received. The amount of any Contingent Obligation shall be the amount of the obligation to the extent so guaranteed or otherwise supported, or any other contingent obligation or liability of such Person, whether or not reflected in such Person's financial statements.

     "Debt Service Coverage Ratio" shall mean, as of any date of determination, the ratio of (i) quarterly EBITDA as determined in accordance with GAAP to (ii) quarterly principal and interest payments on all Indebtedness.

     "Distribution", with respect to any Person, shall mean (a) any dividend or other distribution, direct or indirect, by such Person on account of any shares of any class of stock of such Person; (b) any redemption, conversion, exchange, retirement, sinking fund or similar payment, purchase or other acquisition for value, direct or indirect, by such Person of any shares of any class of stock of such Person; and (c) any payment made by such Person to retire, or to obtain the surrender of, any outstanding warrants, options or other rights to acquire shares of any class of stock of such Person.

     "Drake Guarantees" shall mean (a) the guarantees dated as of February 29, 2000, in favor of the Agent on behalf of Senior Lenders by (i) James R. Workman in the amount of $3,000,000, (ii) Jack D. Rutherford in the amount of $1,000,000, (iii) William Beckman in the amount of $1,000,000, (iv) Craig and Emilie Wierda in the amount of $1,000,000, (v) The Elsa Prince Trust in the amount of $6,000,000, and (b) the Letter of Credit dated as of February 29, 2000, securing each of guarantor's obligations under each of the guarantees specified in clauses (i) - (iii) above.

     "Drake Notes" shall mean (i) that certain Subordinated Promissory Note dated as of February 29, 2000 payable by each of the Company and Clarion-Drake Acquisition Inc., a Michigan corporation ("Clarion-Drake Acquisition"), to Drake Products in the original principal amount of $5,000,000, (ii) that certain Subordinated Promissory Note dated as of February 29, 2000 payable by each of the Company and Clarion-Drake Acquisition to Drake Products in the original principal amount of $135,000, and (iii) that certain Subordinated Promissory Note dated as of February 29, 2000 payable by each of the Company and Clarion-Drake Acquisition to Ruth Ann Drake in the original principal amount of $1,000,000, each as may be amended, modified or restated from time to time.

     "Drake  Products"  shall  mean  Drake  Products  Corporation,   a  Michigan
corporation.

     "EBITDA" shall mean, for any period, Consolidated Net Income for such period plus, to the extent deducted in determining such Consolidated Net Income, Interest Expense, income tax expense, depreciation and amortization for such period.

     "Environmental and Safety Requirements" shall mean all present and future federal, state, local and foreign laws, statutes, rules, regulations, ordinances and other requirements, including, without limitation, permits issued thereunder, judicial and administrative orders and determinations, contractual obligations and common law concerning public health and safety, nuisance, worker health and safety, protection of the environment, pollution or contamination of any type whatsoever, including, without limitation, all standards of conduct and bases of obligations relating to the presence, use, production, generation, handling, transport, treatment, storage, disposal, sale, distribution, labeling, testing, processing, discharge, release, threatened release, control or cleanup of any hazardous, toxic or otherwise dangerous chemical, material, substance or waste, or mixture, pesticide, petroleum product or byproduct, asbestos, polychlorinated biphenyls, noise or radiation.

     "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time, and any successor statute, together with the rules and regulations thereunder, in each case as in effect from time to time.

     "ERISA Affiliate", as applied to any Person, shall mean any trade or business, (whether or not incorporated) which is a member of a group of which that Person is a member and which is under common control or otherwise affiliated within the meaning of Section 414 of the Code or Section 4001 of

ERISA  and  the   regulations   promulgated   and  rulings  issued   thereunder.
Notwithstanding the foregoing, neither Lender nor any of its Affiliates shall be deemed an ERISA Affiliate.

     "Existing Convertible Preferred Stock" shall mean the shares of Preferred Stock of the Company designated as Convertible Preferred Stock, that are issued and outstanding on or prior to the date hereof. "Event of Default" shall mean any of the Events of Default described in Section 7.1 hereof.

     "Fixed Charge Coverage Ratio" shall mean, as of any date of determination, measured on a rolling twelve-month basis, the ratio of (a) the total for such period of Rolling Twelve Month EBITDA minus the sum of all income taxes payable by the Loan Parties on account of such period and all Capital Expenditures to
(b) the sum for such period of (i) Interest Expense plus (ii) required payments of principal of Funded Debt (including, with respect to the Senior Indebtedness, the term loans but excluding the revolving loans) plus (iii) all dividend payments on the Preferred Stock.

     "Funded Debt" shall mean, as to any Person, all Indebtedness of such Person that matures more than one year from the date of its creation (or is renewable or extendible, at the option of such Person, to a date more than one year from such date).

     "GAAP" shall mean United States generally accepted accounting principles, as in effect from time to time, consistently applied.

     "Indebtedness" of any Person shall mean, without duplication: (a) all indebtedness for borrowed money, including, without limitation, indebtedness constituting all or any part of the deferred purchase price of property or services; (b) Capital Lease Obligations; (c) notes payable and drafts accepted representing extensions of credit whether or not representing obligations for borrowed money; (d) obligations under interest rate swap agreements, interest rate cap agreements, interest rate collar agreements or other similar agreements or arrangements designed to protect against fluctuations in interest rates; and
(e) all indebtedness secured by any Lien on any property or asset owned or held by such Person regardless of whether the indebtedness secured thereby shall have been assumed by such Person or is nonrecourse to the credit of such Person.

     "Intercreditor Agreement" shall mean that certain Subordination Agreement of even date herewith among the Loan Parties, Lender and Agent, as the same may be supplemented, amended, modified or replaced from time to time in compliance herewith.

     "Interest Expense" shall mean with respect to any period, the Consolidated interest expense of the Loan Parties incurred for such period, as determined in accordance with GAAP, including, without limitation, implicit interest in respect of Capital Leases, but excluding non-cash interest expense related to the amortization of original issue discount.

     "Investment" shall mean, with respect to any Person, (a) any direct or indirect purchase or other acquisition by such Person of any beneficial interest in, including stock, partnership interest, notes or other securities of, any other Person and (b) any direct or indirect loan, advance or capital contribution by such Person to any other Person, including all Indebtedness to such Person arising from a sale of property by such Person other than in the ordinary course of business.

     "Junior Subordination Agreements" shall mean, collectively, that certain Subordination Agreement of even date herewith by and among Lender, the Company and Drake Products, that certain Subordination Agreement of even date herewith by and among Lender, the Company and Drake Properties, LLC, each in the form of Exhibit A attached hereto, and any supplements, modifications, amendments or replacements from time to time in accordance with the terms hereof.

     "Latest Balance Sheet" shall mean the audited Consolidated balance sheet of the Loan Parties dated as of December 31, 1999.

     "Lender" shall mean WBMCF and its Affiliates, participants, transferees, successors and assigns.

     "Lien" shall mean any lien, mortgage, pledge, security interest, charge or encumbrance of any kind, whether voluntary or involuntary, including any conditional sale or other title retention agreement, any lease in the nature thereof and any agreement to give any security interest.

     "Loan Party" and "Loan Parties" shall have the meaning set forth in the Preamble.

     "Loan" shall have the meaning set forth in Section 2.1 hereof.

     "Material Adverse Effect" shall mean a material adverse change in, or a material adverse effect upon, the (a) business, operations, properties, condition (financial or otherwise), operating results or business prospects of the Loan Parties, taken as a whole, as a result of the occurrence or existence of any single event or condition or series of events or conditions in the aggregate, or (b) the ability of the Loan Parties, taken as a whole, to perform their obligations under any of the Senior Loan Documents or any of the Senior Subordinated Loan Documents to which they are a party, or (c) the validity or enforceability of any of the Senior Subordinated Loan Documents or the rights, powers and remedies of Lender to enforce or collect the Obligations. In determining whether any individual event could result in a Material Adverse Effect, notwithstanding that such event does not of itself have such effect, a Material Adverse Effect shall be deemed to have occurred if the cumulative effect of such event and all other then existing events could result in a Material Adverse Effect.

     "Minimum Equity Contribution" shall mean the receipt by the Company after the date hereof (the receipt of which is confirmed by the Company in a written notice directed to Lender) of net cash proceeds by private placement, public offering or otherwise of at least Twenty Million Dollars ($20,000,000) with the issuance of shares in compliance with the registration requirements of the Securities Act of 1933 or exemptions thereto; provided, however, that in determining whether the Minimum Equity Contribution has been satisfied, the conversion of any shares of the Existing Convertible Preferred Stock into shares of Common Stock shall also be taken into account in accordance with the following formula: the dollar amount attributable to the conversion of the Existing Convertible Preferred Stock shall be (i) the quotient obtained by dividing the number of shares of the Existing Convertible Preferred Stock so converted by the total number of shares of the Existing Convertible Preferred Stock, (ii) multiplied by Twenty Million Dollars ($20,000,000).

     "Multiple  Employer  Plan" shall mean a single  employer plan as defined in
Section 4001(a)(15) of ERISA, that (a) is maintained for employees of any Loan Party or any of its ERISA Affiliates and at least one Person other than such Loan Party or its ERISA Affiliates, or (b) was so maintained and with respect to which such Loan Party or any of its ERISA Affiliates could have liability under Section 4064 or 4069 of ERISA in the event such plan has been or were to be terminated.

     "Multiemployer Plan" shall mean any Plan which is a "multiemployer plan" as defined in Section 3(37) of ERISA.

     "Obligations" shall mean all obligations of every nature of the Loan Parties from time to time owed to Lender under any of the Senior Subordinated Loan Documents (including, without limitation, interest accrued and other amounts payable thereunder).

     "Owned Premises" shall mean all real property owned by the Loan Parties.

     "PBGC" shall mean the Pension Benefit Guaranty Corporation established pursuant to Subtitle A of Title IV of ERISA.

     "Pension Plan" shall mean any employee  pension  benefit plan as defined in
Section 3(2) of ERISA, which is subject to Title IV of ERISA or Section 412 of the Code or a money purchase pension plan.

     "Permitted Acquisition" shall mean an acquisition by any of the Loan Parties which (a) is non-hostile and an acquisition of one hundred percent (100%) of the capital stock of a Person or all or substantially all of the assets of another Person in the same or a similar line of business as the Business, (b) is in an amount not greater than five and one-half (5 1/2) times such Person's Rolling Twelve Month EBITDA (with adjustments thereto as reasonably agreed to by the Loan Parties and Lender), (c) is in an amount not greater than Fifty Million Dollars ($50,000,000) in total reasonably expected consideration (including for such purposes, the assumption by operation of law or otherwise, of any Indebtedness, liabilities or other obligations) and (d) on a Pro Forma Basis would not result in a Default or an Event of Default hereunder (which, in terms of the financial covenants under Section 6.17 hereof, shall be evidenced by a Pro Forma Compliance Certificate on the closing date of such acquisition).

     "Permitted Sale and Leaseback" shall mean the sale and leaseback by the Loan Parties of the Montpelier equipment which (a) is approved by the Company's board of directors and (b) on a Pro Forma Basis would not result in a Default or an Event of Default hereunder (which, in terms of the financial covenants under 6.17 hereof, shall be evidenced by a Pro Forma Compliance Certificate on the closing date of such sale and leaseback).

     "Person" shall mean any individual, corporation, partnership, company, joint venture, association, bank, trust company or trust, whether or not legal entities, or any governmental entity or agency or political subdivision thereof.

     "Plan" shall mean any employee benefit plan as defined in Section 3(3) of ERISA, whether or not terminated, to which the Loan Party or any of its ERISA Affiliates maintains, contributes or has any actual or potential liability and any other employee benefit or compensatory plan, program, policy or arrangement with respect to which the Loan Party or any of its ERISA Affiliates has an actual or potential liability.

     "Potential Event of Default" shall mean any occurrence, condition, act or omission which, with the passage of time or the giving of notice or both, is reasonably likely to result in an Event of Default hereunder.

     "Pro Forma Basis" shall mean, with respect to any Permitted Sale and Leaseback or Permitted Acquisition hereunder, that the Permitted Sale and Leaseback or such Permitted Acquisition shall be deemed to have occurred as of the first day of the twelve (12) month period immediately preceding the closing date of the Permitted Sale and Leaseback or the Permitted Acquisition.

     "Pro Forma Compliance Certificate" shall mean a certificate of the Company's senior financial officer containing reasonably detailed calculations, upon giving effect to the applicable transaction on a Pro Forma Basis, of the financial covenants set forth in Section 6.17 as of the month end immediately preceding the closing date of the Permitted Sale and Leaseback or any Permitted Acquisition.

     "Preferred Stock" shall mean the preferred stock, par value $0.001 per share, of the Company (including, without limitation, the Existing Convertible Preferred Stock).

     "Principal" shall mean the unpaid principal amount of the Loan.

     "Property " shall mean any interest in any kind of property or asset, whether real, personal or mixed, and whether tangible or intangible.

     "Quarterly Payment Date" shall mean the last day of March, June, September and December of each year.

     "Registration Rights Agreement" shall mean that certain Registration Rights Agreement of even date herewith between Lender and the Company in the form of Exhibit B attached hereto, as the same may be amended or otherwise modified from time to time in accordance with the terms hereof.

     "Rolling Twelve Month EBITDA" shall mean, as of any date, EBITDA measured on a rolling twelve (12) month basis, taking into account the month just ended and the prior eleven (11) months.

     "Sale" shall mean the sale, transfer or disposition of all or substantially all of the assets of the Company and its Subsidiaries (whether by sale of stock, sale of assets, merger, consolidation or otherwise).

     "Senior Indebtedness" shall mean any and all amounts constituting Senior Indebtedness (as defined in the Intercreditor Agreement (as in effect on the date hereof)).

     "Senior Lenders" shall mean the financial institutions that are or may from time to time become parties to the Senior Loan Agreement, LaSalle Bank National Association, a national banking association, Bank One, Michigan, a Michigan banking corporation, and Comerica Bank, a Michigan banking corporation, and their participants, assignees and other transferees or successors in interest.

     "Senior Leverage Ratio" shall mean, as of the last day of any month, the ratio of (i) Senior Indebtedness as of such day to (ii) Rolling Twelve Month EBITDA for the month ending on such day.

     "Senior Loan Agreement" shall mean that certain Credit Agreement dated as of February 29, 2000, as amended by that certain First Amendment to Credit Agreement dated as of June 30, 2000 and that certain Second Amendment to Credit Agreement of even date herewith, among the Loan Parties and Senior Lenders, as the same may be further supplemented, amended, modified or replaced from time to time in compliance with the terms of the Intercreditor Agreement.

     "Senior Loan Documents" shall mean the Senior Loan Agreement and all other documents, agreements, certificates and instruments attached thereto, referred to therein or delivered in connection therewith, as any or all of the foregoing may be supplemented, amended, modified or replaced from time to time in compliance with the Intercreditor Agreement.

     "Senior Subordinated Loan Documents" shall mean this Agreement, the Senior Subordinated Note, the Intercreditor Agreement, the Warrant, the Registration Rights Agreement, the Junior Subordination Agreements and any and all other documents, agreements, certificates and instruments executed or delivered in connection herewith or therewith (including, without limitation, those referred to in Article 3 hereof), as any or all of the foregoing may be supplemented, amended or modified from time to time.

     "Senior Subordinated Loan Transactions" shall mean the execution and delivery of the Senior Subordinated Loan Documents, the funding of the Loan and the payment of all fees, costs and expenses associated with all of the foregoing.

     "Senior Subordinated Note" shall have the meaning set forth in Section 2.1 hereof.

     "Small Parts Acquisition" shall mean the acquisition of certain assets of Small Parts-NAPCO, L.L.C., an Indiana limited liability company by the Company consummated within two (2) days of the date hereof and on the terms set forth in the transaction documents attached hereto as Exhibit F.

     "Solvent" shall mean, as to any Person at any time, that (a) the fair value of the Property of such Person is greater than the amount of such Person's liabilities (including disputed, contingent and unliquidated liabilities) as such value is established and liabilities evaluated for purposes of Section
101(31) of the Bankruptcy Code and, in the alternative, for purposes of the Uniform Fraudulent Transfer Act, (b) the present fair saleable value of the Property of such Person is not less than the amount that will be required to pay the probable liability of such Person on its debts as they become absolute and matured, (c) such Person is able to realize upon its Property and pay its debts and other liabilities (including disputed, contingent and unliquidated liabilities) as they mature in the normal course of business, (d) such Person does not intend to, and does not believe that it will, incur debts or liabilities beyond such Person's ability to pay as such debts and liabilities mature and (e) such Person is not engaged in business or a transaction, and is not about to engage in business or a transaction, for which such Person's property would constitute unreasonably small capital; provided, however, that in determining whether a Loan Party other than the Company is Solvent under this definition such Loan Party shall consider any and all Indebtedness to or from another Loan Party as equity.

     "Specified Person" shall mean Emilie Wierda, Craig Wierda, Elsa Prince, Bryan Cressey, Terry Graunke, Troy Wiseman, Jack Rutherford, Jeffrey Anonick, Michael Miller and William Beckman.

     "Subordinated Indebtedness" shall mean (i) the Loan, (ii) each of the Drake Notes and (iii) any other unsecured Indebtedness of the Loan Parties which has subordination terms, covenants, pricing and other terms which have been approved in writing by Senior Lenders and Lender.

     "Subsidiary" shall mean any Person of which or in which a Person owns directly or indirectly 50% or more of the combined voting power of (a) all classes of stock having general voting power under ordinary circumstances to elect a majority of the board of directors of such Person, if it is a corporation; (b) the capital interest or profits interest of such Person, if it is a partnership, joint venture or similar entity; or (c) the beneficial interest of such Person, if it is a trust, association or other unincorporated entity.

     "Total Leverage Ratio" shall mean as of the last day of any month, the ratio of (i) Indebtedness as of such day to (ii) Rolling Twelve Month EBITDA for the month ending on such day.

     "Warrant" shall mean the warrant issued to Lender by the Company in form and substance substantially identical to Exhibit D attached hereto.

     Other terms are defined elsewhere in this Agreement.

     1.2 Accounting Principles. Any accounting term used in this Agreement shall have, unless otherwise specifically provided herein, the meaning customarily given in accordance with GAAP and all financial computations hereunder shall be computed, unless otherwise specifically provided herein, in accordance with GAAP as consistently applied as to the Loan Parties on the date hereof. If any changes in GAAP are hereafter required or permitted and are adopted by the Loan Parties with the agreement of their certified public accountants and such changes result in a change in the method of calculation of any of the financial covenants, restrictions or standards herein or in the related definitions or terms used therein, the parties hereto agree to enter into negotiations to amend such provisions so as to reflect equitably such changes with the desired result that the criteria for evaluating the financial condition of the Loan Parties shall be the same after such changes as if such changes had not been made; provided, however, that no change in GAAP that would affect the method of calculation of any of the financial covenants, restrictions or standards or definitions of terms used therein shall be given effect in such calculations until such provisions are amended in a manner reasonably satisfactory to Lender. Notwithstanding anything contained herein to the contrary, the parties hereto acknowledge and agree that, for purposes of determining compliance with the financial covenants set forth in Sections 6.8 and 6.17 (other than 6.17(a)) hereof, all calculations with respect thereto shall, to the extent applicable, be made on a Pro Forma Basis. In that regard, (a) any Indebtedness of a new acquired company which is retired in connection with a Permitted Acquisition shall be excluded from such calculations and deemed to have been retired as of the first day of such applicable period, (b) any Indebtedness incurred to finance a Permitted Acquisition shall be deemed to have been incurred as of such day and (c) income statement items and other balance sheet items (whether positive or negative) attributable to the newly acquired company or business acquired in a Permitted Acquisition shall be included in such calculations to the extent relating to such applicable period, subject to adjustments mutually acceptable to Lender and Loan Parties. In addition, to the extent the Permitted Sale and Leaseback results in an obligation of the Loan Parties being treated as an operating lease under GAAP, then the Loan Parties' EBITDA shall, notwithstanding any implication contained herein to the contrary, be reduced by any and all rental expenses that would have been associated therewith had the Permitted Sale and Leaseback occurred on the first day of the applicable period.

                                   ARTICLE 2

                                  CREDIT TERMS

     2.1 Purchase and Sale of the Senior Subordinated Notes. Subject to the terms hereof, on the date hereof, Lender shall purchase from the Loan Parties for a purchase price of Thirty Million Dollars ($30,000,000) less the total amount allocated to the Warrant consistent with the terms thereof, and the Loan Parties shall issue and sell to Lender, a senior subordinated note (the "Senior Subordinated Note ") evidencing a term loan in the principal amount of Thirty Million Dollars ($30,000,000) (the "Loan"). The Senior Subordinated Note shall be dated as of the date hereof, subject to the terms and conditions of this Agreement and in the form attached hereto as Exhibit C.

     2.2 Repayment of Principal. Unless otherwise required or permitted to be sooner paid pursuant to the provisions hereof and of the Senior Subordinated Note, the Loan Parties shall repay the Principal in full on June 30, 2007.

     2.3 Interest.

          (a) Interest. So long as no Event of Default has occurred and is continuing, the Principal shall bear interest from the date hereof until paid, computed on the basis of a 360-day year for the actual number of days elapsed, initially at a fixed annual rate of 12.00% and, from and after the date of completion of the Minimum Equity Contribution, at a fixed annual rate of 11.50%.

          (b) Periodic Interest Payments. Accrued interest shall be due and payable quarterly in arrears on each Quarterly Payment Date commencing on September 30, 2000. In addition, all accrued and unpaid interest shall be paid upon the payment in full of the Principal and, if payment in full is not made when due, thereafter on demand.

          (c) Default Interest Rate. After the occurrence and during the continuance of any Event of Default, the Obligations shall bear interest from the date of occurrence of such Event of Default, payable on demand, at a fixed annual rate which exceeds the then applicable fixed annual rate under Section 2.3(a) hereof by three percent (3%) per annum.

          (d) Savings Clause. In no contingency or event shall the interest rate charged pursuant to the terms of this Agreement exceed the highest rate permissible under any law which a court of competent jurisdiction shall, in a final determination, deem applicable hereto. In the event that such a court determines that Lender has received interest hereunder in excess of the highest applicable rate, the amount of such excess interest shall be applied against the Principal then outstanding, and any excess interest remaining after such application shall be refunded to the Loan Parties.

     2.4 Prepayments.

          (a) Optional Prepayments. The Loan Parties may, at their option, prepay Principal, together with accrued interest thereon without any prepayment premium (provided that such prepayment of Principal shall be in minimum increments of $500,000) at any time on or after the earliest to occur of (i) the third (3rd) anniversary hereof, or (ii) a Sale (it being understood, however, that the Loan Parties possess no other optional prepayment rights under this Agreement).

          (b) Prepayment Notices. The Loan Parties shall give notice (a "Prepayment Notice") to Lender of any optional prepayment under this
     Section 2.4 not later than 12:00 p.m., Chicago, Illinois time, on the twentieth (20th) Business Day preceding the date of prepayment, specifying the prepayment date and the Principal to be prepaid ("Prepayment Principal Amount"). Once a Prepayment Notice has been given, the Prepayment Principal Amount specified therein, together with all accrued interest to the date of prepayment, shall become due and payable on the date specified in the Prepayment Notice.

          (c) Mandatory Prepayment on Sale or Change of Control. The Loan Parties shall give written notice (a "Change Notice") to Lender upon the earlier of (i) thirty (30) days prior to the consummation of, and (ii) the date of execution of a definitive agreement providing for a Change of Control or a Sale (it being understood that, in connection with a Change of Control not involving a transaction to which the Company is a party, the Loan Parties shall deliver the relevant Change Notice to Lender promptly after it obtains knowledge thereof). Upon receipt of a Change Notice, Lender shall have the right, exercisable at any time within thirty (30) days after receipt of a Change Notice, to require that the Principal be repaid in full, together with all accrued interest thereon, and, if Lender so elects, the Loan Parties shall prepay the outstanding balance of the Principal owed to Lender in full, together with all accrued interest thereon, on or before the date of consummation of the Change of Control or Sale.

     2.5 Payments. All payments hereunder and under the Senior Subordinated Note shall be made prior to 12:00 p.m., Chicago, Illinois time, on the date due, to Lender in the account set forth on Schedule 2.5 attached hereto, in lawful money of the United States of America, by wire transfer in funds immediately available at such payment office. All payments hereunder and under the Senior Subordinated Note shall, except as required by applicable law, be made without setoff, deduction or counterclaim, free and clear of all taxes (other than taxes imposed on the net income of Lender or franchise taxes), levies, imports, duties, fees and charges, and without any withholding, restriction or conditions imposed by any governmental authority. If the Loan Parties are required by law to deduct any such amounts from or in respect of any sum payable hereunder to Lender, then the sum payable hereunder shall be increased as may be necessary so that, after making all required deductions, Lender receives an amount equal to the sum it would have received had no such deductions been made. Whenever any payment to be made hereunder or under the Senior Subordinated Note shall be stated to be due on a date other than a Business Day, such payment shall be made on the immediately preceding Business Day.

     2.6 Pro Rata Payment. All payments hereunder and under the Senior Subordinated Note shall, at all times during which there is more than a single Lender and/or holders of the Senior Subordinated Note (or any note issued in replacement thereof), be made pro rata among such Lender and/or holders based upon the aggregate unpaid principal amount of the Senior Subordinated Note held by each such Lender and/or holder, as reflected in the register maintained by the Loan Parties pursuant to Section 8.1 hereof.

     2.7 Investment Fee. An aggregate fee of Three Hundred Thousand Dollars ($300,000) (the "Investment Fee") shall be payable to WBMCF or its designee upon Closing.

     2.8 Valuation of Warrant. Promptly after the date hereof, the Company shall have engaged McDonald & Co. or another nationally recognized investment banking firm or other firm providing similar valuation services (a "Valuation Firm") mutually acceptable to Lender and the Company to determine the fair market value of the Warrant, at the Company's sole cost and expense. The Company will use its reasonable best efforts and Lender will cooperate in enabling the Company to so engage a Valuation Firm and to establish the fair market value of the Warrant within thirty (30) days of the date hereof using valuation methods and criteria reasonably acceptable to both the Company and Lender.

                                   ARTICLE 3

                               CLOSING DELIVERIES

     The obligation of Lender to purchase the Senior Subordinated Note on the date hereof is subject to, among other things, the Loan Parties delivering or causing to be delivered to Lender on or prior to the date hereof each of the following (the form and substance of which is satisfactory to Lender and its counsel):

          (a) this Agreement, duly executed by the Loan Parties;

          (b) the Senior Subordinated Note, duly executed by the Loan Parties;

          (c) the Warrant, duly executed by the Company;

          (d) the Registration Rights Agreement, duly executed by the Company;

          (e) the Intercreditor Agreement, duly executed by the Loan Parties and Agent;

          (f) the written opinion of Varnum, Riddering, Schmidt & Howlett LLP, counsel to the Loan Parties, dated as of the date hereof, in the form attached hereto as Exhibit E;

          (g) the Junior Subordination Agreements, the first having been duly executed by the Company and Drake Products and the second having been duly executed by the Company and Drake Properties, LLC;

          (h) evidence reasonably satisfactory to Lender of the cancellation of each of the Drake Guarantees;

          (i) certified copies of all documents evidencing corporate action taken by each Loan Party with respect to the Senior Subordinated Loan
     Documents including but not limited to resolutions of the Board of Directors of each Loan Party authorizing the execution, delivery and performance by such Loan Party of this Agreement, the Senior Subordinated Note and other Senior Subordinated Loan Documents;

          (j) a certificate of each Loan Party, signed by its chief executive officer or president, to the effect that: (i) all of the representations and warranties of such party contained in this Agreement are true and correct as of the date hereof; (ii) such party has complied with and performed all of the terms, covenants and agreements contained in the Senior Subordinated Loan Documents which are to be complied with or performed by such party on or before the date hereof; and (iii) no Event of Default or Potential Event of Default has occurred and is continuing;

          (k) a certificate of each Loan Party, signed by its secretary or assistant secretary, certifying the names of the officers of such party authorized to sign the Senior Subordinated Loan Documents to be signed by such party, together with specimens of the true signatures of such officers;

          (l) a financial condition certificate of the Company, signed by its chief executive officer or senior financial officer, demonstrating that, after giving effect to the Senior Subordinated Loan Transactions, (i) each of the Loan Parties are Solvent and (ii) at least $13,400,000 is available for borrowing under the Loan Parties' revolving credit facility with the Senior Lenders;

          (m) a copy of the articles or certificate of incorporation of each Loan Party and each Subsidiary, as amended, certified by the Secretary of State of the applicable jurisdiction, and a copy of each such party's By-Laws, certified by such party's secretary to be true and correct and in full force and effect;

          (n) a good standing certificate with respect to each Loan Party from the Secretary of State of its state of incorporation, and from the Secretary of State of each other jurisdiction where such party is qualified to do business;

          (o) a copy of the Senior Loan Agreement and all other documents delivered to Senior Lenders on the date hereof, certified by the Company's secretary to be true and correct and in full force and effect as of the date hereof;

          (p) a Consolidated balance sheet of the Loan Parties reflecting the pro forma financial position of the Loan Parties as of June 30, 2000 and after giving effect to the consummation of the Senior Subordinated Loan Transactions (the "Pro Forma Balance Sheet");

          (q) evidence reasonably satisfactory to the Lender of action taken by the Company to file a NASDAQ supplemental listing;

          (r) the payment of the Investment Fee to Lender or its designees pursuant to Section 2.7 hereof; and

          (s) such other documents, agreements, certificates, instruments and conditions as Lender may reasonably request.

                                   ARTICLE 4

                         REPRESENTATIONS AND WARRANTIES

     The Loan Parties, jointly and severally, represent and warrant to Lender that the following statements are true, correct and complete on the date hereof and such representations and warranties shall survive the execution and delivery of this Agreement and the issuance of the Senior Subordinated Note, notwithstanding any investigation made by Lender.

     4.1 Organization and Qualification. Each Loan Party is a corporation validly existing and in good standing under the laws of its jurisdiction of incorporation (or, in the case of Clarion Real Estate, LLC, the equivalent status thereto). Each Loan Party is duly qualified to do business as a foreign corporation in each jurisdiction where, because of the nature of its activities or properties such qualification is required, except for jurisdictions where failure to be in good standing or qualified would not or is not likely to have a Material Adverse Effect. Each Loan Party has delivered to Lender a true, complete and correct copy of its Certificate or Articles of Incorporation and By-laws (or, in case of Clarion Real Estate, LLC, the documents equivalent thereto). Each Loan Party has all requisite corporate power and authority to own and operate its properties and to carry on its business as now conducted and proposed to be conducted.

     4.2 Authorization, Validity and Enforceability. Each Loan Party is duly authorized to execute, deliver and perform each of the Senior Subordinated Loan Documents to which it is a party and to incur the borrowings or other obligations contemplated by the provisions thereof. Each Loan Party has taken all necessary corporate action (including, without limitation, obtaining approval of its shareholders) to authorize the execution, delivery and performance of each of the Senior Subordinated Loan Documents to which it is a party. No consent, approval or authorization of, or declaration or filing with, any governmental authority, and no consent of any other Person, is required in connection with the execution, delivery and performance by each Loan Party of the Senior Subordinated Loan Documents to which it is a party. Each Senior Subordinated Loan Document to which each Loan Party is a party has been duly executed and delivered by such party and constitutes the legal, valid and binding obligation of such party, enforceable against it in accordance with its terms, except as enforceability may be limited by bankruptcy, insolvency or other similar laws of general application affecting the enforcement of creditors' rights or by general principles of equity limiting the availability of equitable remedies. Each Loan Party's execution, delivery and performance of each Senior Subordinated Loan Document to which it is a party does not and will not conflict with, or constitute a violation or breach of, or constitute a default under, or result in the creation or imposition of any Lien upon its property by reason of the terms of (a) any contract, mortgage, lease, agreement, indenture or instrument to which it is a party or which is binding upon it, (b) any judgment, law, statute, rule or governmental regulation applicable to it or
(c) its Articles or Certificate of Incorporation or By-laws.

     4.3 Capitalization.

          (a) The authorized and outstanding capital stock of each of the Loan Parties (including, without limitation, all issued and outstanding shares of the Company's Existing Convertible Preferred Stock), after giving effect to the Senior Subordinated Loan Transactions, is as set forth on Schedule
     4.3 attached hereto. All of the outstanding shares of capital stock of each the Loan Parties is validly issued, fully paid and nonassessable and free and clear of any and all Liens, other than Liens created under the Senior Loan Documents.

          (b) Except as set forth on Schedule 4.3 or as contemplated by the Warrant, there (i) are not outstanding or (ii) any present plans to issue any shares of stock, securities, rights or options convertible or exchangeable into or exercisable for any shares of capital stock, stock appreciation rights or phantom stock of the Loan Parties. Except as set forth on Schedule 4.3 or contemplated by the Warrant, the Loan Parties are under no obligation, contingent or otherwise, to redeem or otherwise acquire any shares of its capital stock or any securities, rights or options to acquire such capital stock, stock appreciation rights or phantom stock. There are no agreements between any of the Specified Persons, their respective Affiliates or the Company's directors with respect to the voting or transfer of the capital stock of the Loan Parties owned by such parties or with respect to any other aspect of their affairs concerning the Loan Parties.

          (c) There are no statutory or contractual shareholders' preemptive rights with respect to the Preferred Stock (including the Existing Convertible Preferred Stock), the Common Stock or any other shares of capital stock of the Loan Parties. The Loan Parties have not violated any applicable federal or state securities laws in connection with the offer, sale or issuance of any of its capital stock. Except as set forth on
     Schedule 4.3(c), there are no agreements granting registration rights to any person with respect to any shares of stock of the Loan Parties.

          (d) For the purposes of this Section 4.3, in the case of Clarion Real Estate, LLC, references to capital stock shall mean membership interests.

     4.4 No Event of Default; Compliance iwth Instruments. No event has occurred and no condition exists which would constitute an Event of Default or Potential Event of Default. No Loan Party is in violation of any term of (i) its Certificate of Incorporation or By-laws, or (ii) any agreement, instrument, contract or commitment to which it is a party or by which it may be bound, which default has resulted or is reasonably likely to result in a material liability to the Business.

     4.5 Compliance with Laws; Certain Operations. Each Loan Party, and each of its officers, directors and employees, has complied in all material respects with all applicable laws and regulations of foreign, federal, state and local governments and all agencies thereof. With the exception of the items listed on
Schedule 4.5 attached hereto, no claims have been filed against the Loan Parties alleging a violation of, or liability or responsibility under, any such law or regulation which have not been heretofore settled.

     4.6 Solvency. Each Loan Party is Solvent prior to, and after giving effect to, the transactions contemplated hereby. No transfer of property is being made and no obligation is being incurred in connection with such transactions with actual intent to hinder, delay or defraud either present or future creditors.

     4.7 Litigation. There are no actions, suits or proceedings pending or, to any Loan Party's knowledge, threatened against or affecting any Loan Party or its business or assets, before any court or governmental department, agency or instrumentality, domestic or foreign, which (a) purport to affect or pertain to this Agreement or any other of the Senior Subordinated Loan Documents or (b) if adversely determined, are reasonably likely to result in a material liability to the Business. No injunction, writ, temporary restraining order or any order of any nature has been issued by any court or governmental department, agency or instrumentality, domestic or foreign purporting to enjoin or restrain the execution, delivery or performance of this Agreement or any other Senior Subordinated Loan Documents, or directing that any of the Senior Subordinated Loan Transactions not be consummated as provided herein or therein.

     4.8 Regulations U and X. No Loan Party is engaged in the business of extending credit for the purpose of purchasing or carrying "margin stock", as defined in Regulation U of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), and no part of the proceeds of the Obligations shall be used to purchase or carry any margin stock or to extend credit to others for the purpose of purchasing or carrying any margin stock in violation of Regulations U and X of the Federal Reserve Board.

     4.9 ERISA.

          (a) Except as set forth on Schedule 4.9 attached hereto, neither any Loan Party nor any of its ERISA Affiliates maintains, contributes to, or has any obligation to contribute to or has maintained or contributed to at any time prior to the date hereof any Multiemployer Plan, Multiple Employer Plan or Pension Plan (each individually and collectively, a "Plan").

          (b) Each Plan complies in all material respects with ERISA, the Code, and all applicable statutes and governmental rules and regulations and no condition exists or event or transaction has occurred in connection with any Plan which could result in, individually or in the aggregate, the incurrence by any Loan Party or any of its ERISA Affiliates of any material liability, fine or penalty.

          (c) Neither any Loan Party nor any ERISA Affiliates has any contingent liability with respect to any post-retirement benefit under any Plan, other than liability for continuation coverage described in Part 6 of Subtitle B of Title I of ERISA.

          (d) Each Loan Party and each of its ERISA Affiliates have made all contributions and payments to or under each Plan as required by law, the terms of the Plan, or any contract or agreement.

          (e) No liability has been asserted or threatened against any Loan Party or any of its ERISA Affiliates for any violation of ERISA or the Code in connection with any Plan, including, without limitation, the administration thereof.

     4.10 Subsidiaries. No Loan Party has any Subsidiaries other than those listed on Schedule 4.10. None of Clarion Specialty Products, Inc., an Ohio
corporation, Clarion Sourcing, Inc., an Illinois corporation, or Rose & Associates, Inc., a Delaware corporation (collectively, the "Dormant Subsidiaries"), conducts business of any kind or owns any assets.

     4.11 Financials.

          (a) The Loan Parties have delivered to Lender (i) the Consolidated audited balance sheets and related statements of operations, shareholders' equity income, retained earnings and cash flows of the Loan Parties for the years ended December 31, 1997, December 31, 1998, and December 31, 1999 and (ii) the unaudited Consolidated balance sheet and related statements of operations, shareholders' equity and cash flows, income and retained earnings of the
     Loan Parties for the period ending as of July 1, 2000. Such financial statements were prepared in accordance with GAAP (subject, in the case of such unaudited statements, to the absence of footnotes and to normal year-end adjustments) and present fairly the Consolidated financial position of the Loan Parties as at the dates thereof and the results of their operations for the periods then ended. The Loan Parties have also delivered to Lender the projections of the Loan Parties' Consolidated profit and loss statement for the annual periods ending on December 31, 2000 through December 31, 2004 (the "Projections"). The Projections have been prepared in good faith using reasonable estimates in accordance with GAAP and based upon assumptions which have been disclosed to Lender and which the Loan Parties believe to be fair and reasonable in light of the current and reasonably foreseeable future conditions.

     4.12 Absence of Undisclosed Liabilities. No Loan Party has any obligation or liability (whether accrued, known to it, whether due or to become due and regardless of when asserted) arising out of transactions entered into, on or prior to the date hereof, or any action or inaction on or prior to the date hereof, or any state of facts existing on or prior to the date hereof which has resulted or is reasonably likely to result in a material liability to the Business, other than liabilities set forth on the Pro Forma Balance Sheet which are, under GAAP, ordinarily required to be set forth on a balance sheet or the footnotes thereto.

     4.13 Assets. Each Loan Party has good and indefeasible title to, or a valid leasehold interest in, or a valid license to use, the properties and assets used in the conduct of its business as presently conducted and as presently proposed to be conducted by it, located on its premises, shown on the Pro Forma Balance Sheet or shown on the Latest Balance Sheet or acquired thereafter, except for properties and assets disposed of in the ordinary course of business since the date of the Latest Balance Sheet, free and clear of all Liens, except for Liens permitted under Section 6.2 hereof. Each Loan Party's buildings, equipment and other tangible assets are in good operating condition, ordinary wear and tear excepted, and are fit for use in the ordinary course of business as presently conducted and as contemplated. None of the rights of any Loan Party under any lease or other similar interest in tangible property will be impaired by the consummation of the transactions contemplated by this Agreement. Each Loan Party does not use any material tangible property not owned, leased or licensed by it.

     4.14 Tax Matters. Each Loan party has filed all tax returns and reports required by law to have been filed by it and has paid all taxes and governmental charges thereby shown to be owing, except any such taxes or charges which are being diligently contested in good faith by appropriate proceedings and for which adequate reserves in accordance with GAAP shall have been set aside on its books.

     4.15 Contracts. (a) Each Loan Party has performed all the obligations required to be performed by it to the date of this Agreement and is not in receipt of any written claim of default under any material lease, contract, commitment or other agreement to which it is a party; (b) to the best of each Loan Party's knowledge, no event has occurred which, with the passage of time or the giving of notice or both, would result in a breach or default under any material lease, contract, instrument or other agreement to which such Loan Party is a party or are bound; (c) no material lease, contract, commitment or other agreement to which a Loan Party is a party has been breached in any material respect or canceled by the other party since the date of the Latest Balance Sheet; and (d) no Loan Party is a party to any lease, contract, commitment or other agreement which is reasonably likely to have a Material Adverse Effect.

     4.16 Absence of Changes. Except as disclosed in Schedule 4.16, since December 31, 1999, the Business has been operated in the ordinary course thereof consistent with past practices, and there has not occurred, and no event, occurrence or condition exists, which has resulted or is reasonably likely to result in a material liability to the Business.

     4.17 Intellectual Property. Each Loan Party owns and possesses all right, title and interest in and to, or has a valid and enforceable license to use, all patents, trade names, trademarks, copyrights, inventions, processes, designs, custom or proprietary computer software, works of authorship, franchises, formulas, trade secrets, know-how and other intangible property and proprietary rights which are material, either individually or in the aggregate, to or for use in the conduct of its business (collectively, "Intellectual Property"). Each Loan Party may use all such Intellectual Property in the conduct of its business with no known conflict with or known infringement of the rights of others. Except as set forth in Schedule 4.17 attached hereto, no Loan Party has any knowledge of any infringement by any third party on any Intellectual Property owned or used by it and has not taken or omitted to take any action which would have the effect of waiving any of its rights thereunder.

     4.18 Insurance. Each Loan Party maintains insurance in such amounts and covering such risks as is customarily carried by companies of similar size engaged in similar lines of business. All such policies are in full force and effect, and no Loan Party is in default in any material respect in its obligations under any such policy.

     4.19 Environmental and Safety Matters.

          (a) Except as disclosed in Schedule 4.19 and to the Loan Parties' knowledge, the on-going operations of each Loan Party complies in all material respects with all Environmental and Safety Requirements.

          (b)  Except  as  disclosed  in  Schedule  4.19 and the  Loan  Parties'
     knowledge, the Loan Parties have obtained all licenses, permits, authorizations and registrations required under any Environmental and Safety Requirements ("Environmental Permits") and necessary for their respective ordinary course operations, all such Environmental Permits are in good standing, and the Loan Parties are in compliance with all material terms and conditions of such Environmental Permits.

          (c) Except as disclosed in Schedule 4.19 and to the Loan Parties' knowledge, no Loan Party is, or has Property or operations which are subject to any outstanding written order from or agreement with any governmental authority, nor subject to any judicial or docketed administrative proceeding, respecting any Environmental and Safety Requirements.

          (d) Except as disclosed in Schedule 4.19 and to the Loan Parties' knowledge, there are no hazardous materials or other conditions or circumstances existing with respect to any Property, or arising from operations prior to the date hereof, or with respect to the Business that would reasonably be expected to give rise to environmental claims with a potential liability of the Loan Parties in excess of $10,000 in the aggregate for any such condition, circumstance or

     Property. In addition, except as disclosed in Schedule 4.19 or except in compliance with Environmental and Safety Requirements the Loan Parties have no (i) underground storage tanks; (ii) asbestos-containing material in any form or condition; (iii) PCB-containing materials or equipment; or (iv) radioactive material in any form.

          (e) Without limiting the generality of the foregoing, to the Loan Parties' knowledge or except as disclosed in Schedule 4.19 , no activity, event or condition relating to any property or facility owned, operated or otherwise used at any time by the Loan Parties and any Environmental
     Affiliate will prevent, hinder or limit compliance with currently applicable Environmental and Safety Requirements, give rise to any corrective, investigatory, response or remedial actions, liabilities or obligations pursuant to Environmental and Safety Requirements whether accrued, absolute, contingent, unliquidated or otherwise.

          (f) Except as  disclosed  in  Schedule  4.19 and to the Loan  Parties'
     knowledge, no Liens exist or at any time have existed under any Environmental and Safety Laws on any property or facility now or previously owned, operated or otherwise used by the Loan Parties or any Environmental Affiliate and, to the best of the Loan Parties' knowledge, no government or other third party actions have been taken, threatened or are likely to subject any such property or facility to such Liens, and neither the Loan Parties nor any Environmental Affiliate have been or are required pursuant to any Environmental and Safety Requirements to place any notice or restriction in any deed to such property or facility.

     4.20 Investment Company. No Loan Party is an "investment company" or a company controlled by an "investment company" within the meaning of the Investment Company Act of 1940, as amended.

     4.21 Affiliate Transactions. Except as disclosed on Schedule 4.21: (a) no Affiliate nor any executive officer, director or, to the knowledge of any of the Loan Parties, Specified Person or any five percent (5%) stockholder of the Loan Parties or any person related by blood or marriage to any such person or any entity in which any such person owned or owns any beneficial interest, was or is a party to any agreement, contract, commitment or transaction with the Loan Parties (employment related, consulting or otherwise) or had or has any interest in any property used by the Loan Parties; (b) no Affiliate is the direct or indirect owner of any interest in any corporation, firm, association or business organization which is a competitor or supplier of the Loan Parties (except for passive investments of less than 5% in companies whose securities are traded on the NASDAQ Stock Market or a national stock exchange); and (c) no Affiliate is the recipient of income from any source other than the Loan Parties which should properly accrue to the Loan Parties.

     4.22 Employee Matters. Except as set forth on Schedule 4.22 attached hereto:

          (a) no employees of the Loan Parties are currently represented by any labor union, no Loan Party is a party to any collective bargaining agreement, and, to the knowledge of the Loan Parties, there is no organizational effort presently being made or threatened by or on behalf of any labor unions with respect to employees of the Loan Parties;

          (b) there is no unfair labor practice complaint against the Loan Parties pending before the National Labor Relations Board;

          (c) there is no labor strike, dispute, slowdown, representation campaign or work stoppage actually pending or, to the knowledge of the Loan Parties, threatened against the Loan Parties; and

          (d) to the best of the Loan Parties' knowledge, no officer or employee of the Loan Parties has entered into any agreement which is now in effect with any person, corporation, partnership or business organization other than the Loan Parties requiring such person to assign any interest in any invention or trade secrets or to keep confidential any trade secrets or other proprietary information or containing any prohibition or restriction on competition or solicitation of customers.

     4.23 Tangible Property. All tangible property owned or leased by the Loan Parties is sufficient to conduct the operations of the Loan Parties as presently conducted. No modifications or additions to such property which are material, either individually or in the aggregate, are needed or planned, except as described in the Projections. The Loan Parties have not received notice of, nor have there occurred, any pending or threatened condemnation proceedings or any other matter materially and adversely affecting the value of any owned or leased real property of the Loan Parties.

     4.24 Disclosure. All statements contained in any exhibit, certificate or other instrument attached hereto or required to be delivered to Lender pursuant to this Agreement shall constitute representations and warranties by the Loan Parties hereunder. Neither this Agreement nor any of the schedules, attachments, written statements, documents, certificates or other items required hereby or filed with the SEC contain any untrue statement of a material fact or omit a material fact necessary to make each such statement contained herein or therein not misleading. To the best of the Loan Parties' knowledge, there is no material fact pertaining to the Business which the Loan Parties have not disclosed to Lender in writing and which, as of the date hereof, has had or could reasonably be anticipated to have a Material Adverse Effect. All originals or copies of documents provided by the Loan Parties to Lender in connection with this Agreement and the Senior Subordinated Loan Transactions are true, correct and complete in all material respects.

     4.25 Public Utility Company. The Loan Parties are not a "holding company," or a "subsidiary company" of a "holding company," or an "affiliate" of a "holding company" or of a "subsidiary company" of a "holding company" within the meaning of the Public Utility Holding Company Act of 1935, as amended.

     4.26 Fiscal Year. The Loan Parties' fiscal year ends on the Saturday most proximate in time to December 31.

                                   ARTICLE 5

                             AFFIRMATIVE CONVENANTS

     Each Loan Party covenants that, except with the prior written consent of Lender, so long as any of the Obligations remain outstanding and, in the case of Sections 5.4(a), 5.4(b), 5.4(c), 5.4(f), 5.8 and 5.9, so long as Lender owns, in the aggregate, at least fifty percent (50%) interest in the Warrant or the shares of Common Stock of the Company into which such Warrant is exercisable:

     5.1 Payment of Obligations. The Loan Parties shall pay all of the Obligations, as the same become due and payable.

     5.2 Preservation of Corporate Existence. Each Loan Party shall preserve and maintain its corporate existence, rights, franchises and privileges in the jurisdiction of its incorporation, and qualify and remain qualified as a foreign corporation in such jurisdictions where failure to so qualify would have or is reasonably likely to have a Material Adverse Effect.

     5.3 Payment of Taxes and Claims. The Loan Parties shall pay and discharge all taxes, assessments and other governmental charges imposed upon it or upon its income or properties, prior to the date on which penalties attach thereto, and shall pay all claims which, if unpaid, would become a Lien upon any of its properties, except for any such tax, assessment, charge, levy or claim which is being contested by or on behalf of such entity in good faith and by proper proceedings and for which such reserves or other provisions as may be required by GAAP shall have been made and recorded.

     5.4 Reporting Requirements. The Loan Parties shall promptly furnish to Lender all such financial information respecting it as Lender shall reasonably request. Without limiting the foregoing, the Loan Parties shall furnish to Lender, in such reasonable detail as Lender shall request, the following:

          (a) Monthly Financial Statements. As soon as available and in any event within thirty (30) days after the end of each month (including, without limitation, quarter-end and year-end months), an unaudited balance sheet, statement of income and expense and statement of cash flow for the Loan Parties on a consolidated basis for such monthly period and for the then current fiscal year to date, all in reasonable detail, and setting forth in comparative form, figures for the corresponding period of (i) the previous fiscal year and (ii) the budget. Such statements shall be certified by the President or Chief Financial Officer of the Company as fairly presenting the consolidated financial position of the Loan Parties as of the dates indicated and the results of operations and cash flow for the calendar month indicated in accordance with GAAP.

          (b) Annual Financial Statements. As soon as available, a Consolidated audited annual report of the Loan Parties containing a Consolidated (i) balance sheet, (ii) statement of income and expense, (iii) statement of shareholders' equity and (iv) statement of cash flow for such year, and setting forth in each case, in comparative form, figures for the previous fiscal year, all in reasonable detail, fairly presenting the Consolidated financial position and the results of operations of the Loan Parties as of the close of such previous year and for the year then ended, prepared in accordance with GAAP, and accompanied by an unqualified opinion of an independent certified public accountant satisfactory to Lender.

          (c) Certificates. With each of the audited annual reports delivered pursuant to Section 5.4(b) above, and with each monthly unaudited financial statement delivered pursuant to Section 5.4(a) above, a certificate of the Company's President or Chief Financial Officer stating that, except as explained in reasonable detail in such certificate, (A) the Loan Parties are, at the date of such certificate, in compliance with all of the covenants and agreements in this Agreement, and (B) no Event of Default or Potential Event of Default then exists. If such certificate discloses that a covenant has not been complied with or that an Event of Default or Potential Event of Default exists, such certificate shall set forth what action the Loan Parties have taken or propose to take with respect thereto.

          (d) Accountants' Reports. Promptly upon receipt thereof, copies of all significant reports submitted to the Loan Parties by independent public accountants in connection with each annual, interim or special audit of its financial statements made by such accountants, including the management letter submitted by such accountants to management in connection with its annual audit.

          (e) Reports to the SEC and to Shareholders. Promptly upon the filing or sending thereof, copies of all other regular, periodic or special reports of the Company filed with the SEC (including, without limitation, copies of the Form 10-K annual report, Form 10-Q quarterly reports, Form 8-K current report or comparable successor reports); copies of all registration statements of the Company filed with the SEC (other than on Form S-8); and copies of all proxy statements or other communications made to security holders generally.

          (f) Annual Budget. As soon as available but in any event not later than 30 days prior to the end of each fiscal year, annual budgets prepared on a monthly and annual basis for the succeeding fiscal year (displaying anticipated statements of income and cash flows and balance sheet) and promptly upon preparation thereof any other significant budgets which they prepare (including any revisions of such annual or other budgets).

          (g) Reports to Senior Lenders. Together with any compliance certificate, financial statement, or other report furnished to Senior Lenders pursuant to the Senior Loan Documents, a copy of the same setting forth in reasonable detail all calculations for all amounts contained therein (including, without limitation, the financial covenant calculations) and, together with all other notices or certificates furnished to Senior Lenders pursuant to the Senior Loan Documents, the Loan Parties shall also deliver to Lender a copy of the same.

     5.5 Notices to Lender. The Loan Parties shall notify Lender in writing of the following matters at the following times:

          (a) Promptly (and in any event within five (5) days) after becoming aware thereof, any Event of Default or Potential Event of Default.

          (b) Promptly (and in any event within five (5) days) after becoming aware thereof, the assertion by the holder of any Indebtedness, including Senior Lenders, that a default exists with respect thereto or that the Loan Parties are not in compliance with the terms thereof, or the threat or commencement by such holder of any enforcement action because of such asserted default or non-compliance.

          (c) Promptly (and in any event within five (5) days) after becoming aware thereof, any notice or indication (i) that any Significant Customer (as defined below) intends to terminate, significantly reduce or otherwise alter in an adverse manner its relationship with a Loan Party, or (ii) of termination or potential termination of any other material contract, lease or relationship with any Significant Suppliers (as defined below). For purposes of this Agreement: (x) "Significant Customer" shall mean any of the five (5) largest customers of a Loan Party, measured in terms of sales volume in dollars for the immediately preceding then-applicable fiscal year and (y) "Significant Supplier" shall mean any of the top five (5) largest suppliers of a Loan

     Party, measured in terms of sales volume in dollars for the immediately preceding then-applicable fiscal year.

          (d) Promptly (and in any event within five (5) days) after becoming aware thereof, any pending or threatened strike, work stoppage, material unfair labor practice claim or other material labor dispute affecting any of the Loan Parties or the Business.

          (e) Promptly (and in any event within five (5) days) after becoming aware thereof, any material violation by a Loan Party of any Environmental and Safety Requirement or, upon its receipt thereof, any notice a Loan Party receives from a third party asserting that it is not in compliance with any Environmental and Safety Requirement.

          (f) Promptly (and in any event within five (5) days) upon receipt thereof, any notice from any governmental authority that a Loan Party is or may be liable to any Person as a result of any violation or liability under any Environmental and Safety Requirement or that a Loan Party is potentially responsible for, or subject to investigation by any governmental authority evaluating whether any remedial action is needed to respond to any violation liability under any Environmental and Safety Requirement.

          (g) Promptly (and in any event within five (5) days) after becoming aware thereof, any Dormant Subsidiary begins conducting business of any kind.

          (h) (A) Promptly and in any event within thirty (30) days after receipt thereof by a Loan Party or any of its ERISA Affiliates, copies of each notice from the IRS relating to the disqualification of any Plan that is intended to be qualified under Section 401(a) of the Code; (B) promptly and in any event within thirty (30) Business Days of the occurrence of the event, written notice of any event with respect to any Plan which could result in the incurrence by a Loan Party or any of its ERISA Affiliates of any material liabilities, fine or penalty; (C) a failure to make any required contribution to a Plan in excess of $100,000; (D) the creation of any Lien in favor of the PBGC; (E) together with each copy of such notice received by a Loan Party or any of its ERISA Affiliates, a written statement of such Loan Party's senior financial officer setting forth details as to all events referred to therein and the action with respect thereto taken, or proposed to be taken, by such Loan Party or its ERISA Affiliates, as applicable, and a copy of any notice, filing or correspondence to or required by the IRS, the Department of Labor, or any government agency or adverse party as may be applicable. Each notice given under this Section shall describe the subject matter thereof in reasonable detail and shall set forth the action that the Loan Party has taken or proposes to take with respect thereto.

          (i) Promptly (and in any event within five (5) days) after becoming aware thereof, any event, occurrence or condition that has resulted or is reasonably likely to result in a material liability to the Business, including, without limitation, any pending or threatened action, suit, proceeding or counterclaim by any Person, or any pending or threatened investigation by any governmental authorities, any violation of any law, statute, regulation or ordinance of any governmental authority.

     5.6 Maintenance of Insurance. The Loan Parties shall maintain insurance on their properties and businesses with reputable insurance companies in such amounts, of such types and covering such casualties, risks and contingencies as is ordinarily carried by companies engaged in similar businesses and owning similar properties in the same general areas in which they operate.

     5.7 Maintenance of Properties. The Loan Parties shall maintain and preserve all of their properties which are necessary for the proper conduct of their businesses in good working order and condition, ordinary wear and tear excepted.

     5.8 Keeping of Records and Books of Account. The Loan Parties shall keep complete and accurate records and books of account, in which full and correct entries in accordance with GAAP shall be made of all of their financial transactions.

     5.9 Visitation Rights. The Loan Parties shall, at reasonable times and from time to time during normal business hours, permit Lender or any agents or representatives of Lender to examine and make copies of and abstracts from the records and books of account of, and to visit their properties and to discuss their affairs, finances and accounts with any officer or director their independent accountants; provided, however, that Lender shall use reasonable efforts to ensure that any such visit, examination or discussion is not unduly disruptive to the business of the Loan Parties.

     5.10 Compliance with Laws. The Loan Parties shall comply in all material respects with the applicable requirements of all laws, rules, regulations and orders of any governmental authority.

     5.11 Performance of Agreements. The Loan Parties shall use reasonable efforts to preserve its business organization and the goodwill and business of all Persons with whom it has business relations and, in that context, perform in all material respects all of the obligations to be performed by it under each lease, indenture, agreement, contract and other instrument to which it is a party or by which it and its properties may be bound, including, without limitation, the Senior Subordinated Loan Documents.

     5.12 Environmental and Safety Matters.

          (a) The Loan Parties shall comply in all material respects with all Environmental and Safety Requirements.

          (b) The Loan Parties shall respond immediately to any release or threatened release of any hazardous, toxic or otherwise dangerous material, substance or waste in a manner which complies with and meets all standards imposed by any and all Environmental and Safety Requirements.

          (c) If Lender at any time has reason to believe, in its sole and reasonable judgment, that any activities, events or conditions on any property or facility owned, operated or otherwise used by the Loan Parties has been or may be operated in violation of any Environmental and Safety Requirements in any material respect, or contaminated with any hazardous, toxic or otherwise dangerous material, substance or waste, or subject to any governmentally imposed obligation to conduct any corrective, investigatory, response or remedial action, and such violation, contamination or remedial action has not been cured within fifteen (15) days of notification by Lender, then the Loan Parties shall, at their own cost and expense, if Lender so elects, conduct, as appropriate, such investigation or study, through retention of a consulting firm reasonably satisfactory to Lender, as is necessary to demonstrate that such activities, operations, property or facility have not resulted or are not reasonably likely to result in material liability to the Business.

     5.13 Use of Proceeds. The Loan Parties shall use the proceeds hereunder solely to (a) repay in full any and all amounts due from the Loan Parties to Senior Lenders on the date hereof under Term Note B (as defined in the Senior Loan Agreement (as in effect on the date hereof)), (b) reduce to zero dollars any and all amounts due from the Loan Parties to Senior Lenders on the date hereof under the Revolving Notes (as defined in the Senior Loan Agreement (as in effect on the date hereof)) (c) to prepay up to Three Million Dollars ($3,000,000) of the Drake Note in the original principal amount of Five Million Dollars ($5,000,000), (d) to pay the cash portion of the purchase price for the Small Parts Acquisition, and (e) to pay the fees and expenses arising in connection with the Senior Subordinated Loan Transactions or the Senior Subordinated Loan Documents (it being understood that, any and all proceeds hereunder in excess of the amounts referred to in clauses (a) - (e) of this
Section 5.13 shall be kept on hand for general working capital purposes and other purposes permitted by the terms hereof).


                                   ARTICLE 6

                               NEGATIVE COVENANTS

     Each Loan Party covenants that, except with the prior written consent of Lender, so long as any of the Obligations remain outstanding and (x) in the case of Sections 6.9(ii) and (iii) and 6.16, Lender owns in the aggregate at least fifty percent (50%) interest in the Warrant or the shares of Common Stock into which such Warrant is exercisable and (y) in the case of Section 6.10, Lender owns in the aggregate at least fifty percent (50%) interest in the Warrant or the shares of Common Stock into which such Warrant is exercisable or the seventh anniversary of the date hereof (whichever is earlier):

     6.1 Indebtedness. Until Lender's receipt of (x) the audited annual report required to be delivered to Lender pursuant to Section 5.4(b) hereof for the fiscal year ended December 31, 2000 and (y) the certificate (disclosing the existence of no Event of Default or Potential Event of Default hereunder) required to be delivered to Lender pursuant to Section 5.4(c) hereof along with such annual report (collectively, the "2000 Report and Certificate"), the Loan Parties shall not create, incur, assume, guarantee or be or remain liable for, contingently or otherwise, or suffer to exist, any Indebtedness, except:

          (a) the Obligations;

          (b) the Senior Indebtedness existing on the date hereof, together with
     (i) any additional amounts permitted to be borrowed by the Loan Parties under the Senior Lender's revolving credit facility as in effect on the date hereof, and (ii) Four Million Dollars ($4,000,000) of Senior Indebtedness in addition thereto;

          (c) Indebtedness secured by Liens permitted by Section 6.2 and extensions, renewals and refinancings thereof; provided that the aggregate amount of all such Indebtedness at any time outstanding shall not exceed One Million Dollars ($1,000,000);

          (d) unsecured inter-company Indebtedness between any of the Loan Parties;

          (e) Obligations incurred for bona fide hedging purposes and not for speculation; and

          (f) Indebtedness described on Schedule 6.1 and any extension, renewal or refinancing thereof so long as the principal amount thereof is not increased.

Thereafter, the Loan Parties shall not create, incur, assume, guarantee or be or
remain  liable  for,  contingently  or  otherwise,   or  suffer  to  exist,  any
Indebtedness, except in compliance with Section 6.17 hereof.

     6.2 Liens. The Loan Parties shall not create, assume, incur or suffer to be created, assumed, incurred or to exist, any Lien on any of its now owned or hereafter acquired property except for (a) Liens for taxes not yet due or for taxes being contested in good faith by appropriate proceedings, (b) Liens of landlords, carriers, warehousemen, mechanics and material men incurred in the ordinary course of business for sums not yet due or which are being contested in good faith and by appropriate proceedings, (c) Liens incurred or deposits made in the ordinary course of business in connection with workers' compensation, unemployment insurance and other types of social security or to secure the performance of bids, tenders, sales, contracts (other than for the repayment of borrowed money), surety, appeal and performance bonds, (d) zoning restrictions, easements, licenses, reservations, covenants, rights of way, utility easements, building restrictions and other similar charges or encumbrances on the use of real property which do not interfere with the ordinary conduct of the business of the Loan Parties, (e) rights of lessors with respect to leases of machinery, equipment or real property of the Loan Parties, (f) any judgment lien the existence or continuance of which does not constitute an Event of Default under
Section 7.1(h), (g) attachments, appeal bonds, judgments and other similar Liens, for sums not exceeding One Hundred Thousand Dollars ($100,000) arising in connection with court proceedings, provided the execution or other enforcement of such Liens is effectively stayed and the claims secured thereby are being actively contested in good faith and by appropriate proceedings, (h) subject to the limitation set forth in Section 6.1(c), (i) Liens arising in connection with Capital Leases (and attaching only to the property being leased), (ii) Liens existing on property at the time of the acquisition thereof by any Loan Party (and not created in contemplation of such acquisition) and (iii) Liens that constitute purchase money security interests on any property securing debt incurred for the purpose of financing all or any part of the cost of acquiring such property, provided that any such Lien attaches to such property within sixty (60) days of the acquisition thereof and attaches solely to the property so acquired, and (i) the existing Liens described on Schedule 6.2 attached hereto.

     6.3 Contingent Liabilities. The Loan Parties shall not become liable for any Contingent Obligations except as permitted under Section 6.1 hereof.

     6.4 Operating Lease Obligations. The Loan Parties shall not enter into any lease of real or personal property if, after giving effect thereto, the aggregate amount of all rental and other payments under such lease and all other leases of the Loan Parties then in effect would exceed for any fiscal year an amount equal to three percent (3%) of the Loan Parties total revenues (as determined on a Consolidated basis) on a rolling twelve (12) month basis, taking into account the month just ended and the prior eleven (11) months.

     6.5 Merger or Asset Sale. Except for the Permitted Sale and Leaseback, the Loan Parties shall not (a) be a party to any merger, liquidation or consolidation (except for a merger or consolidation in connection with a Permitted Acquisition or of a Loan Party other than the Company with and into another Loan Party including the Company (provided that in any such merger involving the Company, the Company is the survivor), (b) be a party to an Asset Sale except for dispositions of assets of the Loan Parties for at least fair market value (as determined by the Board of Directors of the Company) with a net book value in any fiscal year not exceeding One Million Dollars ($1,000,000), or
(c) sell with recourse, or discount or otherwise sell for less than the face thereof, any of its accounts or notes receivable.

     6.6 Payments of Subordinated Indebtedness. The Loan Parties shall not make any voluntary or optional prepayment of any Indebtedness other than the Obligations and Senior Indebtedness.

     6.7 Investments; Acquisitions. The Loan Parties shall not make or permit to exist any Investment in any Person, except for: (a) advances to employees of the Loan Parties for travel or other ordinary business expenses in the ordinary course of, and pursuant to the reasonable requirements of the Loan Parties' Business; (b) extensions of credit by the Loan Parties in the nature of accounts or notes receivable arising from the sale of goods and services in the ordinary course of business; (c) shares of stock, obligations or other securities received by the Loan Parties in settlement of claims arising in the ordinary course of business; (d) investments in Cash Equivalents; (e) other Investments not to exceed Three Million Dollars ($3,000,000) in the aggregate or One Million Dollars ($1,000,000) in any single Person; (f) Permitted Acquisitions occurring from and after Lender's receipt of the 2000 Report and Certificate; (g) the Investments existing on the date hereof and set forth on Schedule 6.7 hereto (it being understood that none of the Investments referenced in clauses (a)-(g) of this Section 6.7 shall be permitted to be made if, immediately before or after giving effect thereto, any Event of Default or Potential Event of Default exists). Without limiting the generality of the foregoing, except for (i) the Small Parts Acquisition on the terms set forth in the transaction documents attached hereto at Exhibit F, and (ii)Permitted Acquisitions occurring from and after Lender's receipt of the 2000 Report and Certificate, the Loan Parties shall not purchase, lease (as lessee) or otherwise acquire (in a single transaction or a series of related transactions), or enter into any agreement to purchase or acquire all or substantially all of the assets or the capital stock or other ownership interests of any Person.

     6.8 Distributions. Except as set forth on Schedule 6.8 hereto, the Loan Parties shall not directly or indirectly, declare, order, make, or incur any liability to make (a) any Distribution, (b) pay any management fees or similar fees to any stockholder of the Loan Parties or any Affiliate of the Loan Parties, (c) make any payment, redemption, defeasance or repurchase of any Subordinated Indebtedness existing on the date hereof (except with respect to the Obligations hereunder or in accordance with the terms and conditions of a subordination agreement in form and substance acceptable to Lender), or (d) set aside funds for any of the foregoing. Notwithstanding the foregoing, (i) any Loan Party (other than the Company) may pay dividends or make other distributions to the Company or one another, (ii) the Company may make quarterly dividend payments to the holders of its Preferred Stock in an amount not to exceed Two Million Five Hundred Thousand Dollars ($2,500,000) in any fiscal year of the Company (so long as (A) no Event of Default or Potential Event of Default exists immediately prior to such dividend payment, (B) no Event of Default or Potential Event of Default would be caused by such dividend payment, and (C) the Loan Parties'

Debt Service Coverage Ratio is not less than 1.25:1.0 for the quarter immediately preceding each dividend payment), and (iii) the Company may redeem any or all of the Existing Convertible Preferred Stock with cash on hand and the proceeds of Senior Indebtedness (so long as and to the extent Lender is satisfied, acting reasonably and in good faith, that (A) no Event of Default, Potential Event of Default or default under any of the Senior Loan Documents exists immediately prior to such redemption, (B) no Event of Default or Potential Event of Default or default under any of the Senior Loan Documents would be caused by such redemption, (C) the Loan Parties' EBITDA for either the quarters ended September 30, 2000 or December 31, 2000 exceeds Four Million Five Hundred Thousand Dollars ($4,500,000), and (D) the Loan Parties' total Indebtedness as of the date of such redemption (taking into account any and all Indebtedness incurred to effect such redemption and any and all costs and expenses related thereto) shall not exceed the Loan Parties' Annualized EBITDA by more than four and one-half (4.5) times).

     6.9 Amendments or Changes in Agreements. The Loan Parties shall not modify, alter, supplement, extend, amend or waive any rights under their Certificate of Incorporation or By-Laws (or, in the case of a limited liability company, the equivalent thereof) or any Senior Subordinated Transaction Document in a manner
(i) that is adverse to Lender without the prior written consent of Lender; (ii) which affects or diminishes the rights of Lender as stockholder of the Company in any manner different from the rights of other stockholders of the Company without obtaining the prior written consent of Lender; or (iii) that otherwise violates the terms of this Agreement.

     6.10 Transactions with Affiliates. Except as set forth on Schedule 6.10, the Loan Parties shall not enter into or be a party to any transaction or arrangement, including, without limitation, the purchase, sale, lease or exchange of property or the rendering of any service, with any of their Affiliates (other than such transactions or arrangements solely between the Loan Parties), executive officers and directors, other than employment arrangements and compensation (including bonuses) in the ordinary course of business. The Loan Parties shall not modify, alter or otherwise amend any of the terms of any of the transactions or arrangements set forth on Schedule 6.10 in any manner adverse to Lender without the prior written consent of Lender.

     6.11 Business Conducted. The Loan Parties shall not enter into any new business unrelated to the Business as conducted on the date hereof or make any change which is material, either individually or in the aggregate, in any of its business objectives, purposes and operations as disclosed to Lender on the date hereof.

     6.12 Fiscal Year. The Loan Parties shall not change their fiscal year.

     6.13 Sale and Leaseback Transactions. Except for the Permitted Sale and Leaseback, the Loan Parties shall not directly or indirectly, enter into any arrangement with any Person providing for the Loan Parties to lease or rent property that it has sold or will sell or otherwise transfer to such Person.

     6.14 Investment Banking, Broker's and Finder's Fees. Except as set forth on
Schedule 6.14 attached hereto, the Loan Parties shall not pay or agree to pay, or reimburse any other Person with respect to, any investment banking or similar or related fee, underwriter's fee, finder's fee or broker's fee to any Person in connection with the consummation of the Senior Subordinated Loan Transactions. The Loan Parties shall defend and indemnify Lender against and hold Lender harmless from all claims of any Person for any such fees and all costs and expenses, including, without limitation, attorneys' fees, incurred by Lender in connection therewith.

     6.15 Capital Expenditures. The Loan Parties shall not make or incur any Capital Expenditures if, after giving effect thereto, the aggregate amount of all Capital Expenditures made by the Loan Parties would exceed three and one-half percent (3.5%) of the Loan Parties' total revenues (as determined on a Consolidated basis) on a rolling twelve month basis, taking into account the month just ended and the prior eleven (11) months.

     6.16 Allocation of Consideration. The Loan Parties shall take no action in preparation of tax returns or financial statements that is inconsistent with the allocation of the consideration paid by Lender for the Senior Subordinated Note and the Warrant.

     6.17 Financial Covenants.

          (a) Fixed Charge Coverage Ratio. The Loan Parties shall not permit the Fixed Charge Coverage Ratio for any month (commencing with the month ended December 31, 2000) to be less than 1:1, as determined in accordance with GAAP.

          (b) Senior Leverage Ratio (Maintenance). The Loan Parties shall not permit the Senior Leverage Ratio as of the last day of each month from and after Lender's receipt of the 2000 Report and Certificate to exceed 4:1.

          (c) Total Leverage Ratio (Maintenance). The Loan Parties shall not permit the Total Leverage Ratio as of the last day of each month from and after Lender's receipt of the 2000 Report and Certificate to exceed 5:1.

          (d) Senior Leverage Ratio (Incurrence). From and after Lender's receipt of the 2000 Report and Certificate, the Loan Parties shall not create, incur, assume or guarantee, contingently or otherwise, any Senior Indebtedness if, immediately after giving effect thereto, the Senior Leverage Ratio would exceed 3.5:1.

          (e) Total Leverage Ratio (Incurrence). From and after Lender's receipt of the 2000 Report and Certificate, the Loan Parties shall not create, incur, assume or guarantee, contingently or otherwise, any Indebtedness if, immediately after giving effect thereto, the Total Leverage Ratio would exceed 4.5:1.

     6.18 Limitation on Creation of Subsidiaries. The Loan Parties shall not establish or create any Subsidiary, provided that the Loan Parties shall be permitted to establish or create Subsidiaries only so long as the Loan Parties provide notice to Lender promptly (and in any event within ten (10) business days) after the formation, or any other act which results in a Person becoming a Subsidiary of the Loan Parties and, at Lender's request, cause a Person becoming a Subsidiary of the Loan Parties to execute in form and substance satisfactory to Lender, a guaranty sufficient to obligate such Subsidiary for repayment of all or a portion of the Obligations.

     6.19 Unconditional Purchase Obligations. The Loan Parties shall not enter into or be a party to any contract for the purchase of materials, supplies or other property or services if such contract requires that payment be made by it regardless of whether delivery is ever made of such materials, supplies or other property or services.

                                   ARTICLE 7

                                    DEFAULT

     7.1 Events of Default. The occurrence and continuation of any of the following events shall constitute an Event of Default hereunder:

          (a) the Loan Parties shall fail to pay when due (i) any interest owing on the Obligations or (ii) any Principal; or

          (b) the Loan Parties shall default (i) in the payment when due, subject to any applicable grace period, of any Indebtedness or Contingent Obligation in excess of $50,000 (other than any Indebtedness constituting Obligations or Senior Indebtedness), or (ii) in the performance of any other material covenant, agreement, term or condition contained in any agreement under which any such Indebtedness is created if the effect of such default is to cause, whether automatically or by declaration of acceleration, or permit the holder of such obligation to cause such obligation to become due prior to its stated maturity; or

          (c) an Event of Default (as defined in the Senior Loan Documents) shall occur and be continuing and the Senior Lender shall have accelerated the Senior Indebtedness as a result of such Event of Default; or

          (d) any representation or warranty made herein by the Loan Parties, or in any certificate or financial statement furnished by the Loan Parties pursuant to the provisions hereof, shall prove to have been false or misleading in any material respect as of the time made or furnished; or

          (e) the Loan Parties shall default in the performance of or compliance with any of the covenants set forth in Sections 2.8, 5.1, 5.2, 5.5, 5.9, 5.12(b) and 5.13 or in Article 6 hereof;

          (f) the Loan Parties shall default in the performance of or compliance with any other covenant, condition or provision of this Agreement or any other Senior Subordinated Loan Document to which it is a party (and not constituting an Event of Default under any of the other subsections of this
     Section 7.1) and such default shall not be remedied for a period of fifteen
     (15) days after notice thereof; or

          (g) final judgment not fully covered by insurance or otherwise indemnified to Lender's satisfaction which, with all other such undischarged final judgments against the Loan Parties, exceeds an aggregate of Two Hundred Fifty Thousand Dollars ($250,000) shall have been entered against the Loan Parties if, within 30 days after the entry thereof, such judgment shall not have been discharged or execution thereof stayed pending appeal, or if, within 30 days after the expiration of any such stay, such judgment shall not have been discharged, or if, enforcement proceedings shall have been commenced by any creditor upon such judgment; or

          (h) a proceeding shall have been instituted in a court having jurisdiction seeking a decree or order for relief in respect of the Loan Parties in an involuntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or for the appointment of a receiver, liquidator, assignee, custodian, trustee, sequestrator (or similar official) of the Loan Parties, as the case may be, or for any substantial part of its property, or for the winding-up or liquidation of its affairs, and such proceeding shall remain undismissed or unstayed and in effect for a period of sixty (60) consecutive days or such court shall enter a decree or order granting the relief sought in such proceeding; or

          (i) the Loan Parties shall commence a voluntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, shall consent to the entry of an order for relief in an involuntary case under any such law, or shall consent to the appointment of or taking possession by a receiver, liquidator, assignee, trustee, custodian, sequestrator (or other similar official) of the Loan Parties, as the case may be, or for any substantial part of its property, or shall make a general assignment for the benefit of creditors, or shall fail generally to pay, or admits in writing its inability or refusal to pay, its debts as they become due, or shall take any corporate action in furtherance of any of the foregoing;

          (j) with respect to a Pension Plan (i) institution of any steps by the Loan Parties or any other Person to terminate a Pension Plan if as a result of such termination such party could be required to make a contribution to such Pension Plan, or could incur a liability or obligation to such Pension Plan, in excess of Five Hundred Thousand Dollars ($500,000); (ii) a contribution failure occurs with respect to any Pension Plan sufficient to give rise to a Lien under Section 302(f) of ERISA; or (iii) there shall occur any withdrawal or partial withdrawal from a Multiemployer Plan and the withdrawal liability (without unaccrued interest) to Multiemployer Plans as a result of such withdrawal exceeds Five Hundred Thousand Dollars ($500,000);

          (k) a period of 30 consecutive days shall have elapsed during which any two of the individuals named in Schedule 7.1 shall have ceased to hold executive offices with the Company at least equal in seniority and responsibility to such individual's present office[s], as set out in such schedule, excluding any such individual who has been replaced by another individual or individuals reasonably satisfactory to Lender (it being understood that any such replacement individual shall be deemed added to
     Schedule 7.1 on the date of approval thereof by the Lender);

          (l) any event having a Material Adverse Effect; and

          (m) any guaranty executed pursuant to Section 6.18 hereof shall cease to be in full force and effect with respect to any guarantor thereof; or any guarantor (or any Person by, through or on behalf of such guarantor) or a guaranty executed pursuant to Section 6.18 hereof shall contest in any manner the validity, binding nature or enforceability of any guaranty with respect to such guarantor.

     7.2 Consequences of Event of Default.

          (a) Bankruptcy. If an Event of Default specified in Sections 7.1(h) or
     (i) hereof shall occur, the unpaid balance of the Senior Subordinated Note and interest accrued thereon and all other liabilities of the Loan Parties hereunder and thereunder shall be immediately due and payable, without presentment, demand notice, protest or any other demand or notice in connection with the delivery, acceptance, performance, default or enforcement of the Senior Subordinated Note, all of which are hereby expressly waived.

          (b) Other Defaults. If any other Event of Default shall occur, Lender may, at its option declare the unpaid balance of the Senior Subordinated Note and interest accrued thereon and all other liabilities of the Loan Parties hereunder and thereunder to be immediately due and payable, without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived.

     7.3 Other Rights. The rights and remedies of Lender upon the occurrence of an Event of Default set forth in Section 7.2 hereof are in addition to and not in limitation of any other rights it may have under applicable law and other agreements.

                                   ARTICLE 8

                                 MISCELLANEOUS

     8.1 Successors and Assigns in General. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that the Loan Parties may not assign or transfer their rights hereunder or any interest herein or delegate its duties hereunder without the prior written consent of Lender. Lender or any assignees of Lender may assign all or any portion of its interest in and rights under this Agreement and the Senior Subordinated Note to any other Person (an "Assignee"), or grant a participating or beneficial interest in this Agreement and the Obligations to any lending institution (a " Participant"). Lender shall give the Company prompt written notice of any assignment of or participation in the Obligations. The Company shall maintain a register, which shall include, without limitation, a record of ownership that identifies each owner of any interest in the Obligations, for registration as to the rights to principal and interest on the Senior Subordinated Note and shall promptly register any such assignment or participation in the Obligations upon receipt of such notice. To facilitate any assignment or participation, the Loan Parties shall, from time to time at the request of Lender, execute and deliver to Lender or to such party or parties as Lender may designate, any and all further instruments as may in the reasonable opinion of Lender be necessary or advisable to give full force and effect to any transfer contemplated by this Section.

     8.2 Action by Lender. Unless otherwise expressly provided for herein, any action entitled to be taken by Lender shall require the consent of Persons with at least fifty percent (50%) interest in and rights under this Agreement at the time such action is taken.

     8.3 Modifications, Amendments or Waivers. The provisions of this Agreement may be modified, amended or waived, but only by a written instrument signed by Lender and the Loan Parties.

     8.4 No Implied Waivers; Cumulative Remedies; Writing Required. No delay or failure of Lender in exercising any right, power or remedy hereunder shall affect or operate as a waiver thereof, nor shall any single or partial exercise thereof or any abandonment or discontinuance of steps to enforce such a right, power or remedy preclude any further exercise thereof or of any other right, power or remedy. The rights and remedies hereunder of Lender are cumulative and not exclusive of any rights or remedies which they would otherwise have. Any waiver, permit, consent or approval of any kind or character on the part of Lender of any breach or default under this Agreement or any such waiver of any provision or condition of this Agreement must be in writing and shall be effective only to the extent in such writing specifically set forth.

     8.5 Reimbursement of Expenses; Taxes. The Loan Parties agree upon demand to pay or reimburse Lender for all of their reasonable out-of-pocket expenses, including, without limitation, all travel expenses and all reasonable legal, consulting, accounting and independent analyst, audit, and appraisal fees and expenses, from time to time (a) arising in connection with the preparation of the Senior Subordinated Loan Documents or the Senior Subordinated Loan Transactions; (b) relating to any amendments, waivers or consents pursuant to the provisions hereof or thereof; (c) incurred by Lender or its designees in the performance of their duties as directors of the Loan Parties, if applicable; and
(d) arising in connection with the enforcement of the Senior Subordinated Loan Documents, collection of the Obligations or actions for declaratory relief in any way related thereto or the protection or preservation of any rights of Lender hereunder. The Loan Parties also agree to pay and save Lender harmless from all liability for any stamp or other similar documentary or recording taxes which may be payable in connection with this Agreement and the other Senior Subordinated Loan Documents or the performance of any transactions contemplated hereby or thereby.

     8.6 Notices. All notices and other communications given to or made upon any party hereto in connection with this Agreement shall, except as otherwise expressly herein provided, be in writing (including telexed or telecopied communication) and mailed, telexed, telecopied or delivered by hand or by reputable overnight courier service to the respective parties, as follows:

         the Loan Parties:        Clarion Technologies, Inc.
                                  235 Central Avenue
                                  Holland, MI  49423
                                  Attn: Chief Executive Officer
                                  Telecopy: (616) 494-8888

         With a copy to:          Varnum, Riddering, Schmidt & Howlett LLP
                                  333 Bridge Street, N.W., P.O. Box 352
                                  Grand Rapids, MI  49501 (49504 for overnight)
                                  Attn: Michael G. Wooldridge, Esq.
                                  Telecopy: (616) 336-7000

         Lender:                  William Blair Mezzanine Capital Fund III, L.P.
                                  222 West Adams Street, Suite 2800
                                  Chicago, IL  60606
                                  Attn: Terrance M. Shipp
                                  Telecopy:  (312) 236-8075

         With a copy to:          Altheimer & Gray
                                  10 South Wacker Drive
                                  Suite 4000
                                  Chicago, IL  60606
                                  Attn:  Laurence R. Bronska, Esq.
                                  Telecopy:  (312) 715-4800
or in accordance with any subsequent written direction from the recipient party to the sending party. All such notices and other communications shall, except as otherwise expressly herein provided, be effective upon delivery if delivered by hand; when deposited with a reputable courier service, delivery charges prepaid; when deposited in the mail, postage prepaid; or in the case of telex or telecopy, when received.

     8.7 Survival. All representations, warranties, covenants, indemnifications, consents and agreements of the Loan Parties contained herein or made in writing in connection herewith shall survive the execution and delivery of this Agreement, the making of the term loan hereunder and the issuance of the Senior Subordinated Note and, except as set forth otherwise herein, shall remain in effect through the date that all amounts due hereunder are paid to Lender.

     8.8 Governing Law; Consent to Jurisdiction and Service of Process; Waiver of Jury Trial.

          (a) Governing Law. THIS AGREEMENT, THE SENIOR SUBORDINATED NOTE AND THE OTHER SENIOR SUBORDINATED LOAN DOCUMENTS AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER AND THEREUNDER SHALL BE DEEMED TO BE CONTRACTS UNDER THE LAWS OF THE STATE OF ILLINOIS AND FOR ALL PURPOSES SHALL BE GOVERNED BY AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH THE LAWS OF THE STATE OF ILLINOIS, WITHOUT GIVING EFFECT TO ANY CHOICE OF LAW OR CONFLICT OF LAW PROVISION OR RULE (WHETHER OF THE STATE OF ILLINOIS OR ANY OTHER JURISDICTION) THAT WOULD CAUSE THE APPLICATION OF THE LAWS OF ANY JURISDICTION OTHER THAN THE STATE OF ILLINOIS.

          (b) Consent to Jurisdiction and Service of Process. EACH OF THE LOAN PARTIES HEREBY CONSENTS TO THE JURISDICTION OF ANY STATE OR FEDERAL COURT LOCATED WITHIN THE COUNTY OF COOK, STATE OF ILLINOIS AND AGREE THAT ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT, THE SENIOR SUBORDINATED NOTE OR ANY OF THE OTHER SENIOR SUBORDINATED LOAN DOCUMENTS MAY BE LITIGATED IN SUCH COURTS. EACH OF THE LOAN PARTIES ACCEPTS THE NONEXCLUSIVE JURISDICTION OF SUCH COURTS AND WAIVES ANY DEFENSE OF FORUM NON CONVENIENS AND IRREVOCABLY AGREES TO BE BOUND BY ANY JUDGMENT RENDERED THEREBY. EACH OF THE LOAN PARTIES DESIGNATES AND APPOINTS THE CORPORATION SERVICE COMPANY, AND SUCH OTHER PERSONS AS MAY HEREAFTER BE SELECTED BY THE LOAN PARTIES WHICH IRREVOCABLY AGREE IN WRITING PURSUANT TO AN APPOINTMENT OF AGENT AGREEMENT TO SO SERVE AS THEIR AGENT TO RECEIVE ON THEIR BEHALF SERVICE OF ALL PROCESS IN ANY SUCH PROCEEDINGS IN ANY SUCH COURT, SUCH SERVICE BEING HEREBY ACKNOWLEDGED BY THE LOAN PARTIES TO BE EFFECTIVE AND BINDING SERVICE IN EVERY RESPECT. A COPY OF ANY SUCH PROCESS SO SERVED SHALL BE MAILED BY REGISTERED MAIL TO THE LOAN PARTIES AT THE ADDRESS STATED IN SECTION 8.6; PROVIDED, HOWEVER, TO THE EXTENT PERMITTED BY APPLICABLE LAW, ANY FAILURE TO MAIL SUCH COPY SHALL NOT AFFECT THE VALIDITY OF SERVICE OF PROCESS. IF ANY AGENT APPOINTED BY THE LOAN PARTIES REFUSES TO ACCEPT SERVICE, EACH OF

     THE LOAN PARTIES AGREES THAT SERVICE UPON THEM BY MAIL SHALL CONSTITUTE SUFFICIENT NOTICE. NOTHING HEREIN SHALL AFFECT THE RIGHT TO SERVE PROCESS IN ANY OTHER MANNER PERMITTED BY LAW OR SHALL LIMIT THE RIGHT OF LENDER TO BRING PROCEEDINGS AGAINST THE LOAN PARTIES IN THE COURTS OF ANY OTHER JURISDICTION.

          (c)  Waiver of Jury  Trial.  EACH OF THE  PARTIES  HERETO  IRREVOCABLY
     WAIVES ANY RIGHT TO HAVE A JURY PARTICIPATE IN RESOLVING ANY DISPUTE, WHETHER IN CONTRACT, TORT OR OTHERWISE, ARISING OUT OF, CONNECTED WITH, RELATED TO OR INCIDENTAL TO THE RELATIONSHIP ESTABLISHED BETWEEN THEM IN CONNECTION WITH THIS AGREEMENT OR ANY OTHER SENIOR SUBORDINATED LOAN DOCUMENT. EACH OF THE PARTIES HERETO AGREES AND CONSENTS THAT ANY SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION SHALL BE DECIDED BY COURT TRIAL WITHOUT A JURY AND THAT ANY PARTY HERETO MAY FILE AN ORIGINAL COUNTERPART OR A COPY OF THIS AGREEMENT WITH ANY COURT AS WRITTEN EVIDENCE OF THE CONSENT OF THE PARTIES HERETO TO THE WAIVER OF TRIAL BY JURY.

     8.9 Severability. Whenever possible, each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement is held to be prohibited by or invalid under applicable law in any jurisdiction, such provision shall be ineffective only to the extent of such prohibition or invalidity, without invalidating any other provision of this Agreement.

     8.10 Headings. Section and subsection headings in this Agreement are included for convenience of reference only and shall not constitute a part of this Agreement for any other purpose.

     8.11 Counterparts. This Agreement may be executed in any number of counterparts and by any of the parties hereto on separate counterparts, each of which, when so executed and delivered, shall be an original, but all such counterparts shall together constitute one and the same instrument.

     8.12 Indemnification.

          (a) General. (i) In addition to the Loan Parties' other obligations under this Agreement and the other Senior Subordinated Loan Documents, the Loan Parties, jointly and severally, agrees to defend, protect, indemnify and hold harmless Lender, its Assignees and Participants, and all of their respective officers, directors, shareholders, partners, employees, attorneys, consultants and agents (including, without limitation, those retained in connection with the satisfaction or attempted satisfaction of any of the conditions set forth in this Agreement) (collectively, the "Indemnitees") from and against any and all losses, damages, liabilities, obligations, penalties, fees, costs and expenses (including, without limitation, reasonable attorneys' and paralegals' fees, costs and expenses) incurred by such Indemnitees, whether prior to or from and after the date of this Agreement, whether direct, indirect or consequential, as a result of or arising from or relating to any suit, investigation, action or proceeding by any Person, either threatened or initiated, asserting a claim for any legal or equitable remedy against any Person under any law or regulation (other than suits or other actions by the Loan Parties against an Indemnitee where the Loan Parties are successful on the merits), regardless of whether the Indemnitee seeking indemnification is a party to the action or proceeding for which indemnification is sought, including, without limitation, any federal or state securities or labor laws, or under any Environmental and Safety Requirements or common law principles arising from or in connection with any of the following: (A) the Loan Parties' negotiation, preparation, execution or performance of the Senior Subordinated Loan Documents, (B) Lender's furnishing of funds to the Loan Parties under this Agreement or under the Senior Subordinated Note or (C) any matter relating to the financing transactions contemplated by this Agreement, the other Senior Subordinated Loan Documents or by any document, agreement, certificate or instrument executed or delivered in connection with the transactions contemplated hereby or thereby (including, without limitation, any transaction financed or to be financed in whole or in part, directly or indirectly, with the proceeds of the Obligations) (collectively, "Indemnified Matters"). Notwithstanding the foregoing, Indemnified Matters shall not include losses, damages, liabilities, obligations, penalties, fees, costs and expenses incurred by any Indemnitee in connection with any violations of law or governmental regulations or by reason of Lender's gross negligence, bad faith or willful misconduct (in each case, as adjudicated by a court of competent jurisdiction). To the extent that this undertaking to indemnify, pay and hold harmless set forth in this Section 8.12 may be unenforceable for any reason, the Loan Parties shall contribute the maximum portion which it is permitted to pay and satisfy under applicable law, to the payment and satisfaction of all Indemnified Matters incurred by Indemnitees.

          (b) Environmental Liabilities. Without limiting the generality of the indemnity set forth in Section 8.11(a) hereof, the Loan Parties hereby further agree to indemnify and to hold harmless Lender and all Indemnitees from and against any and all losses, liabilities, damages, obligations, penalties, injuries, costs, fees (including, without limitation, reasonable attorneys', paralegals' and expert witnesses' fees, costs and expenses), expenses and claims of any and every kind whatsoever paid, incurred or suffered by, or asserted against, Lender or any Indemnitee for, with respect to, or as a direct or indirect result of, the past, present or future events, activities or operations on, or the past, present or future condition of, any property owned, operated or otherwise used by the Loan Parties, any Environmental Affiliate, or its predecessors or successors, or any off-site hazardous, toxic or otherwise dangerous material, substance or waste treatment, storage or disposal facility associated therewith (the "Properties"), including, without limitation, the presence on or under, or the escape, seepage, leakage, spillage, discharge, emission, release, or threatened release into, onto or from the Properties of any toxic, hazardous or otherwise dangerous substance, material or waste, including, without limitation, any losses, liabilities, damages, injuries, costs, expenses or claims asserted or arising under any Environmental and Safety Requirement regardless of whether caused by, or within the control of, the Loan Parties, except to the extent that such losses, liabilities, damages, injuries, costs, expenses or claims asserted or arising under any Environmental and Safety Requirement were by reason of Lender's gross negligence, bad faith or willful misconduct (in each case, as adjudicated by a court of competent jurisdiction).

     8.13 Payment Set Aside. To the extent that the Loan Parties make a payment or payments to Lender, or Lender exercises its rights of setoff, and such payment or payments or the proceeds of such setoff or any part thereof are subsequently invalidated, declared to be fraudulent or preferential, set aside, recovered from, disgorged by or are required to be refunded, repaid or otherwise restored to the Loan Parties, a trustee, receiver or any other Person under any law (including, without limitation, any bankruptcy law, state or federal law, common law or equitable cause), then to the extent of any such restoration the obligation or part thereof originally intended to be satisfied shall be revived and continued in full force and effect as if such payment had not been made or such enforcement or setoff had not occurred.

     8.14 Interpretation. In this Agreement and each other Senior Subordinated Loan Document, unless a clear, contrary intention appears, (a) the singular number includes the plural number and vice versa; and (b) reference to any gender includes each other gender (including the neuter gender). Unless otherwise indicated herein, all section references contained herein are to Sections of this Agreement, whether or not the words "hereof", "herein", "above" or "below" or words of like import are utilized in connection with such section references. All uses of the word "including" shall be deemed to mean "including, but not limited," whether or not such qualifying words are specifically set forth.

     8.15 Reimbursement Among Loan Parties. To the extent that any Loan Party shall be required to pay a portion of the obligations created under this Agreement of any other Loan Party which shall exceed the amount of loans, advances or other extensions of credit received by any such Loan Party and all interest, costs, fees and expenses attributable to such loans, advances or other extensions of credit, then such Loan Party shall be reimbursed by the other Loan Parties for the amount of such excess pro rata, based on their respective net worths as of the date hereof. This Section 8.15 is intended only to define the relative rights of the Loan Parties among the Loan Parties and nothing set forth in this Section 8.15 is intended to or shall impair the obligations of Loan Parties, jointly and severally, to pay the obligations of the Loan Parties to Lender as and when the same shall become due and payable in accordance with the terms hereof.

     8.16 Guaranty. The effect of the joint and several obligations of Loan Parties hereunder is that each Loan Party hereby unconditionally and absolutely guarantees to Lender, irrespective of the validity, regularity or enforceability of this Agreement or to any other agreement, the full and prompt payment in full to Lender at maturity of all the obligations of the Loan Parties. The guaranty set forth in this Section 8.16 shall in all respects be continuing, absolute and unconditional and shall remain in full force and effect until the obligations of the Loan Parties have been fully repaid. The guaranty set forth in this Section
8.16 is an absolute and unconditional guaranty of payment and not of collectibility. THE GUARANTY OBLIGATION SET FORTH IN THIS SECTION 8.16 SHALL IN ALL RESPECTS BE IN FURTHERANCE, AND SHALL IN NO EVENT BE DEEMED IN LIMITATION, OF THE OBLIGATIONS OF EACH LOAN PARTY UNDER THIS AGREEMENT.

     8.17 Joint and Several Liability. Except as specifically set forth herein, the liability of each Loan Party under this Agreement and the other agreements in general shall be joint and several, and each reference herein to the Loan Parties shall be deemed to refer to each such Loan Party. In furtherance and not in limitation of Lender's rights and remedies hereunder or at law, Lender may proceed under this Agreement and the other agreements against any one or more of the Loan Parties in their absolute and sole discretion for any of the obligations of the Loan Parties or any other liability or obligation of the Loan Parties arising hereunder.

     8.18 Interrelationship Among the Loan Parties. Each Loan Party acknowledges that (a) the business operations of each Loan Party are interrelated and compliment one another, and that such entities have a common business purpose; and (b) to permit their uninterrupted and continuous operations, such entities now require the Loan Documents funds from Lender as set forth in the Senior Subordinated Loan Documents.
                            [signature page follows]

     IN WITNESS WHEREOF, the parties hereto, by their officers thereunto duly authorized, have executed this Agreement as of the day and year first above written.


                                 LENDER:

                                 WILLIAM BLAIR MEZZANINE CAPITAL FUND III, L.P.
                                 By: William Blair Mezzanine Capital
                                      Partners III, L.L.C., its general partner


                                      By: /s/ Terrance M. Shipp
                                      Name: Terrance M. Shipp, Managing Director



                                 LOAN PARTIES:

                                 CLARION TECHNOLOGIES, INC.


                                 By: /s/ David W. Selvius
                                     David W. Selvius, Chief Financial Officer



                                 CLARION PLASTICS TECHNOLOGIES, INC.


                                 By: /s/ David W. Selvius
                                     David W. Selvius, Chief Financial Officer



                                 CLARION REAL ESTATE, LLC.

                                 By:  Clarion Technologies, Inc.,
                                      Its Member


                                 By: /s/ David W. Selvius
                                     David W. Selvius, Chief Financial Officer

                                 DOUBLE "J" MOLDING, INC.


                                 By: /s/ David W. Selvius
                                     David W. Selvius, Chief Financial Officer



                                 CLARION-DRAKE ACQUISITION, INC.


                                 By: /s/ David W. Selvius
                                     David W. Selvius, Chief Financial Officer



                                 MITO PLASTICS, INC.


                                 By: /s/ David W. Selvius
                                     David W. Selvius, Chief Financial Officer



                                 WAMAR PRODUCTS, INC.


                                 By: /s/ David W. Selvius
                                     David W. Selvius, Chief Financial Officer



                                 WAMAR TOOL & MACHINE CO.


                                 By: /s/ David W. Selvius
                                     David W. Selvius, Chief Financial Officer

EXHIBIT 10.2

                                                         THIS DEBT INSTRUMENT IS
                                                                 ISSUED WITH OID

THE SECURITY REPRESENTED HEREBY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY APPLICABLE STATE SECURITIES LAWS (COLLECTIVELY, THE "SECURITIES ACTS"), AND IS NOT TRANSFERABLE, EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACTS, OR EXEMPTIONS FROM REGISTRATION THEREUNDER. Furthermore, the security represented hereby is only transferable pursuant to the provisions of Article 8 of that certain Senior Subordinated Loan Agreement of even date herewith among Clarion Technologies, Inc., its subsidiaries party thereto and William Blair Mezzanine Capital Fund III, L.P. A copy of such Article of the Senior Subordinated Loan Agreement will be furnished by the issuer to the holder hereof upon written request therefor by holder.

THIS SUBORDINATED NOTE ("NOTE") AND THE RIGHTS AND OBLIGATIONS EVIDENCED HEREBY ARE SUBORDINATE IN THE MANNER AND TO THE EXTENT SET FORTH IN THAT CERTAIN SUBORDINATION AGREEMENT DATED AS OF JULY 21 , 2000 (AS AMENDED, MODIFIED OR RESTATED, THE "INTERCREDITOR AGREEMENT") AMONG CLARION TECHNOLOGIES, INC., A DELAWARE CORPORATION ("COMPANY"), CERTAIN SUBSIDIARIES OF THE COMPANY (TOGETHER WITH THE COMPANY, THE "LOAN PARTIES"), WILLIAM BLAIR MEZZANINE CAPITAL FUND III, L.P. AND LASALLE BANK NATIONAL ASSOCIATION ("AGENT"), TO THE INDEBTEDNESS (INCLUDING INTEREST) OWED BY THE LOAN PARTIES TO THE HOLDERS OF ALL OF THE NOTES ISSUED PURSUANT TO, AND THE OTHER LENDER PARTIES UNDER, THAT CERTAIN CREDIT AGREEMENT DATED AS OF FEBRUARY 29, 2000, AS AMENDED, AMONG THE LOAN PARTIES, AGENT AND THE BANKS AND OTHER LENDERS THEREUNDER, AS SUCH CREDIT AGREEMENT MAY BE AMENDED, MODIFIED OR SUPPLEMENTED FROM TIME TO TIME; AND EACH HOLDER OF THIS NOTE, BY ITS ACCEPTANCE HEREOF, SHALL BE BOUND BY THE PROVISIONS OF THE INTERCREDITOR AGREEMENT.

                           CLARION TECHNOLOGIES, INC.

                            SENIOR SUBORDINATED NOTE

$30,000,000                                                        July 21, 2000
                                                               Chicago, Illinois

     FOR VALUE RECEIVED, the undersigned, CLARION TECHNOLOGIES, INC., a Delaware corporation (the "Company"), and the subsidiaries of the Company signatory hereto (together with their successors and assigns, the "Loan Parties"), jointly and severally, hereby promise to pay to the order of WILLIAM BLAIR MEZZANINE CAPITAL FUND III, L.P. ("Lender"), the principal sum of Thirty Million Dollars ($30,000,000), together with interest thereon, which shall be due and payable as provided herein.

     This promissory note is the "Senior Subordinated Note" referred to in, and Lender is entitled to the benefits of, that certain Senior Subordinated Loan Agreement of even date herewith (the "Loan Agreement") between the Loan Parties and Lender. The terms and provisions of the Loan Agreement are deemed incorporated herein by this reference and this Senior Subordinated Note shall be subject in all respects to the terms and provisions of the Loan Agreement, as the same may be hereafter amended from time to time. Unless otherwise defined herein, all capitalized terms used herein shall have the meanings set forth in the Loan Agreement.

     1. Payment of Interest.

          (a) So long as no Event of Default has occurred and is continuing, interest shall accrue from the date hereof on the unpaid principal amount of this Senior Subordinated Note from time to time outstanding until paid, computed on the basis of a 360-day year for the actual number of days elapsed, initially at a fixed annual rate of 12.00% and, from and after the date of completion of the Minimum Equity Contribution, at a fixed annual rate of 11.50%.

          (b) Interest shall be due and payable quarterly in arrears on each Quarterly Payment Date commencing on September 30, 2000. In addition, all accrued and unpaid interest shall be paid upon the payment in full of the outstanding principal amount of this Senior Subordinated Note and, if payment in full is not made when due, thereafter on demand.

     2. Additional Interest. After the occurrence and during the continuance of any Event of Default, the Obligations shall bear interest from the date of the occurrence of such Event of Default, payable on demand, at a fixed annual rate which exceeds the then applicable fixed annual rate under Section 1(a) hereof by three percent (3%) per annum.

     3.  Payment  of  Principal.   The   aggregate   principal  of  this  Senior
Subordinated Note shall be paid in full on June 30, 2007, subject to the provisions of the Loan Agreement concerning mandatory and optional prepayments.

     4. Payment Instructions. All payments of principal, interest, and any other amounts due and payable hereunder shall be made prior to 12:00 p.m., Chicago, Illinois, time, on the due date, by wire transfer of immediately available funds to Lender's account as specified in Schedule 2.5 to the Loan Agreement (or at any other payment office in the United States previously designated to the Loan Parties by Lender in writing), in lawful money of the United States of America.

     5. Events of Default; Acceleration of Payments. Under certain circumstances described in Article 7 of the Loan Agreement, the occurrence of an Event of Default may result in the acceleration of any and all Obligations of the Loan Parties hereunder and the same may thereupon become immediately due and payable.

     6. Miscellaneous.

          (a) Pursuant to 26 C.F.R. ss.1.1275-3, the Company states that its President or Chief Executive Officer, as representative of the Loan Parties, located at 235 Central Avenue, Holland, MI 49423, will make available on request to the holder of this debt instrument, the following information: issue price, amount of original issue discount, issue date and yield to maturity.

          (b) Except as otherwise expressly provided in the Loan Agreement, the Loan Parties whether as makers, endorsers or otherwise, severally waive presentment, demand, notice, protest and all other demands and notices in connection with the delivery, acceptance, performance, default or enforcement of this Senior Subordinated Note.

          (c) The Loan Parties agree, jointly and severally, to pay all reasonable costs and expenses, including, without limitation, reasonable attorneys' fees and expenses, expended or incurred by Lender in connection with the enforcement of this Senior Subordinated Note, the collection of any sums due hereunder, any actions for declaratory relief in any way related to this Senior Subordinated Note or the protection or preservation of any rights of Lender hereunder.

          (d) Any and all notices, elections, demands, requests and responses thereto permitted or required to be given by or under this Senior Subordinated Note shall be given as provided in Section 8.6 of the Loan Agreement.

          (e) This Senior Subordinated Note shall be deemed to be a contract under the laws of the State of Illinois and for all purposes shall be governed by and construed and enforced in accordance with the laws of the State of Illinois, without giving effect to any choice of law or conflict of law provision or rule (whether of the State of Illinois or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of Illinois.

          (f) The liability of each Loan Party under this Note in general shall be joint and several, and each reference herein to the Loan Parties shall be deemed to refer to each such Loan Party. In furtherance and not in limitation of Lender's rights and remedies hereunder or at law, Lender may proceed under this Note against any one or more of the Loan Parties in its absolute and sole discretion for any Loan Parties' obligations under the Loan Agreement or any other liability or obligation of the Loan Parties arising hereunder.

          (g) The covenants of the Loan Parties set forth herein shall be binding upon the Loan Parties and its successors and assigns and shall inure to the benefit of Lender and its successors and assigns.

                                     * * * *

     IN WITNESS WHEREOF, the undersigned have duly executed this Senior Subordinated Note as of the date first written above.


                                 CLARION TECHNOLOGIES, INC.


                                 By: /s/ David W. Selvius
                                     David W. Selvius, Chief Financial Officer



                                 CLARION PLASTICS TECHNOLOGIES, INC.


                                 By: /s/ David W. Selvius
                                     David W. Selvius, Chief Financial Officer



                                 CLARION REAL ESTATE, LLC


                                 By:  Clarion Technologies, Inc., its Member


                                 By: /s/ David W. Selvius
                                     David W. Selvius, Chief Financial Officer



                                 DOUBLE "J" MOLDING, INC.


                                 By: /s/ David W. Selvius
                                     David W. Selvius, Chief Financial Officer


                                 CLARION-DRAKE ACQUISITION, INC.


                                 By:  /s/ David W. Selvius
                                      David W. Selvius, Chief Financial Officer

                                 MITO PLASTICS, INC.


                                 By:  /s/ David W. Selvius
                                      David W. Selvius, Chief Financial Officer


                                 WAMAR PRODUCTS, INC.


                                 By:  /s/ David W. Selvius
                                      David W. Selvius, Chief Financial Officer



                                 WAMAR TOOL & MACHINE CO.


                                 By:  /s/ David W. Selvius
                                      David W. Selvius, Chief Financial Officer

EXHIBIT 10.3

THIS WARRANT AND THE COMMON STOCK ISSUABLE UPON EXERCISE HEREOF HAVE NOT BEEN REGISTERED OR QUALIFIED FOR SALE UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAW AND MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR QUALIFICATION OR AN EXEMPTION THEREFROM UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND ANY SUCH APPLICABLE STATE LAWS.

No. 001

                               WARRANT TO PURCHASE
                                    SHARES OF
                                  COMMON STOCK
                                       OF
                           CLARION TECHNOLOGIES, INC.

     THIS IS TO CERTIFY that, for value received, WILLIAM BLAIR MEZZANINE CAPITAL FUND III, L.P., a Delaware limited partnership ("WBMCF"), or its registered assigns, is entitled to purchase from CLARION TECHNOLOGIES, INC., a Delaware corporation (together with any successor thereto, the "Company"), at any time on or before July 21, 2010 (the "Expiration Date"), Two Million Eight Hundred Forty-Seven Thousand Seven Hundred Ninety-Seven (2,847,797) shares of Common Stock, par value of $0.001 per share, of the Company (the "Common Stock"), described in Section 1 of this Warrant, at a price of $0.0001 per share (the "Exercise Price"), subject to adjustment as hereinafter set forth, and to exercise the other rights, powers and privileges hereinafter provided, all on the terms and subject to the conditions and hereinafter set forth.

     This Warrant has been issued by the Company pursuant to that certain Senior Subordinated Loan Agreement of even date herewith among the Company, its subsidiaries made a party thereto and WBMCF (as same may be amended, supplemented, restated or otherwise modified from time to time, in compliance with the terms thereof, the "Loan Agreement") in consideration of the loan to the Company and its subsidiaries by WBMCF provided for in such Loan Agreement.

     Capitalized terms used herein without definition shall have the meanings set forth in Section 13 hereof, or if not therein defined, as ascribed to them in the Loan Agreement. If the Loan Agreement is terminated prior to the termination of this Warrant, such terms shall have the definitions given to them in the Loan Agreement as in effect immediately prior to its termination. The Company and Holder agree that the value of this Warrant on the date of issue is the lesser of Two Dollars and Sixty-Two Cents ($2.62) per Warrant Share or that amount per Warrant Share determined by a nationally recognized investment banking firm or other firm providing similar valuation services (a "Valuation Firm") mutually acceptable to WBMCF and the Company within the thirty (30) day period following the date hereof consistent with the terms of Section 2.8 of the Loan Agreement.

     1. Exercise of Warrant.

          (a) Subject to the terms and conditions set forth herein, Holder shall have the right, at its option, to exercise this Warrant in whole or, if in part, in increments of at least 300,000 shares of Common Stock (as adjusted for any stock splits, subdivisions, or similar events), at any time and from time to time during the period commencing on the date hereof and ending on the Expiration Date. To exercise this Warrant, Holder shall deliver to the Company (i) a Notice of Exercise in the form attached hereto duly completed and executed, (ii) an amount equal to the Exercise Price or, in the case of a partial exercise of this Warrant, the portion thereof payable upon such exercise, and (iii) this Warrant. At the option of Holder, payment of the Exercise Price shall be made: (A) by wire transfer of funds to an account in a bank located in the United States designated by the Company for such purpose, (B) by certified or official bank check payable to the order of the Company, (C) by deduction from the number of shares of Common Stock otherwise to be delivered upon exercise of the Warrant that number of shares of Common Stock which has an aggregate Fair Market Value equal to the aggregate Exercise Price for all shares of Common Stock to be purchased, or (D) by any combination of the foregoing methods.

          (b) Upon receipt of the required deliveries, the Company shall, as promptly as practicable, cause to be issued and delivered to Holder or, subject to Section 11 hereof, the Person designated in the Notice of Exercise, a certificate or certificates representing shares of Common Stock equal in the aggregate to the number of shares of Common Stock specified in the Notice of Exercise (less any shares of Common Stock in payment of a cashless exercise pursuant to Section 1(a)(C) above). The Company shall pay all reasonable expenses and other charges payable in connection with the preparation, execution and delivery of stock certificates pursuant to this
     Section 1.

     2. Reservation. The Company shall at all times prior to the Expiration Date reserve and keep available, solely for issuance and delivery upon the exercise of this Warrant, a number of authorized shares of Common Stock equal to the number of shares issuable upon exercise of this Warrant and no such shares shall at any time have a par value which is in excess of the then effective Exercise Price.

     3. Adjustments. The Exercise Price and the number of shares of Common Stock issuable upon the exercise of this Warrant shall be subject to adjustment as hereafter set forth:

          (a) In the event that at any time the Company shall: (i) make any dividend or other distribution with respect to its Common Stock in shares of its Common Stock, or (ii) subdivide its outstanding shares of Common Stock into a larger number of shares of Common Stock, or (iii) combine its outstanding shares of Common Stock into a smaller number of shares of Common Stock, then the Exercise Price shall be adjusted to that price determined by multiplying the Exercise Price in effect immediately prior to such event by a fraction (A) the numerator of which shall be the total number of shares of Common Stock immediately prior to such event, and (B) the denominator of which shall be the total number of shares of Common Stock of the Company immediately after such event.

          (b) In the event that at any time the Company shall issue or sell any shares of Common Stock (except shares of Common Stock issued upon exercise of this Warrant) for a consideration per share less than the Fair Market Value thereof, then upon each such issuance the Exercise Price shall be adjusted to that price determined by multiplying the Exercise Price in effect immediately prior to the time of such issue or sale by a fraction
     (A) the numerator of which shall be the number of shares of Common Stock immediately prior to such issuance or sale plus the number of shares of Common Stock which the aggregate consideration for the total number of such additional shares of Common Stock so issued or sold would purchase at the Fair Market Value thereof on the date of such issuance or sale, and (B) the denominator of which shall be the number of shares of Common Stock immediately prior to such issuance or sale plus the number of such additional shares of Common Stock so issued or sold. The provisions of this subsection (b) shall not apply to any additional shares of Common

     Stock which are distributed to holders of Common Stock as a stock dividend or subdivision for which an adjustment is provided for under subsection (a) of this Section 3.

          (c) In the event any shares of Common Stock shall be issued or sold for cash, the consideration received by the Company therefor shall be deemed to be the amount of the cash received by the Company therefor or, if such shares of Common Stock are offered by the Company for subscription, the subscription price or, if such shares of Common Stock are sold to underwriters or dealers for public offering without a subscription offer, the initial public offering price, in each case excluding any amount paid or receivable for accrued interest or accrued dividends and without deduction of any compensation, discounts or expenses paid or incurred by the Company in connection with such issuance or sale.

          (d) In the event any shares of Common Stock shall be issued or sold for a consideration other than cash, the amount of such consideration shall be deemed to be the fair value of such consideration at the time of such issuance as determined by the Board of Directors of the Company in the good faith exercise of their business judgment.

          (e) Upon any  adjustment  of the  Exercise  Price as  provided in this
     Section 3, the holder hereof shall thereafter be entitled to purchase, at the Exercise Price resulting from such adjustment, the number of shares of Common Stock obtained by multiplying the Exercise Price in effect immediately prior to such adjustment by the number of shares of Common Stock purchasable hereunder immediately prior to such adjustment and dividing the product thereof by the Exercise Price resulting from such adjustment.

          (f) Whenever the Exercise Price or the number of shares of Common Stock issuable upon exercise of this Warrant is adjusted pursuant to this
     Section 3, the Company shall promptly deliver a notice to the holder of this Warrant setting forth, in reasonable detail, the event requiring the adjustment, the amount of the adjustment and the method by which such adjustment was calculated.

          (g) Notwithstanding anything herein to the contrary, an adjustment as provided in Section 3(b) above shall not be made if the Company issues securities (i) to employees, officers or directors of the Company to the extent approved by the Board, (ii) as payment of all or any part of the purchase price of any business or assets thereof acquired by the Company or any of its Subsidiaries, (iii) to any lender in connection with the incurrence of Indebtedness by the Company or any of its Subsidiaries, (iv) upon the exercise of any option or other right described in any of clauses
     (i) through (iii), (v) upon exercise of options, warrants or other agreements or rights to purchase capital stock of the Company entered into prior to the date hereof and set forth on Schedule 4.3 to the Loan Agreement, or (vi) by means of bona fide public offerings or private placements pursuant to Section 4(2) of the Securities Act, Rule 144A, Regulation D or Regulation S thereunder of any security trading on any national securities exchange or in the over-the-counter market, or of a security directly or indirectly convertible or exchangeable for any such security, involving at least one investment bank of national reputation.

     4. Mergers, Consolidations, Etc. In the case of any consolidation or merger of the Company with another entity or any reorganization or reclassification of the Common Stock or other equity securities of the Company, then, as a condition of such consolidation, merger, reorganization or reclassification, lawful and adequate provision shall be made whereby Holder shall thereafter have the right to receive upon the basis and upon the terms and conditions specified herein and in lieu of the shares of Common Stock immediately theretofore purchasable hereunder, such shares of stock, securities or assets as may be (by virtue of such consolidation, merger, reorganization or reclassification) issued or payable with respect to or in exchange for a number of outstanding shares of Common Stock equal to the number of shares of Common Stock immediately theretofore so purchasable hereunder had such consolidation, merger, reorganization or reclassification not taken place, and in any such case appropriate provisions shall be made with respect to the rights and interests of Holder to the end that the provisions hereof shall thereafter be applicable, as nearly as may be, in relation to any shares of stock, securities or assets thereafter deliverable upon exercise of this Warrant. The Company shall not effect any such consolidation or merger, unless prior to or simultaneously with the consummation thereof, the successor entity (if other than the Company) resulting from such consolidation or merger shall assume by written instrument executed and delivered to Holder, the obligation to deliver to Holder such shares of stock, securities or assets as, in accordance with the foregoing provisions, Holder may be entitled to receive.

     5.  Dividends;  Redemption.  If the Board of Directors of the Company shall
(a) declare any dividend or other distribution on the shares of the Common Stock, except by way of a stock dividend payable on all of the Common Stock, or
(b) authorize the redemption or repurchase of any shares of the Common Stock, the Company shall deliver notice thereof to Holder not less than twenty (20) days prior to the record date fixed for determining shareholders entitled to participate in such dividend, distribution, redemption or repurchase, and Holder shall have the right to participate in such dividend, distribution, redemption or repurchase to the same extent Holder would have participated if it had previously fully exercised this Warrant prior to such record date. The provisions of this Section 5 shall not apply to distributions made in connection with transactions covered by Section 3.

     6. Preemptive Rights. From time to time after the date hereof, the Company may issue additional shares of its capital stock (including Common Stock) or warrants or options exercisable, or securities convertible, into such capital stock (collectively, "Additional Stock"). Subject to the last Section of this
Section 6, if the Company proposes to issue Additional Stock to any Person, Holder shall have the right, on or before the Expiration Date, to purchase up to such number of shares of the Additional Stock that bears the same ratio to the total number of shares of such Additional Stock as the number of shares of Common Stock then owned by Holder (as determined on a Fully-Diluted Basis) bears to the aggregate number of shares of Common Stock (as determined on a Fully-Diluted Basis), upon the same price and terms of the Additional Stock proposed to be issued. The Company shall give written notice to Holder at least twenty (20) days prior to the issuance of such Additional Stock specifying in reasonable detail the reason for the proposed issuance, the terms thereof and the identity of the proposed purchaser, if any. If Holder intends to purchase a portion of the Additional Stock, such Holder shall (within fifteen (15) days following such written notice from the Company) deliver written notice of such intention to the Company. The failure of Holder to give such a notice within such time period of its intention to purchase Additional Stock shall be deemed to be a waiver of Holder's right to purchase such Additional Stock. The closing of the purchase of such Additional Stock shall be held at such time and place as the Company shall determine, but in any event not later than fifteen (15) days following the last date in which Holder shall have given notice of its intention to exercise its rights under this Section 6. Notwithstanding the foregoing, Holder shall not have any such right to purchase Additional Stock if such Additional Stock is to be issued (i) to employees, officers or directors of the Company to the extent approved by the Board, (ii) as payment of all or any part of the purchase price or merger consideration of any business or assets thereof acquired by the Company or any of its Subsidiaries, (iii) to any lender in connection with the incurrence of Indebtedness by the Company or any of its Subsidiaries, or (iv) upon the exercise of any option or other right described in any of clauses (i) through (iii).

     7. Dissolution or Liquidation. In the event of (a) any proposed distribution of the assets of the Company in dissolution or liquidation, (b) a Change of Control, or (c) a Sale, the Company shall mail notice thereof to Holder upon the earlier of (x) thirty (30) days prior to the consummation or completion of, and, as applicable, (y) the date of execution of a definitive agreement providing for, any of the events described in (a), (b) and (c), and shall make no dividend or distribution to shareholders until the expiration of thirty (30) days from the date of mailing of such notice.

     8. Fully Paid Stock; Taxes. The Company covenants that the shares of capital stock represented by each and every certificate for the Common Stock to be delivered on the exercise of the purchase rights herein shall, at the time of such delivery, be duly authorized, validly issued and outstanding and fully paid and nonassessable. The Company further covenants that it shall pay all expenses in connection with the Issued Warrant Shares and the Issuable Warrant Shares. The Company will pay all documentary stamp taxes attributable to the initial issuance of the Warrant and of the Issued Warrant Shares upon the exercise of the Warrant; provided, however, that the Company shall not be required to pay any tax or other governmental charge which may be payable in respect of any transfer or exchange of any Warrant certificates or any certificates for Warrant Shares in a name other than the registered holder of a Warrant certificate surrendered upon the exercise of a Warrant. In any such case, no transfer or exchange shall be made unless or until the person or persons requesting issuance thereof shall have paid to the Company the amount of such tax or other governmental charge or shall have established to the satisfaction of the Company that such tax or other governmental charge has been paid or an exemption is available therefrom.

     9. Registration Rights Agreement. This Warrant and the Warrant Shares are subject to, and entitled to the benefits, rights and options set forth in, the Registration Rights Agreement.

     10. Partial Exercise and Assignment. If this Warrant is exercised in part only, Holder shall be entitled to receive a new Warrant, registered in the name of Holder or its designee evidencing the right to purchase the aggregate amount of Issuable Warrant Shares for which this Warrant was not exercised. Subject to
Section 11 of this Warrant, this Warrant may be assigned, in whole or in part, by surrender of this Warrant to the Company with the assignment or partial assignment, as the case may be, attached to this Warrant duly executed. If this Warrant is partially assigned, a new Warrant shall be issued to Holder, registered in the name of Holder or its designee, evidencing the right to purchase the aggregate amount of Issuable Warrant Shares for which this Warrant was not so assigned. The assignee shall receive a new Warrant, registered in the name of such assignee or its designee and evidencing the right to purchase the aggregate number of Issuable Warrant Shares for which this Warrant was so assigned.

     11. Restrictions on Transferability.

          (a) Neither this Warrant nor the Issued Warrant Shares shall be transferable except upon satisfaction of the conditions specified in this
     Section 11 (which conditions are intended to ensure compliance with the provisions of the Securities Act of 1933, as amended, and any applicable state securities laws). All transfers of this Warrant or the Issuable Warrant Shares shall comply with these conditions as if the proposed transfer were a transfer of the respective Issuable Warrant Shares.

          (b) Each Warrant shall bear on the face thereof a legend substantially in the form of the notice endorsed on the first page of this Warrant. Each certificate representing Issued Warrant Shares initially issued upon the exercise of any Warrant and each certificate issued to a subsequent transferee of such certificate shall bear all legends and be subject to the conditions set forth in this Warrant.

     12. Certain Covenants.

          (a) Requisite Approvals. The Company shall use its best efforts to obtain all necessary or desirable approvals for the performance by the Company of this Agreement (including without limitation the adjustments set forth in Section 3) from whatsoever source required, including, but not limited to (i) at the request of Holder, the Company's shareholders at the next meeting thereof, whether annual or special, as called in the Company's discretion or otherwise in accordance with the Company's bylaws, (ii) any governmental authority or regulatory body of the United States or of any state required in connection with the lawful issuance of the Warrant Shares.

          (b) Access to Records. Each Loan Party shall use its best efforts to make available all such records, including, without limitation, stock ledgers, necessary for Holder to calculate the adjustments contemplated in
     Section 3 hereof.

          (c) Board of Directors. As long as WBMCF and its direct transferees collectively own an interest of fifty percent (50%) or more in either this Warrant or the Issued Warrant Shares, the Company shall, unless otherwise directed in writing by WBMCF, use its best efforts to ensure the recommendation to the Shareholders of a representative designated by WBMCF for election to the Board of Directors of the Company. Upon election to the Board of Directors of the Company, the WBMCF representative shall be entitled to all benefits accorded such position, including, without limitation, indemnification, reimbursement and compensation in the same manner and form accorded to other Directors of the Company from time to time. If such representative is not appointed (and until such time as such representative is appointed) to the Board of Directors, the Company shall permit a representative designated by WBMCF from time to time to attend the meetings of the Board of Directors (or any committee thereof) as a non-voting observer of such meeting. The right granted pursuant to the immediately preceding sentence shall include the right to participate in meetings but shall not limit the ability of the Board of Directors to take action without a meeting to the extent permitted under the Delaware General Corporation Law. Such observer shall be entitled to receive all written materials and other information (including all materials distributed to the Board of Directors and copies of meeting minutes) given to directors at the same time such materials and information are given to the directors. The Company shall pay all costs as are reasonably incurred by such observer in connection with attendance of such observer of any meeting of the Board of Directors in a manner consistent with the Company's policy then in effect with respect to reimbursement of members of the Board of Directors.

     13. Definitions.

     In addition to the terms defined elsewhere in this Warrant, the following terms shall have the meanings set forth below:

     "Exercise Date" shall mean the date on which this Warrant is exercised.

     "Fair Market Value" per share of Common Stock shall mean, at any date of determination thereof:

          (a) if shares of Common Stock are listed or admitted to trading on any national securities exchange or traded on any national market system, the average of the daily closing prices for the thirty (30) trading days immediately preceding such date, excluding any trades which are not bona fide, arms' length transactions. The closing price for each day shall be the last sale price on such date or, if no such sale takes place on such date, the average of the closing bid and asked prices on such date, in each case as officially reported on the principal national securities exchange or national market system on which shares of Common Stock are then listed, admitted to trading or traded;

          (b) if shares of Common Stock are not listed or admitted to trading on any national securities exchange or traded on any national market system, the average of the reported closing bid and asked prices thereof on such date in the over-the-counter market as shown by the National Association of Securities Dealers automated quotation system or, if shares of Common Stock are not then quoted in such system, as published by the National Quotation Bureau, Incorporated or any similar successor organization; or

          (c) if shares of Common Stock are not listed or admitted to trading on any national exchange or traded on any national market system and if no closing bid and asked prices are then quoted or published in the over-the-counter market, the price as determined in good faith by the agreement of Holder and the Board of Directors of the Company; provided, however, that if Holder and the Board of Directors of the Company cannot agree on a price within fifteen (15) days after (as applicable) issuance of for which the Fair Market Value is being determined pursuant to Sections 3(b) or 3(d), Holder and the Board of Directors of the Company shall jointly retain a Valuation Firm experienced in the appraisal of companies which are engaged in the business of the Company and which is not an Affiliate of the Company or any shareholder thereof within seven (7) days after the expiration of such fifteen (15) day period. If the Company and Holder are unable to agree on the selection of a Valuation Firm within such seven (7) day period, the Company and Holder, within seven (7) days after expiration of such seven (7) day period, shall each select a Valuation Firm and the two Valuation Firms so selected shall jointly select a third Valuation Firm which shall make the determination of the Fair Market Value of the Common Stock. The Valuation Firm selected in accordance with the foregoing procedure shall be instructed to determine such value within fifteen (15) days after selection and any such determination shall be final and binding upon the parties. The fees and expenses for such determination made by any Valuation Firm shall be borne by the Company.

Fair Market  Value of a share of Common Stock shall be  determined  under clause
(c) by dividing the fair market value of the Company by the number of shares of Common Stock outstanding as of the date of determination, determined on a Fully-Diluted Basis. In such determination of Fair Market Value, the following specific principles shall be applied by the Valuation Firm:

               (i) the Valuation Firm shall assume that all of the assets and properties of the Company are sold as a going concern, on an orderly basis (and not on a liquidation basis), at their fair market values based on an enterprise value as of the Valuation Date;

               (ii) the Valuation Firm shall assume that all indebtedness of the Company is prepaid in full as of the Valuation Date (and, in doing so, disregard the amount of any prepayment penalties, yield enhancement premiums or the like) and that the Company has paid the holders of preferred stock or similar securities, if any, amounts payable thereon, the aggregate amount of which shall be taken into account in arriving at the Fair Market Value; and

               (iii) the Valuation Firm shall assume that the remaining proceeds of such a sale are distributed pro rata on a Fully-Diluted Basis to the shareholders of the Company.

     "Fully-Diluted Basis" shall mean that number of shares of Common Stock which would be outstanding, as of the date of computation, if (i) this Warrant,
(ii) all other warrants, options or other rights to subscribe for, purchase or otherwise acquire Common Stock or (iii) securities (including debt securities) convertible or exchangeable for Common Stock, including the Preferred Stock, had been converted or fully exercised.

     "Holder" shall mean WBMCF or such other Person in whose name this Warrant is registered on the books of the Company maintained for such purpose.

     "Issuable Warrant Shares" shall mean the number of shares of Common Stock issuable from time to time upon exercise of this Warrant.

     "Issued Warrant Shares" shall mean the cumulative total of the shares of Common Stock issued from time to time as a result of all prior exercises of this Warrant.

     "Person"  shall mean any  individual,  sole  proprietor-ship,  partnership,
limited  liability   company,   joint  venture,   unincorporated   organization,
association, corporation, trust, institu-tion, entity or government.

     "Public Offering" shall mean any offering by the Company of its capital stock or equity securities to the public pursuant to an effective registration statement under the Securities Act of 1933 as then in effect, or any comparable statement under any similar federal statute then in force.

     "Registration Rights Agreement" shall mean that certain Registration Rights Agreement, of even date herewith by and between the Company and WBMCF, as amended, supplemented, restated or otherwise modified from time to time, in compliance with the terms thereto.

     "Securities Act" shall mean the Securities Act of 1933, as amended, or any successor federal statute, and the rules and regulations of the Securities and Exchange Commission promulgated thereunder, all as in effect from time to time.

     "Warrant" means this Warrant and all warrants hereafter issued in exchange or substitution for this Warrant.

     "Warrant Shares" shall mean the Issued Warrant Shares and the Issuable Warrant Shares.

     14. Replacement Warrants. If this Warrant shall be mutilated, lost, stolen or destroyed, the Company may issue a new Warrant of like date, tenor and denomination and deliver the same in exchange and substitution for and upon surrender and cancellation of the mutilated Warrant, or in lieu of the Warrant lost, stolen or destroyed, upon receipt of evidence satisfactory to the Company of the loss, theft or destruction of such Warrant.

     15. Warrant Holder Not a Shareholder. This Warrant does not confer upon Holder any right to vote or to consent or to receive notice as a shareholder of the Company, as such, in respect of any matters whatsoever, or any other rights or liabilities as a shareholder, prior to the exercise hereof as hereinbefore provided.

     16. Notices. Except as otherwise expressly provided herein, all notices referred to in this Warrant shall be in writing and shall be delivered pursuant to the notice provisions of the Loan Agreement.

     17. Severability. Whenever possible, each provision of this Warrant shall be interpreted in such manner as to be effective under applicable law, but if any provision of this Warrant is held to be prohibited by or invalid under applicable law in any jurisdiction, such provision shall be ineffective only to the extent of such prohibition or invalidity, without invalidating any other provision of this Agreement.

     18. Survival. Notwithstanding anything to the contrary contained herein, the provisions of Sections 6 and 12 hereof shall survive the exercise of this Warrant in full by Holder and shall continue to be in full force and effect and inure to the benefit of the shareholders owning the Issued Warrant Shares until such time as there are no longer outstanding any Issued Warrant Shares.

     19. Captions: Governing Law. The descriptive headings of the various sections of this Warrant are for convenience only and shall not affect the meaning or construction of the provisions hereof. All questions concerning the construction, validity, enforcement and interpretation of this Warrant shall be governed by the internal law of the State of Illinois without giving effect to any choice of law or conflict of law provision or rule.

     20. Action by Holder. Unless otherwise expressly provided for herein, any action entitled to be taken by Holder owning the Issued Warrant Shares shall require the consent of the holders of at least a majority of the shares of Common Stock issued or issuable to holders of Company Warrants at the time such action is taken.

                            [SIGNATURE PAGE FOLLOWS]

     IN WITNESS WHEREOF, the Company has caused this Warrant to be signed by a duly authorized officer and to be dated this 21st day of July, 2000.

                                   CLARION TECHNOLOGIES, INC.


                                   By: /s/ David W. Selvius
                                       David W. Selvius, Chief Financial Officer

     IN WITNESS WHEREOF, the parties hereto, by their officers thereunto duly authorized, have executed this Agreement as of the day and year first above written.


                                 LENDER:

                                 WILLIAM BLAIR MEZZANINE CAPITAL FUND III, L.P.
                                 By: William Blair Mezzanine Capital
                                      Partners III, L.L.C., its general partner


                                      By: /s/ Terrance M. Shipp
                                      Name: Terrance M. Shipp, Managing Director



                                 LOAN PARTIES:

                                 CLARION TECHNOLOGIES, INC.


                                 By: /s/ David W. Selvius
                                     David W. Selvius, Chief Financial Officer



                                 CLARION PLASTICS TECHNOLOGIES, INC.


                                 By: /s/ David W. Selvius
                                     David W. Selvius, Chief Financial Officer



                                 CLARION REAL ESTATE, LLC.

                                 By:  Clarion Technologies, Inc.,
                                      Its Member


                                 By: /s/ David W. Selvius
                                     David W. Selvius, Chief Financial Officer

                                 DOUBLE "J" MOLDING, INC.


                                 By: /s/ David W. Selvius
                                     David W. Selvius, Chief Financial Officer



                                 CLARION-DRAKE ACQUISITION, INC.


                                 By: /s/ David W. Selvius
                                     David W. Selvius, Chief Financial Officer



                                 MITO PLASTICS, INC.


                                 By: /s/ David W. Selvius
                                     David W. Selvius, Chief Financial Officer



                                 WAMAR PRODUCTS, INC.


                                 By: /s/ David W. Selvius
                                     David W. Selvius, Chief Financial Officer



                                 WAMAR TOOL & MACHINE CO.


                                 By: /s/ David W. Selvius
                                     David W. Selvius, Chief Financial Officer

                                    EXERCISE


CLARION TECHNOLOGIES, INC.

     The  undersigned,   __________________________________,   pursuant  to  the
provisions of the within Warrant, hereby elects to purchase _____________ shares of Common Stock of Clarion Technologies, Inc. covered by the Warrant described herein.


Dated: ___________________

                                      Signature: _____________________________

                                      Address: _______________________________
                                               _______________________________
                                               _______________________________

                                   ASSIGNMENT

     FOR  VALUE  RECEIVED   ____________________________________  hereby  sells,
assigns  and  transfers  unto  ____________________________________  the Warrant described herein and all rights evidenced thereby and does irrevocably constitute and appoint _____________________, attorney, to transfer such Warrant on the books of the within named corporation.

Dated: ___________________

                                      Signature: _____________________________

                                      Address: _______________________________
                                               _______________________________
                                               _______________________________

                               PARTIAL ASSIGNMENT

     FOR  VALUE  RECEIVED   ____________________________________  hereby  sells,
assigns and transfers unto ____________________________________ that portion of the Warrant described herein and the rights evidenced thereby which will on the date hereof entitle the holder to purchase ________ shares of Common Stock of Clarion Technologies, Inc., a Delaware corporation, and irrevocably constitutes and appoints ___________________________________, attorney, to transfer that part of such Warrant on the books of the within named corporation.

Dated: ______________________

                                       Signature: ____________________________

                                       Address: ______________________________
                                                ______________________________
                                                ______________________________

EXHIBIT 10.4


                          REGISTRATION RIGHTS AGREEMENT

     This REGISTRATION RIGHTS AGREEMENT ("Agreement") is made as of July 21st, 2000 by and between CLARION TECHNOLOGIES, INC., a Delaware corporation (the "Company"), and WILLIAM BLAIR MEZZANINE CAPITAL FUND III, L.P., a Delaware limited partnership ("WBMCF").

                                 R E C I T A L S

     A. This Agreement has been entered into by the Company pursuant to that certain Senior Subordinated Loan Agreement of even date herewith among the Company, its subsidiaries made a party thereto and WBMCF (as same may be amended, supplemented, restated or otherwise modified from time to time in compliance with the terms thereof, the "Loan Agreement"). In connection with the Loan Agreement, the Company has agreed, upon the terms and subject to the conditions contained therein, to issue and sell to WBMCF a warrant (the
"Warrant") entitling the holder thereof to purchase the number of shares (the "Warrant Shares") of common stock, $0.001 par value, of the Company (the "Common Stock"), as set forth therein. The Warrant and the Warrant Shares are collectively referred to herein as the "Securities".

     B. To induce WBMCF to execute and deliver the Loan Agreement, the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, or any similar successor statute (collectively, the "Securities Act"), and applicable state securities laws.

                               A G R E E M E N T S

     NOW THEREFORE, in consideration of the premises and the mutual covenants contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

                                    ARTICLE I

                                   DEFINITIONS

     1.1 Definitions. As used in this Agreement, the following terms shall have the following meanings:

          (a) The term "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended.

          (b) The term "Holder" means WBMCF and any transferees or assignees who agree to become bound by the provisions of this Agreement in accordance with Article IX hereof.

          (c) The terms "register," "registered," and "registration" refer to a registration effected by preparing and filing a Registration Statement or Statements in compliance with the Securities Act and the declaration or ordering of effectiveness of such Registration Statement by the SEC.

          (d) The term "Registrable Securities" means the Warrant Shares issued or issuable with respect to the Warrant (without regard to any limitations on conversion or exercise) and any shares of capital stock or other securities issued or issuable, from time to time (with any adjustments), on or in exchange for or otherwise with respect to the Common Stock or any other Registrable Securities.

          (e) The term "Registration Statement" means a registration statement of the Company under the Securities Act pursuant to the provisions of this Agreement.

          (f) The term "SEC" means the Securities and Exchange Commission.

          (g) The term "Selling Holder" shall mean a Holder selling Registrable Securities in accordance with the terms of this Agreement.

          (h) The term "Rule 144" means Rule 144 (including  Rule 144(k)) of the
     SEC  under  the  Securities  Act  or  any  similar  provision   promulgated
     thereunder.

     1.2 Capitalized Terms. Capitalized terms used herein and not otherwise defined in this Agreement shall have the respective meanings set forth in the Loan Agreement.

                                   ARTICLE II

                                  REGISTRATION

     2.1 Demand Registration Rights.

          (a) At any time after the first anniversary of the date hereof, Holder may request the registration under the Securities Act of all or any portion of its Registrable Securities (a "Demand Registration"); provided, however, that any Demand Registration pursuant to this Section 2.1(a) shall be in increments of at least three hundred thousand (300,000) shares of Common Stock (as adjusted for any stock splits, subdivisions, or similar events). No more than three (3) Demand Registrations may be requested pursuant to this Section 2.1(a); provided, however, that a registration shall be counted for such purposes only if it becomes effective under the Securities Act.

          (b) At any time after the first anniversary of the date hereof after which the Company is eligible to file a Registration Statement on Form S-3 (or any replacement form) to register Registrable Securities on account of Holder, Holder may request the registration under the Securities Act of all or any portion of its Registrable Securities (also a "Demand Registration"); provided, however, that any Demand Registration pursuant to this Section 2.1(b) shall be in increments of at least three hundred thousand (300,000) shares of Common Stock (as adjusted for any stock splits, subdivisions, or similar events). No more than two (2) registrations in any twelve (12) month period may be requested pursuant to this Section 2.1(b); provided, however, that a registration shall be counted for such purposes only if it becomes effective under the Securities Act.

          (c) The Company shall also prepare and file such amendments to Registration Statements and such additional Registration Statements as may from time to time be required by this Agreement.

          (d) If any offering pursuant to a Registration Statement pursuant to this Section 2.1 involves an underwritten offering, Selling Holder shall have the right to select legal counsel to represent it and an investment banker or bankers and manager or managers to administer the offering, which investment banker or bankers or manager or managers shall be reasonably satisfactory to the Company.

          (e) If in any Demand Registration, the managing underwriter or underwriters thereof (or in the case of a Demand Registration not being underwritten, an independent underwriter, of nationally recognized standing selected by the Company and reasonably acceptable to the Selling Holders whose fees and expenses shall be borne by the Company), shall advise the Company in writing that in its or their reasonable opinion the number of Registrable Securities proposed to be sold in such Demand Registration exceeds the number that can be sold in such offering without having a material adverse effect on the success of the offering of securities to be sold in such offering, including the price at which such securities can be sold, the Company will be required to include in such Demand Registration only the maximum amount of securities which, in the opinion of such underwriter or underwriters, can be sold without having such a material adverse effect on such offering, and follows and in the following order of priority: (i) first, the Registrable Securities requested to be included in such distribution, pro rata among the Selling Holders thereof on the basis of the number of Registrable Securities owned by each such Selling Holder, and (ii) second, other securities requested to be included in such registration; provided, however, that the registration priority established above shall apply to R. Townley Rose, Jr., as holder of securities of the Company subject to the Rose Merger Agreement (as hereinafter defined and in effect on the date hereof), only if the Company is successful in obtaining from R. Townley Rose, Jr., the written agreement provided for in Article IV hereof and if the Company does not obtain that agreement the priority provisions of the Rose Merger Agreement shall apply.

     2.2 Piggyback Registrations. Holder shall have the following piggyback registration rights:

          (a) If at any time the Company proposes to file a Registration Statement under the Securities Act with respect to an offering by the
     Company for its own account or for the account of any of its securityholders of Common Stock other than a registration statement on Form S-4 or S-8 (or F-4 or F-8) (or any substitute form that may be adopted by the SEC) or any other publicly registered offering pursuant to the Securities Act pertaining to the issuance of shares of Common Stock or securities exercisable therefor under any benefit plan, employee compensation plan, or employee or director stock purchase plan or relating to equity securities issuable in connection with any asset or business acquisition, then the Company shall give written notice of such proposed filing to the Holders of Registrable Securities as soon as practicable (but in no event fewer than twenty (20) days before the anticipated filing date) of its intention to effect such a registration, which notice shall specify the proposed offering price (if known or, if not known, an estimate thereof), the kind and number of securities proposed to be registered, the distribution arrangements and such other information that at the time would be appropriate to include in such notice. Subject to Section 2.2(b) hereof, the Company shall include in such registration all Registrable Securities held by Holder as such Holder may request in writing within ten (10) business days after receipt of such written notice from the Company (which request shall specify the Registrable Securities intended to be disposed of by such Selling Holder and the intended method of distribution thereof) (a "Piggyback Registration"). Except as may otherwise be provided in this
     Article II, Registrable Securities with respect to which such requests for registration have been received will be registered by the Company in a Piggyback Registration pursuant to this Article II on the same terms and subject to the same conditions as are applicable to any similar securities of the Company included therein.

          (b) Notwithstanding anything to the contrary contained in this Section 2.2: (i) the Company shall not be obligated to include any Registrable Securities in any registration statement filed by the Company if current outside counsel to the Company or any other counsel to the Company reasonably acceptable to Selling Holder shall render an opinion to Selling Holder to the effect that (A) registration is not required for the proposed transfer of such Registrable Securities or (B) a post-effective amendment to an existing registration statement filed simultaneously with the proposed transfer would be sufficient for such proposed transfer, and (ii) the Company may (subsequent to the securityholders' approval or the Company's requirement to effect a public offering pursuant to this Article
     II) determine not to proceed with the Registration Statement which is the subject of such notice, provided that it has determined, in its reasonable discretion, that a change in circumstances has occurred (since the date of the securityholders' approval or the date from which the Company is required to effect a public offering) to the material detriment of the Company or the proposed offering of securities.

No right to registration of Registrable Securities under this Section 2.2 shall be construed to limit any registration required under Sections 2.1 or paragraph
(b) of Article III hereof.

          (c) If in any Piggyback Registration, the managing underwriter or underwriters thereof (or in the case of a Piggyback Registration not being underwritten, an independent underwriter, of nationally recognized standing selected by the Company whose fees and expenses shall be borne by the Company), shall advise the Company in writing that in its or their reasonable opinion the number of Registrable Securities proposed to be sold in such Piggyback Registration exceeds the number that can be sold in such offering without having a material adverse effect on the success of the offering of securities to be sold in such offering, including the price at which such securities can be sold, the Company will be required to include in such Piggyback Registration only the maximum amount of securities which, in the opinion of such underwriter or underwriters, can be sold without having such a material adverse effect on such offering (it being understood that any reduction in Registrable Securities shall be made pro rata in proportion to the Registrable Securities sought to be registered by Selling Holder and other securityholders of the Company, but no such reduction shall be made in relation to shares to be registered by the Company).

     2.3 Restrictions on Sale by Selling Holders. Each Selling Holder whose Registrable Securities are covered by a Registration Statement filed pursuant to this Section 2.2 (a "Piggyback Registration Statement") and are to be sold thereunder agrees, if and to the extent reasonably requested by the managing underwriter or underwriters in the public offering which is the subject of the Piggyback Registration Statement, not to effect any public sale or distribution of Registrable Securities or of securities of the Company of the same class as any securities included in such Piggyback Registration Statement, including a sale pursuant to Rule 144 (except as part of such underwritten offering), during the twenty (20) day period prior to, and the one hundred eighty (180) day period beginning on the closing date of each underwritten offering made pursuant to such Piggyback Registration Statement, to the extent timely notified in writing by the Company or such managing underwriter or underwriters.

     2.4 Eligibility for Form S-3. The Company represents and warrants that it is currently eligible to register the resale of the Warrant Shares and all Registrable Securities by Holder on a Registration Statement on Form S-3 under the Securities Act for the account of Holder (and not for or on behalf of Company). The Company shall file all reports required to be filed by the Company with the SEC in a timely manner and take all other actions which may be required so as to maintain such eligibility for the use of Form S-3.

                                   ARTICLE III

                           OBLIGATIONS OF THE COMPANY

     3.1 Obligations. With respect to any Piggyback Registration or Demand Registration (collectively, a "Registration"), the Company shall:

          (a) prepare and file with the Commission as soon as practicable a Registration Statement or Registration Statements relating to the applicable Registration on any appropriate form under the Securities Act which shall be available for use in connection with the sale of the Registrable Securities in accordance with the intended method or methods of distribution thereof. The Company will use its best efforts to cause such Registration Statement to become effective. The Company shall not be deemed to have breached such "best efforts" undertaking if it shall take any action which is required under applicable law, or shall take any action in good faith and for valid business reasons, including without limitation the acquisition or divestiture of assets or the withdrawal of the Registration Statement;

          (b) prepare and file with the SEC such amendments and post-effective amendments to the Registration Statement as may be necessary to keep each Registration Statement effective for a period of not more than ninety (90) days after the date of its effectiveness, or such shorter period as will terminate when all Registrable Securities covered by such Registration Statement have been sold. The Company shall cause each prospectus required in connection therewith (a "Prospectus") to be supplemented by any required Prospectus supplement, and as so supplemented to be filed pursuant to Rule 424 under the Securities Act. Furthermore, the Company shall comply with the provisions of the Securities Act with respect to the disposition of all securities covered by such Registration Statement during the applicable period, in accordance with the intended method or methods of distribution by the sellers thereof as set forth in the Registration Statement or supplement to the Prospectus;

          (c) promptly notify Selling Holder of:

               (i) the date on which the Prospectus or any Prospectus supplement or post-effective amendment to the Registration Statement has been filed, and, with respect to the Registration Statement or any post-effective amendment, the date on which the same has become effective;

               (ii) any written request by the SEC for amendments or supplements to the Registration Statement or the Prospectus or for additional information;

               (iii) the issuance by the SEC of any stop order suspending the effectiveness of the Registration Statement or the initiation of any proceedings for that purpose;

               (iv) the receipt by the Company of any written request by any state securities authority for additional information or written notification with respect to the suspension of the qualification of the Registrable Securities for sale in any jurisdiction or the initiation or threatening of any proceeding for such purpose; and

               (v) the happening of any event which makes any material statement made in the Registration Statement, the Prospectus or any document incorporated therein by reference untrue in any material respect or which requires the making of any changes in the Registration Statement, the Prospectus or any document incorporated therein by reference in order to make the statements therein not misleading in the light of the circumstances under which they were made;

          (d) make every reasonable effort to obtain the withdrawal of any order suspending the effectiveness of the Registration Statement at the earliest possible moment;

          (e) furnish to Selling Holder, without charge, at least one signed copy of the Registration Statement and any amendment thereto, including financial statements and schedules, all documents incorporated therein by reference and, to the extent reasonable, all exhibits (including those incorporated by reference);

          (f) deliver to Selling Holder, without charge, as many copies of the Prospectus (including each preliminary prospectus) and any amendment or supplement thereto as Selling Holder may reasonably request; the Company consents to the use, in accordance with the Securities Act, of each Prospectus or any amendment or supplement thereto by Selling Holder, in connection with the offering and sale of the Registrable Securities covered by such Prospectus or any amendment or supplement thereto;

          (g) in connection with any Registration of Registrable Securities and if required by law, use its best efforts to register or qualify or cooperate with Selling Holder in connection with the registration or qualification of such Registrable Securities for offer and sale under the securities or "blue sky" laws of such jurisdictions the managing underwriter reasonably requests in writing and do any and all other acts or things reasonably necessary or advisable to enable the disposition in such jurisdictions of the Registrable Securities covered by the Registration Statement; provided that the Company will not be required to qualify generally to do business in any jurisdiction where it is not then so qualified or to take any action that would subject it to taxation in any such jurisdiction or to submit to the general service of process in any such jurisdiction;

          (h) cooperate with Selling Holder to facilitate the timely preparation and delivery of certificates representing the Registrable Securities to be sold free from any restrictive legends; and cause such Registrable Securities to be in such denominations and registered in such names as the managing underwriters may request at least two business days prior to any sale of Registrable Securities to the underwriters;

          (i) subject to paragraphs (a) and (j) of this Article III, cause the Registrable Securities covered by the applicable Registration Statement to be registered with or approved by such governmental agencies or authorities as may be necessary to enable the seller or sellers thereof or the underwriters, if any, to consummate the disposition of such Registrable Securities in the jurisdictions contemplated by paragraph (h) of this
     Article III;

          (j) upon the  occurrence  of any event  contemplated  by  subparagraph
     (ii), (iv) or (v) of paragraph (c) of this Article III, prepare any required supplement or post-effective amendment to the Registration Statement or the related Prospectus or any document incorporated therein by reference or file any other required document so that, as thereafter delivered to the purchasers of the Registrable Securities, the Prospectus will not contain an untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading;

          (k) not later than the effective date of the applicable Registration Statement, provide a CUSIP number for all Registrable Securities;

          (l) enter into such agreements (including, as applicable, an underwriting agreement) and take all such other actions in connection therewith which are reasonably required in order to expedite or facilitate the disposition of such Registrable Securities, and, in such connection, whether or not an underwriting agreement is entered into and whether or not the Registration is an underwritten Registration:

               (i) obtain "cold comfort" letters and updates thereof from the Company's accountants addressed to the underwriters, or if not underwritten, to Selling Holder, such letters to be in customary form and covering matters of the type customarily covered in "cold comfort" letters received by underwriters in connection with primary underwritten offerings; and

               (ii) deliver such documents and certificates as may reasonably be requested by Selling Holder to evidence compliance with subparagraph
          (l) (i) above and with any customary conditions contained in the underwriting agreement or other agreement entered into by the Company. The above shall be done at each closing under such underwriting or similar agreement as and to the extent required thereunder;

          (m) make available for inspection by a representative of Selling Holder at reasonable times and upon reasonable prior notice, all financial and other publicly available records, pertinent corporate documents and properties of the Company, and cause the Company's officers and employees to supply all information reasonably requested by Selling Holder in connection with such Registration Statement;

          (n)  cause  (i)  all  the  Registrable   Securities  covered  by  such
     registration to be listed on the principal securities exchange on which similar securities issued by the Company are then listed (if any), if the listing of such Registrable Securities is then permitted under the rules of such exchange, (ii) if no similar securities are then so listed or if the listing of such Registrable Securities is then not permitted under the rules of such exchange, to either cause all such Registrable Securities to be listed on the New York Stock Exchange, Inc. ("NYSE"), or secure designation of each such Registrable Security on NASDAQ within the meaning of Rule 11Aa 2-1 under the Exchange Act or, (iii) failing that, secure NASDAQ authorization for quotation of such shares and, without limiting the generality of the foregoing, take all actions that may be required by the Company as issuer of such Registrable Securities in order to facilitate the managing underwriter's arranging for the designation of at least two market makers as such with respect to such shares with the NASD; and

          (o) provide and cause to be maintained a transfer agent and registrar for all Registrable Securities covered by each Registration Statement not later than the effective date thereof and the Company shall cause legal counsel selected by the Company to comply with any reasonable request of the transfer agent for the Registrable Securities as promptly as practicable.

     3.2  Limitations  to  Obligations.  Subject  to the next  sentence  of this
Section 3.2, the Company shall be entitled to postpone, for a reasonable period of time, the filing of, or suspend the effectiveness of, any registration statement or amendment thereto, or suspend the use of any prospectus and shall not be required to amend or supplement the registration statement, any related prospectus or any document incorporated therein by reference (other than an effective registration statement being used for an underwritten offering); provided that the duration of such postponement or suspension (a "Suspension Period") may not exceed up to sixty (60) consecutive days or more than sixty
(60) days in the aggregate in any 12-month period. Such Suspension Period may be effected only if the Company's board of directors determines in its good faith that such suspension is required in light of a material financing, acquisition or other extraordinary corporate transaction or extraordinary circumstance in the best interest of the Company and its shareholders, and that disclosure thereof to the public would have a material adverse effect on the ability of the Company to consummate such material financing, acquisition or other extraordinary corporate transaction or extraordinary circumstance, all after receiving advice to such effect from a nationally recognized investment banking firm or, to the extent appropriate, the Company's counsel which has been engaged by the Company in connection with such financing, acquisition or other extraordinary corporate transaction or extraordinary circumstance. If the Company shall so postpone the filing of a Registration Statement it shall, as promptly as possible, deliver a certificate signed by the chief executive officer of the Company to Selling Holders as to such determination, and Selling Holders shall (1) have the right, in the case of a postponement of the filing or effectiveness of a Registration Statement, upon the affirmative vote of Selling Holders of not less than a majority of the Registrable Securities to be included in such Registration Statement, to withdraw the request for registration by giving written notice to the Company within ten (10) days after receipt of such notice or (2) in the case of a suspension of the right to make sales, receive an extension of the registration period equal to the number of days of the suspension.

     3.3 Selling Holders' Obligations. The Company's obligations shall be subject to the obligations of the Selling Holders, which the Selling Holders acknowledge, to furnish to the Company in writing or orally as the Company may request in writing, such information regarding such Selling Holder and the proposed distribution of such securities by such Selling Holder as the Company or any underwriter may from time to time reasonably require or is otherwise required by law.

     3.4 Underwritten Registrations . No Holder of Registrable Securities may participate in any underwritten registration pursuant to a Registration Statement filed under this Agreement unless such Holder (a) agrees to (i) sell such Holder's Registrable Securities on the basis provided in and in compliance with any underwriting arrangements approved by the Holders of not less than a majority of the Registrable Securities to be sold thereunder and (ii) comply with Rules 101, 102 and 104 of Regulation M under the Exchange Act and (b) completes and executes all questionnaires, powers of attorney, indemnities, underwriting agreements and other documents reasonably required under the terms of such underwriting arrangements.

                                   ARTICLE IV

                            OTHER REGISTRATION RIGHTS

     The Company has not entered, nor will the Company enter, into any Agreement with respect to Registration of its securities which (a) is inconsistent with this Agreement or (b) grants to any Person registration rights which have a priority greater than those granted to Holder pursuant to this Agreement; it being understood that the Company shall (i) if any of the Company's Existing Convertible Preferred Stock is outstanding on February 1, 2001, use its reasonable best efforts to obtain the written agreement of the holders of at least seventy-five percent (75%) of the registrable securities subject to that certain Registration Agreement dated August 31, 1999 (the "Existing Preferred Registration Agreement") between the Company and shareholders of the Existing Convertible Preferred Stock that, notwithstanding the provisions of the

Existing Preferred Registration Agreement, such shareholders' piggyback rights thereunder are pari passu to Holder's Piggyback Registration rights hereunder, consistent with the terms of the parenthetical set forth in Section 2.2(c) hereof, and (ii) within thirty (30) days of the date hereof, use its reasonable efforts to obtain the written agreement of R. Townley Rose, Jr., as holder of securities of the Company subject to the registration rights provisions of that certain Agreement and Plan of Merger dated June 3, 1998 (the "Rose Merger Agreement") between the Company, Rose & Associates, Inc., a Delaware corporation and Rose Acquisition Corp., a Delaware corporation, that such shareholders' rights thereunder have no effect with respect to Holder's Demand Registration rights hereunder.


                                    ARTICLE V

                            EXPENSES OF REGISTRATION

     All expenses incident to the Company's performance of or compliance with this Agreement ("Registration Expenses") and the reasonable fees and expenses of one law firm retained by the Selling Holder (and any of its assignees who are Holders) will be borne by the Company. Registration Expenses shall include, without limitation, all registration and filing fees, the fees and expenses of the counsel and accountants for the Company (including the expenses of any "cold comfort" letters), all other costs and expenses of the Company incident to the preparation, printing and filing under the Securities Act of the Registration Statement (and all amendments and supplements thereto) and furnishing copies thereof and of the Prospectus included therein, the costs and expenses incurred by the Company in connection with the qualification of the Registrable Securities under the state securities or "blue sky" laws of various jurisdictions (if any), the costs and expenses associated with filings required to be made with the National Association of Securities Dealers, Inc., the costs and expenses of listing the Registrable Securities for trading on a national securities exchange or authorizing them for trading on NASDAQ, and all other costs and expenses incurred by the Company in connection with any Registration hereunder. Notwithstanding the preceding sentence, Registration Expenses shall not include the costs and expenses of Selling Holder for underwriters' commissions and discounts, brokerage fees and income taxes with respect to Selling Holder to be transferred pursuant to the Registration, all of which shall be paid by Selling Holder.


                                   ARTICLE VI

                        INDEMNIFICATION AND CONTRIBUTION

     In the event any Registrable Securities are included in a Registration Statement under this Agreement, the parties shall be entitled to indemnity and contribution in connection with Registrations, as follows:

          (a) the Company agrees to indemnify Selling Holder, its directors, officers, employees and its agents and each Person who (within the meaning of the Securities Act) controls Selling Holder and hold them harmless against, all losses, claims, damages, liabilities and expenses (which, subject to the limitations herein contained, shall include reasonable attorneys' fees) resulting from (i) any untrue or alleged untrue statement of a material fact contained in any Registration Statement, Prospectus or preliminary Prospectus or any amendment or supplement thereto or based upon any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading (except insofar as the same are caused by any such untrue statement or alleged untrue statement or omission or alleged omission being based upon or contained in any information relating to Selling Holder furnished in writing to the Company by Selling Holder or its representatives expressly for use therein or by Selling Holder or Selling Holder's agent's failure to deliver a copy of the Registration Statement or Prospectus or any amendments or supplements thereto after the Company has furnished such holder of Registrable Securities with a sufficient number of copies of the same), or (ii) the Company's failure to perform its obligations under this Article VI.

          (b) in connection with any Registration in which Selling Holder is participating, Selling Holder will furnish to the Company in writing such information with respect to Selling Holder as the Company reasonably requires for use in connection with any Registration Statement or Prospectus or any amendment or supplement thereto, and Selling Holder shall indemnify the Company, its security holders, directors and officers, each underwriter and each Person who (within the meaning of the Securities Act) controls the Company or any such underwriter, and hold them harmless, against any losses, claims, damages, liabilities and expenses (which, subject to the limitations herein contained, shall include reasonable attorneys' fees) resulting from (i) a breach by Selling Holder of the provisions of the last paragraph of Article III, (ii) any untrue statement or alleged untrue statement of a material fact or any omission to state a material fact required to be stated therein or necessary to make the statements in the Registration Statement or Prospectus or preliminary
     Prospectus or any amendment or supplement thereto, in light of the circumstances under which they were made, not misleading, to the extent (but only to the extent) that such untrue statement or omission is contained in any information relating to Selling Holder so furnished in writing by Selling Holder or its representative specifically for inclusion therein, or (iii) Selling Holder's failure to perform its obligations under this Article VI; provided, however, that the liability of Selling Holder under this Article VI shall be limited to the amount of net proceeds received by such holder in the offering giving rise to such liability. The Company and Selling Holder shall be entitled to receive customary indemnities from underwriters, selling brokers, dealer managers and similar securities industry professionals participating in the distribution, with respect to information with respect to such Persons so furnished in writing by such Persons or their representatives specifically for inclusion in any Prospectus or Registration Statement;

          (c) any Person entitled to indemnification hereunder will:

               (i) give prompt written notice to the indemnifying party after the receipt by the indemnified party of a written notice of the commencement of any action, suit, proceeding or investigation or any threat thereof made in writing for which such indemnified party will claim rights of indemnification or contribution pursuant to this
          Article VI; provided, however, that the failure of any indemnified party to give notice as provided herein shall not relieve the indemnifying party of its obligations under paragraphs (a) and (b) next above, except to the extent that the indemnifying party is actually prejudiced by such failure to give notice; and

               (ii) unless in such indemnified party's reasonable judgment a conflict of interest may exist between such indemnified and indemnifying parties with respect to such claim, permit such indemnifying party to unconditionally (but subject to the exceptions herein contained) assume the defense of such claim with counsel reasonably satisfactory to the indemnified party.

If the defense is so assumed by the indemnifying party, the indemnifying party shall lose its right to defend and settle the claim if it fails to proceed diligently and in good faith with the defense of the claim. If the defense of the claim is not so assumed by the indemnifying party, or if the indemnifying party shall lose its right to defend and settle the third party claim as provided in the previous sentence, the indemnified party shall have the right to defend and settle the claim provided that the indemnified party gives the indemnifying party not less than ten (10) days prior written notice of any proposed settlement. If the defense is assumed by the indemnifying party and is not lost as provided above, subject to the provisions of the following sentence, the indemnifying party shall have the right to defend and settle the claim. Notwithstanding the preceding sentence, (A) in connection with any settlement negotiated by a party pursuant to this Article VI(c) (a "Settling Party"), the other party (the "Other Party") shall not be required by a Settling Party (x) to enter into any settlement that does not include as an unconditional term thereof the giving by the claimant or plaintiff to such Other Party and the Company of a release from all liability in respect of such claim or litigation, (y) to enter into any settlement that attributes by its terms liability to the Other Party and the Company, or (z) to consent to the entry of any judgment that does not include as a term thereof a full dismissal of the litigation or proceeding with prejudice and (B) the Company shall be required to consent to the terms of any such settlement (which consent shall not be unreasonably withheld). An indemnifying party who is not entitled to, or elects not to, assume the defense of a claim will not be obligated to pay the fees and expenses of more than one counsel in any one jurisdiction for all parties indemnified by such indemnifying party with respect to such claim;

          (d) if for any reason the rights of indemnification provided for in paragraphs (a) and (b) of this Article VI are unavailable to an indemnified party as contemplated by such paragraphs (a) and (b), then the indemnifying party in lieu of indemnification shall contribute to the amount paid or payable by the indemnified party (which, subject to the limitation provided in paragraph (c) next above, shall include legal fees and expenses paid) as a result of such loss, claim, damage, liability or expense (i) in such proportion as is appropriate to reflect the relative fault of the indemnified party and the indemnifying party as well as other equitable considerations, or (ii) if the allocation provided by clause (i) is not permitted by applicable law, in such proportion as is appropriate to reflect not only the relative benefits received by the indemnified party and the indemnifying party, but also the relative fault of the indemnified party and the indemnifying party, as well as any other relevant equitable considerations; provided, however, that the liability of Holder under this
     Article VI(d) shall be limited to the amount of net proceeds received by Selling Holder in the offering giving rise to such liability;

          (e) the Company and Selling Holder agree that it would not be just and equitable if contribution pursuant to paragraph (d) next above were determined by pro rata allocation or other method of allocation which does not take account of equitable considerations. No Person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any Person not guilty of such misrepresentation; and

          (f) if indemnification is available under this Article VI, the indemnifying parties shall indemnify each indemnified party to the full extent provided in paragraphs (a) and (b) hereof without regard to (x) the relative fault of, and the relative benefit received by, the indemnifying party or indemnified party or (y) any other equitable considerations.

                                   ARTICLE VII

                         REPORTS UNDER THE EXCHANGE ACT

     With a view to making available to Holder the benefits of Rule 144, the Company agrees to use its best efforts to:

     7.1 File with the SEC in a timely manner and make and keep available all reports and other documents required of the Company under the Securities Act and the Exchange Act so long as the Company remains subject to such requirements (it being understood that nothing herein shall limit the Company's obligations under the Loan Agreement) and the filing and availability of such reports and other documents is required for the applicable provisions of Rule 144.

     7.2 Furnish to Holder so long as Holder holds the Warrant or Registrable Securities, promptly upon request, (i) if true, a written statement by the Company that it has complied with the reporting requirements of Rule 144, the Securities Act and the Exchange Act, (ii) a copy of the most recent annual or quarterly report of the Company and such other reports and documents so filed by the Company, and (iii) such other information as may be reasonably requested to permit the Purchasers to sell such securities pursuant to Rule 144 without registration.

                                  ARTICLE VIII

                        ASSIGNMENT OF REGISTRATION RIGHTS

     The rights of Holder hereunder, including the right to have the Company register Registrable Securities pursuant to this Agreement, shall be automatically assigned by Holder to any transferee of all or any portion of the Warrant, the Warrant Shares or the Registrable Securities if: (a) Holder agrees in writing with the transferee or assignee to assign such rights, and a copy of such agreement is furnished to the Company within a reasonable time after such assignment, (b) the Company is, within a reasonable time after such transfer or assignment, furnished with written notice of (i) the name and address of such transferee or assignee, and (ii) the securities with respect to which such registration rights are being transferred or assigned, (c) following such transfer or assignment, the further disposition of such securities by the transferee or assignee is restricted under the Securities Act or applicable state securities laws, and (d) at or before the time the Company receives the written notice contemplated by clause (ii) of this sentence, the transferee or assignee agrees in writing for the benefit of the Company to be bound by all of the provisions contained herein. The rights of Holder hereunder with respect to any Registrable Securities not transferred shall not be assigned by virtue of the transfer of other Registrable Securities. Any such transferee who succeeds to rights hereunder shall be deemed to have a separate agreement with the Company independent of this Agreement.

                                   ARTICLE IX

                        AMENDMENT OF REGISTRATION RIGHTS

     Provisions of this Agreement may be amended and the observance thereof may be waived (either generally or in a particular instance and either retroactively or prospectively), only with written consent of the Company and WBMCF. In the event of the assignment of rights hereunder pursuant to Article VIII, the Company shall not take any action pursuant to such assignment rights that would adversely affect Holder's rights hereunder without Holder's consent. In addition, should the Company take any action or refrain from any action with respect thereto, Holder shall be entitled to, at its option, have the Company take such action or refrain from such action with respect to Holder hereunder.

                                    ARTICLE X

                                  MISCELLANEOUS

     10.1 A person or entity is deemed to be a holder (or a holder in interest) of Registrable Securities whenever such person or entity owns of record such Registrable Securities (or the Warrant which may be exercised for Registrable Securities). If the Company receives conflicting instructions, notices or elections from two or more persons or entities with respect to the same Registrable Securities, the Company shall act upon the basis of instructions, notice or election received from the registered owner of such Registrable Securities (or the Warrant, as the case may be).

     10.2 All notices and other communications given to or made upon any party hereto in connection with this Agreement shall, except as otherwise expressly herein provided, be in writing (including telexed or telecopied communication) and mailed, telexed, telecopied or delivered by hand or by reputable overnight courier service to the respective parties, as follows:

             If to the Company:   Clarion Technologies, Inc.
                                  235 Central Avenue
                                  Holland, MI  49423
                                  Attn: Chief Executive Officer
                                  Telecopy: (616) 494-8888

             With a copy to:      Varnum, Riddering, Schmidt & Howlett LLP
                                  333 Bridge Street, N.W.
                                  Grand Rapids, MI  49501 (49504 for overnight)
                                  Attn: Michael G. Wooldridge, Esq.
                                  Telecopy: (616) 336-7000

             WBMCF:               William Blair Mezzanine Capital Fund III, L.P.
                                  227 West Monroe Street
                                  Chicago, IL  60606
                                  Attn: Terrance M. Shipp
                                  Telecopy:  (312) 236-8075

             With a copy to:      Altheimer & Gray
                                  10 South Wacker Drive
                                  Suite 4000
                                  Chicago, IL  60606
                                  Attn:  Laurence R. Bronska, Esq.
                                  Telecopy:  (312) 715-4800

or in accordance with any subsequent written direction from the recipient party to the sending party or, if to a Holder other than WBMCF, at such address as such Holder shall have provided in writing to the Company. All such notices and other communications shall, except as otherwise expressly herein provided, be effective upon delivery if delivered by hand; when deposited with a reputable courier service, delivery charges prepaid; when deposited in the mail, postage prepaid; or in the case of telex or telecopy, when received.

     10.3 Failure of any party to exercise any right or remedy under this Agreement or otherwise, or delay by a party in exercising such right or remedy, shall not operate as a waiver thereof.

     10.4 THIS AGREEMENT AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER AND THEREUNDER SHALL BE DEEMED TO BE CONTRACTS UNDER THE LAWS OF THE STATE OF ILLINOIS AND FOR ALL PURPOSES SHALL BE GOVERNED BY AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH THE LAWS OF THE STATE OF ILLINOIS, WITHOUT GIVING EFFECT TO ANY CHOICE OF LAW OR CONFLICT OF LAW PROVISION OR RULE (WHETHER OF THE STATE OF ILLINOIS OR ANY OTHER JURISDICTION) THAT WOULD CAUSE THE APPLICATION OF THE LAWS OF ANY JURISDICTION OTHER THAN THE STATE OF ILLINOIS.

THE COMPANY HEREBY CONSENTS TO THE JURISDICTION OF ANY STATE OR FEDERAL COURT LOCATED WITHIN THE COUNTY OF COOK, STATE OF ILLINOIS AND AGREES THAT ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT MAY BE LITIGATED IN SUCH COURTS. THE COMPANY ACCEPTS THE NONEXCLUSIVE JURISDICTION OF SUCH COURTS AND WAIVES ANY DEFENSE OF FORUM NON CONVENIENS AND IRREVOCABLY AGREES TO BE BOUND BY ANY JUDGMENT RENDERED THEREBY. THE COMPANY DESIGNATES AND APPOINTS THE CORPORATION SERVICE COMPANY, AND SUCH OTHER PERSONS AS MAY HEREAFTER BE SELECTED BY THE COMPANY WHICH IRREVOCABLY AGREES IN WRITING PURSUANT TO AN APPOINTMENT OF AGENT AGREEMENT TO SO SERVE AS ITS AGENT TO RECEIVE ON ITS BEHALF SERVICE OF ALL PROCESS IN ANY SUCH PROCEEDINGS IN ANY SUCH COURT, SUCH SERVICE BEING HEREBY ACKNOWLEDGED BY THE COMPANY TO BE EFFECTIVE AND BINDING SERVICE IN EVERY RESPECT. A COPY OF ANY SUCH PROCESS SO SERVED SHALL BE MAILED BY REGISTERED MAIL TO THE COMPANY AT THE ADDRESS STATED IN SECTION 10.2; PROVIDED, HOWEVER, TO THE EXTENT PERMITTED BY APPLICABLE LAW, ANY FAILURE TO MAIL SUCH COPY SHALL NOT AFFECT THE VALIDITY OF SERVICE OF PROCESS. IF ANY AGENT APPOINTED BY THE COMPANY REFUSES TO ACCEPT SERVICE, THE COMPANY AGREES THAT SERVICE UPON IT BY MAIL SHALL CONSTITUTE SUFFICIENT NOTICE. NOTHING HEREIN SHALL AFFECT THE RIGHT TO SERVE PROCESS IN ANY OTHER MANNER PERMITTED BY LAW OR SHALL LIMIT THE RIGHT OF WBMCF OR A SUBSEQUENT HOLDER HEREOF TO BRING PROCEEDINGS AGAINST THE LOAN PARTIES IN THE COURTS OF ANY OTHER JURISDICTION.

EACH OF THE PARTIES HERETO IRREVOCABLY WAIVES ANY RIGHT TO HAVE A JURY PARTICIPATE IN RESOLVING ANY DISPUTE, WHETHER IN CONTRACT, TORT OR OTHERWISE, ARISING OUT OF, CONNECTED WITH, RELATED TO OR INCIDENTAL TO THE RELATIONSHIP ESTABLISHED BETWEEN THEM IN CONNECTION WITH THIS AGREEMENT OR ANY OTHER SENIOR SUBORDINATED LOAN DOCUMENT. EACH OF THE PARTIES HERETO AGREES AND CONSENTS THAT ANY SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION SHALL BE DECIDED BY COURT TRIAL WITHOUT A JURY AND THAT ANY PARTY HERETO MAY FILE AN ORIGINAL COUNTERPART OR A COPY OF THIS AGREEMENT WITH ANY COURT AS WRITTEN EVIDENCE OF THE CONSENT OF THE PARTIES HERETO TO THE WAIVER OF TRIAL BY JURY.

     10.5 This Agreement, the Warrant, the Senior Subordinated Loan Agreement and the other Senior Subordinated Loan Documents (including all schedules and exhibits thereto and all certificates and opinions required thereby) constitute the entire agreement among the parties hereto with respect to the subject matter hereof and thereof. There are no restrictions, promises, warranties or undertakings, other than those set forth or referred to herein and therein. This Agreement, the Warrant, the Senior Subordinated Loan Agreement and the other Senior Subordinated Loan Documents supersede all prior agreements and understandings among the parties hereto with respect to the subject matter hereof and thereof.

     10.6 Subject to the requirements of Article VIII hereof, this Agreement shall inure to the benefit of and be binding upon the successors and assigns of each of the parties hereto. Notwithstanding anything to the contrary contained herein, including, without limitation, Article VIII, the rights of a Holder hereunder shall be assignable to and exercisable by a bona fide pledgee of the Registrable Securities in connection with a Holder's margin or brokerage accounts.

     10.7 The headings in this Agreement are for convenience of reference only and shall not limit or otherwise affect the meaning hereof.

     10.8 This Agreement may be executed in two or more counterparts, each of which shall be deemed an original but all of which shall constitute one and the same agreement. This Agreement, once executed by a party, may be delivered to the other party hereto, by facsimile transmission of a copy of this Agreement bearing the signature of the party so delivering this Agreement.

     10.9 Each party shall do and perform, or cause to be done and performed, all such further acts and things, and shall execute and deliver all such other agreements, certificates, instruments and documents, as the other party may reasonably request in order to carry out the intent and accomplish the purposes of this Agreement and the consummation of the transactions contemplated hereby.

     10.10 In the event Holder shall sell or otherwise transfer any of such Holder's Registrable Securities, each transferee shall be allocated a pro rata portion of the number of Registrable Securities included on a Registration Statement for such transferor. Any shares of Common Stock included on a Registration Statement and which remain allocated to any person or entity which does not hold any Registrable Securities shall be allocated to the remaining participant, in such Registration Statement, pro rata based on the number of shares of Registrable Securities then held by such participant. Without implication that the contrary would otherwise be true, for purposes of this paragraph, the Warrant if then outstanding shall be assumed exercised for Registrable Securities (without giving effect to any limitations on exercise).

     10.11 Whenever possible, each provision of this Agreement shall be interpreted in such manner as to be effective under applicable law, but if any provision of this Agreement is held to be prohibited by or invalid under applicable law in any jurisdiction, such provision shall be ineffective only to the extent such prohibition or invalidity, without invalidating any other provision of this Agreement.

                [REMAINDER OF THIS PAGE LEFT BLANK INTENTIONALLY]

     IN WITNESS WHEREOF, the parties hereto, by their officers thereunto duly authorized, have executed this Agreement as of the day and year first above written.


                              WBMCF:

                              WILLIAM BLAIR MEZZANINE CAPITAL FUND III, L.P.

                              By:  William Blair Mezzanine Capital
                                   Partners III, L.L.C., its general partner



                                   By: /s/ Terrance M. Shipp
                                   Terrance M. Shipp, Managing Director



                              THE COMPANY:

                              CLARION TECHNOLOGIES, INC.


                              By: /s/ David W. Selvius
                              Name: David W. Selvius
                              Its: Chief Financial Officer