Form 10KSB
period 2000-12-30
CLARION TECHNOLOGIES INC/DE/
filed 2001-04-17
CIK 835409

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 30, 2000
                         Commission file number 0-24690

                           CLARION TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                       91-1407411
(State of Incorporation)                    (I.R.S. Employer Identification No.)

 235 Central Avenue, Holland, Michigan                   49423
(Address of principal executive offices)               (Zip Code)

                    Issuer's telephone number: (616) 494-8885

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. [X] Yes   [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenue for the year ended December 30, 2000, was $117,374,000.

As of April 12, 2001, the aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing sales price for the registrant's common stock, as reported on the NASDAQ Small Cap Market, was $27,788,814.

The number of shares outstanding of registrant's common stock was 23,534,462 as of April 12, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-KSB: Information required in Part III of this Form 10-KSB is incorporated from the registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders.


Transitional Small Business Disclosure Format (check one):    Yes [ ]   No [X]

              CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

The statements contained in this document or incorporated by reference that are not historical facts are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on our current expectations or beliefs and are subject to a number of risks and uncertainties. In particular, any statement contained herein regarding the consummation and benefits of future acquisitions, as well as expectations with respect to future sales, operating efficiencies, and product expansion are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from those described in the forward looking statements. Factors which may cause actual results to differ materially from those contemplated by the forward-looking statements, include, among other things: overall economic and business conditions; the demand for our goods and services; competitive factors in the industries in which we compete; increases in production or material costs that cannot be recouped in product pricing; changes in government regulations; changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate fluctuations and other capital market conditions; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions; and the timing, impact and other uncertainties of future acquisitions. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.


                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

We are a full-service custom injection molder to the automotive, heavy truck, office furniture, appliance and consumer goods industries that has grown rapidly over the past two years through several acquisitions.

Our company was originally incorporated in Nevada as Kar Ventures on March 17, 1988. Our name was changed to Clarion House, Inc. in 1991 when we acquired a publishing business by that name which consisted of book distribution, primarily through direct sales, to the public using mailings and other advertising. Our publishing activities never progressed beyond the development stage, and active operations ceased in 1992. In 1993, we acquired a business that was licensed to use an insecticidal coating technology and the Insecta(R) trademark. We distributed Insecta(R) products to consumer, industrial and agricultural markets; however, sufficient revenues were not achieved to support operations and those activities ceased in 1995. We had no active operations during 1996 and 1997. On October 2, 1998, we changed our name to Clarion Technologies, Inc. and changed our state of incorporation from Nevada to Delaware.

After discontinuing our Insecta(R) business, we began to develop a strategy that focused on the highly fragmented plastic injection-molding industry with the intent of creating, primarily through acquisitions, a significant full-service custom injection molder to the automotive, heavy truck, office furniture, and consumer goods industries.

We began to execute our strategy on December 31, 1997, when we acquired Triangle Plastics, Inc., located in Montpelier, Ohio. This unit has been designated as our large-tonnage operation, and in 1999, was moved into a newly constructed $17.3 million, 168,000 square foot facility equipped with injection molding machines that range in size from 950 to 5,000 tons of clamping force. This new facility is also located in Montpelier, Ohio.

On April 29, 1999, we acquired Mito Plastics, Inc. ("Mito"), which is located in Jenison, Michigan, a suburb of Grand Rapids. Mito is an award winning, full-service product development company providing program management, industrial design, engineering, prototyping and tooling from concept through delivery of complete assemblies all under one roof. This operation currently serves as our technology center and has become our hub for all product development activities.

On August 31, 1999, we acquired Wamar Products, Inc, ("Wamar Products"), and Wamar Tool & Machine Co. ("Wamar Tool"), both of which are located in Caledonia, Michigan, a suburb of Grand Rapids. Wamar Products is a plastic injection molder and assembler of plastic component and finished products. Wamar Tool is a fully equipped mold making and mold repair firm that serves the plastic injection molding industry.

On September 30, 1999, we acquired Double J Molding, Inc. ("Double J"), which is located in South Haven, Michigan. Double J is a tier two automotive supplier of plastic injection molded parts. In a related transaction, we also acquired two parcels of real estate owned by a partnership controlled by the former Double J shareholders. On October 10, 2000, we sold one of those parcels to an unrelated third party.

Effective February 1, 2000, we acquired the assets of Drake Products Corporation ("Drake"), a full-service plastic injection molding firm with two plants in Greenville, Michigan and one in Anderson, South Carolina. Approximately two-thirds of Drake sales are to the home appliance industry.

On July 21, 2000, we acquired the assets of Small Parts--NAPCO, L.L.C. ("Small Parts"), a manufacturer of plastic injection molding products in Wauseon, Ohio. Small Parts products are primarily sold to the automotive industry.

The assets and business acquired in these transactions comprise the platform on which we are building to meet our objective of becoming one of the largest, most preferred full-service custom injection molders.

In connection with the Drake acquisition, we entered into a senior credit facility that provides for up to $53.0 million in borrowings. Proceeds from the credit facility were used to repay existing bank debt that had been incurred in large part, to finance our acquisitions. On July 21, 2000, we issued a $30.0 million senior subordinated term note. Proceeds of the note were used to pay down senior debt and acquire the Small Parts assets. As discussed in subsequent sections of this report, these debt facilities were amended on April 17, 2001.

During 1999, our Common Stock was quoted on the OTC Bulletin Board under the symbol CLTC. On February 29, 2000, we received approval from the NASDAQ-Amex Market Group for listing our Common Stock on the NASDAQ Small Cap Market effective March 2, 2000 under the symbol CLAR.

Our principal corporate offices are located at 235 Central Avenue, Holland, Michigan 49423, and our telephone number at these offices is 616-494-8885. During 2000, we changed our fiscal year end to the Saturday nearest the end of December. Our fiscal year previously ended on December 31. References in this document to fiscal 2000 and fiscal 1999 refer to our fiscal years ended December 30, 2000 and December 31, 1999 respectively.

During the fourth quarter of 2000 and the first quarter of 2001, the U.S. economy has experienced a slowdown in manufacturing activity. In particular, several of the industries that we serve, such as automotive and heavy truck, are currently enduring dramatic reductions in orders. We have already felt the impact of this downturn and expect these conditions to continue in the near term. In response to these conditions, we have negotiated new terms for its senior and subordinated debt facilities, has amended terms of its convertible preferred stock and is taking operational actions to improve liquidity and profitability. For further discussion, see "Item 6: Management's Discussion and Analysis."

BUSINESS OF THE ISSUER

General

We are a full-service custom injection molder, providing rapid prototyping and design models, mold design and engineering services, mold manufacturing, injection molding, and post-molding assembly to a diverse base of customers in the automotive, heavy truck, office furniture, and consumer goods industries. We produce injection molded plastic products for our customers on a contract basis and do not sell proprietary products to the general marketplace.

Business Strategy

Our business strategy is to create, through acquisitions and internal growth, one of the largest full-service custom injection molding businesses in the highly fragmented plastic injection-molding industry to serve customers in our target markets. We seek to make acquisitions of high-quality companies that (i) service our chosen industries; (ii) provide additional products, manufacturing, and technical capabilities; (iii) improve our geographic delivery capabilities; and (iv) grow and increase our presence in a region. We intend to seek future acquisitions that will strengthen our ability to supply our products to our chosen industries. We believe that internal growth will be obtained by expanding sales and increasing throughput in our current injection molding plants.

Business

We manufacture complex, highly engineered thermoplastic parts, and the molds to produce those parts. Thermoplastic parts are manufactured out of plastic resins which are capable of softening or fusing when heated and hardening again when cooled. We manufacture parts and molds primarily for the following markets:

      -  automotive,

      -  heavy truck,

      -  office furniture, and

      -  appliance and consumer goods.

Our product development and production operations include rapid prototyping, model making, design assistance, component engineering, mold design, prototype and production mold construction, process engineering and high quality part production. We manufacture only custom parts based on customer specifications and, therefore, are generally the exclusive source of supply for the product being sold to the customer, although customers generally use more than one molder for other parts. Our fully equipped mold making and mold repair company serves the plastic injection molding industry. In addition, we offer value added post-molding secondary services to our customers, including assembly and on-line packaging.

Certain developments in markets served by us have created growth opportunities for suppliers of plastic parts. Efforts to reduce weight, enhance design flexibility and reduce costs have resulted in the substitution of plastic for wood, glass, paper, metal and other materials in numerous applications. In addition, original equipment manufacturers are continuing to outsource not only the manufacture but also the design, engineering and assembly of plastic parts to qualified suppliers. Original equipment manufacturers are consolidating their purchases with larger, integrated component suppliers that possess full-service capabilities for all functions from mold design through post-molding assembly and finishing operations. We believe that our technical expertise with respect to plastic resins and injection molding technology, and our capacity for full service, high-quality response to the needs of customers will enable us to grow as a result of these market dynamics.

Markets and Products

We produce plastic parts for customers that operate principally in four markets: automotive, heavy truck, office furniture, appliance and consumer goods. These components include, but are not limited to, automotive interior and exterior trim parts, wheel covers, grilles, door panels, heavy truck grilles and motor baffle covers, office chair components, waste receptacles and home appliance parts. The Company also provides program management, industrial design, engineering, prototyping and tooling from concept through delivery of complete assemblies.

Operations

We are a plastics engineering services company that seeks to provide our customers with rapid prototyping and design models, mold design and engineering services, mold manufacturing, plastic injection molding, and post-molding assembly and finishing operations.

At our Technology Center in Jenison, Michigan, we produce concept models, appearance models, engineering prototypes and pre-production samples. This facility is equipped with modern design and machining equipment, including
CAD/CAM systems, translators and plotters, electrical discharge machining equipment and miscellaneous support equipment.

We also design, engineer and construct molds used to produce thermoplastic components. Our mold production capacity is generally devoted to the production of molds to be used by us for the production of injection molded components for our customers. In substantially all cases, the customer owns the mold, but we retain possession for production. Through the many projects undertaken at our Technology Center, we have gained experience with nearly all resins currently in use for injection molding. This expertise combined with our injection molding production experience enables us to provide innovative solutions for our customers.

We have six facilities that are full service custom injection molding plants with post-molding secondary operations. On March 16, 2001, we announced the closing of one of these facilities that will be completed by the end of the second quarter of 2001. The remaining facilities collectively house 155 horizontal injection molding machines with capacities ranging from 55 tons to 5,000 tons of clamping force. Each machine utilizes a computerized process controller that continuously monitors key process parameters on a real time basis and signals the operator if any parameter falls outside predetermined statistical limits. The injection molding process is supported by automated systems for raw material drying, conveying and regrinding. All of our plants have received QS 9000 certification.

We offer our customers value added post-molding secondary services, including ultrasonic inserting and welding, heat staking, solvent bonding, finishing, machining, assembly and on-line packaging. These important services support the customers' requirements for subassembled components, which provide cost savings and manufacturing efficiencies.

Sales and Marketing

We currently market our services on a national basis through both a direct sales force and a limited number of outside sales representatives. We plan to continue to aggressively pursue manufacturers in the industries in which we have chosen to operate.

We maintain an in-house sales and engineering staff which assists in the design of products to customer specifications, designs molds to produce those products and oversees the construction of necessary molds. Our "program management" concept promotes early involvement with customers' engineers to assist with
product  and  tooling  design  and  the  establishment  of  acceptable   quality
standards.

Customers

Approximately 49% of our 2000 sales were automotive and heavy truck products and approximately 33% of our 2000 sales were appliance products. In 2000, we had two customers that accounted for approximately 62% of consolidated net sales. Because of the importance of new vehicle and truck sales by the major automotive and truck manufacturers to our operations, the business is affected by general business conditions in those industries. Our operations are also dependant to a certain degree on the general economic climate in the appliance and other markets in which we sell product. Our customers generally place orders for goods based on their production requirements for the following three to four months, with a non-binding estimate of requirements over six to twelve months. Management believes that the relatively long production cycles for our customers make these estimates reliable.

Competition

The national plastic injection-molding industry is highly fragmented and characterized by intense competition. Our actual competitive market, however, is regional due to the significant impact of freight costs. Within the region where we operate, there are many suppliers of plastic injection molded components. We believe that none of our competitors have a dominant position in the market, although some of them have, or may have, greater financial and other resources than we do. We believe that our ability to compete depends primarily upon our customer service, including timely delivery and engineering/design capabilities; product quality and durability; and competitive pricing.

We believe that our primary competitive strengths include our ability to provide technologically advanced design and manufacturing services, to hire and retain experienced product managers and a skilled manufacturing work force, to maintain superior product quality and to deliver finished products on a just-in-time or scheduled lead time basis.

Suppliers and Raw Materials

The primary raw materials used to produce the majority of our products are plastic resins, primarily polycarbonate, polyethylene and polystyrene. Thermoplastic resins soften when heated and harden again when cooled. We select our suppliers primarily on the basis of quality, price, technical support and service. However, in many instances, the customer specifies the suppliers that we must use. Virtually all of the plastic resins used in our operations are manufactured within the United States. Although the plastics industry has from time to time experienced shortages of plastic resins, to date we have not experienced any difficulties with shortages. We believe that there are adequate vendor sources available to meet our raw material needs.

Our financial performance is dependent to a substantial extent on the plastic resin market. The primary plastic resins used by us are produced from petrochemical feedstock mostly derived from natural gas liquids. Supply and demand cycles in the petrochemical industry, which are often impacted by OPEC policies, can cause substantial price fluctuations. Consequently, plastic resin prices may increase as a result of changes in natural gas liquid prices and the capacity, supply and demand for resin and petrochemical feedstock from which they are produced.

We are not a significant purchaser of plastic resin in the United States and, therefore, are not able to achieve significant discounts from market prices for volume purchases. However, a common arrangement with some of our largest customers is to purchase raw materials under contracts with terms that have been negotiated by the customer.

In many instances we have been able to pass through changes in the cost of our raw materials to customers in the form of price increases. However, there is no assurance that we will be able to continue such pass throughs, or that the timing of such pass throughs will coincide with our increased costs. To the extent that increases in the cost of plastic resin cannot be passed on to customers, or that the duration of time lags associated with a pass through becomes significant, such increases may have an adverse impact on our gross profit margins and the overall profitability.

Environmental and Safety Matters

Our operations are subject to certain federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. While historically we have not had to make significant capital expenditures for environmental compliance, we cannot predict with any certainty our future capital expenditures for environmental compliance because of continually changing compliance standards and technology.

We routinely monitor environmental compliance at our manufacturing facilities. The cost of such compliance has not been significant. We are not currently subject to any environmental proceedings. During 2000, we did not make any material capital expenditures for environmental control facilities, nor do we anticipate any such expenditures in the near future. Actions by federal, state and local governmental agencies concerning environmental matters could result in laws or regulation that could increase the cost of producing the products manufactured by us or otherwise adversely affect the demand for our products.

We do not have insurance coverage for environmental liabilities and do not anticipate obtaining such coverage in the future.

Employees

As of April 12, 2001, we had approximately 775 full-time employees, respectively. None of our employees are represented by a union. We believe that our future success will depend on our ability to continue recruiting, retaining and motivating qualified personnel at all levels within the company. We consider our relations with employees to be good.

Patents, Trademarks, Licenses, Etc.

We do not own any patents, registered trademarks or licenses, although we claim certain common law trademark rights. In general, we rely on our technological capabilities, manufacturing quality control and know-how, rather than patents, in the conduct of our business.

Seasonality

Our business is not especially seasonal, however, production output is affected by holidays, vacations and available workdays. Our business may be subject to significant quarterly and annual fluctuations.

Research and Development

Our research and development costs during the last two years have not been significant.

ITEM 2.  DESCRIPTION OF PROPERTY.

The following table provides information regarding our principal facilities at April 12, 2001.

     Location                           Square Footage          Leased/Owned       Description of Use
     --------                           --------------          ------------       ------------------
Caledonia, Michigan                         86,000                 Leased          Manufacturing
Greenville, Michigan (2)                   190,000                 Owned           Manufacturing
Holland, Michigan                            1,000                 Leased          Executive office
Jenison, Michigan                           23,000                 Leased          Engineering, design,
                                                                                   sales and tool making
South Haven, Michigan                      110,000                 Owned           Manufacturing
Montpelier, Ohio                           164,000                 Owned           Manufacturing
Anderson, South Carolina                   131,000                 Owned           Manufacturing

Our buildings, machinery and equipment have been well maintained, are in good operating condition, and are adequate for current production requirements.

On March 16, 2001, we announced the closing of one of our manufacturing facilities in Greenville, Michigan. The facility comprised 136,000 square feet. The plant closing will result in the transfer of employees and related production to our other facilities. Management expects to take a nonrecurring pre-tax charge for the closing of approximately $1.5 million to cover various exit costs and anticipated losses on the sale of the property, plant and certain equipment. The closing activities are expected to be completed by the end of the second quarter of 2001.


ITEM 3.  LEGAL PROCEEDINGS.

We are not currently involved in any material lawsuits. We are subject to claims and litigation in the ordinary course of our business, but do not believe that any such claim or litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flow.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None during the fourth quarter of the fiscal year covered by this report.

CERTAIN FACTORS

Described below are certain risks that we face. The risks described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business operations. Our business, operating results or financial condition could be materially adversely affected by, and the trading price of our common stock could decline due to, any of these risks.

This Report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described below and elsewhere in this Report. You should not place undue reliance on these forward-looking statements.

We are dependent on certain key customers. The loss of any such customer would have a material adverse effect on our results of operations and financial condition.

Our revenues are dependent upon the expenditures of a small number of key customers. Our two largest customers accounted for approximately 62% of our revenues in fiscal year 2000. We expect that this customer concentration will continue for the foreseeable future. Our customer relationships are not based upon long contracts, and our customers may discontinue purchases of our products upon short notice.

Our success is dependent on continued growth in the automotive, heavy truck, office furniture, consumer goods markets, and our revenues will be reduced if there are reductions in such growth.

Our revenues are heavily dependent on customers in the automotive, heavy truck, office furniture, appliance and consumer goods industries. We expect that this will be true for the foreseeable future. During the fourth quarter of 2000 and the first quarter of 2001, the U.S. economy has experienced a slowdown in manufacturing activity. In particular, several of the industries we serve, such as automotive and heavy truck, are currently enduring dramatic reductions in orders. If the rate of growth continues to slow or if we experience negative growth, our business and results of operations could be adversely affected. Even if sales by our major customers remain strong, our results of operations may be less than we anticipate if sales to other customers do not grow or grow slower than anticipated. Similarly, unfavorable market reaction to the industry in general or the results of operations reported by our customers may cause a corresponding decline in the market price for our securities.

We have  incurred  significant  net losses in each of the past two years and are
highly  leveraged.   We  must  be  successful  in  achieving  several  operating initiatives to reduce costs and improve future profitability.

We have incurred significant net losses in each of the past two years and are highly leveraged. We are also experiencing liquidity constraints. As of December 30, 2000, we did not have additional borrowing capacity under our revolving credit facility. We have also experienced delayed customer payments on outstanding accounts receivable, which has in turn caused us to extend payment periods to our vendors. Current market conditions in two of the industries we serve, heavy truck and automotive, indicate that a decline in overall unit sales for OEMS can be expected in 2001 as compared to 2000. This anticipated decline in OEM sales could result in adverse financial conditions that may be experienced throughout the supply chain within these industries, and therefore, could negatively affect our operations in 2001. We have negotiated an Amended Senior Credit Agreement that extended additional credit to us, and the holders of our senior subordinated term debt and certain promissory notes have deferred 2001 and certain 2002 interest payments. Further, the Amended Senior Credit Agreement precludes preferred stock dividend payments in cash through April 30, 2002 unless specifically approved by the senior lenders. Finally, investors agreed to infuse additional capital into the Company. We are also aggressively pursuing several operating initiatives to reduce costs and profitability, which if not successful, could have a negative impact on our current liquidity position. Refer to the Liquidity and Capital Resources section of Management's Discussion and Analysis for a more detailed discussion.

Our growth strategy depends in part on making successful acquisitions or mergers and the failure to make successful acquisitions or mergers could have a negative impact on our competitiveness. Additional acquisitions may expose us to new liabilities.

As part of our strategy, we will seek further growth through acquisitions of, or mergers with, other companies engaged in the same or similar lines of business to stay competitive with our increasingly larger competitors or to enhance our position in our core areas of operation. This strategy entails risks that could negatively affect our results of operations or financial condition. These risks include:

    -   unidentified liabilities of the companies we may acquire or merge with;

    - the possible inability to successfully integrate and manage acquired operations and personnel;

    - the potential failure to achieve the economies of scale or synergies sought; and

    - the diversion of management's attention away from other ongoing business concerns.

In addition, we may not be able to identify attractive acquisition or merger opportunities and might not be able to make acquisitions or mergers on attractive terms. We might also be required to record significant amortization expenses related to goodwill or other intangible assets in connection with possible future acquisitions.

Significant capital investments may be necessary to achieve our growth plans, which may reduce earnings and negatively affect the value of our common stock.

Our growth plans may require significant capital investments, in particular, in relation to any major acquisitions that we may undertake in the future. Our ability to meet these capital requirements depends on numerous factors such as the availability of funds from operations and access to additional debt and equity financing. No assurance can be given that the necessary funds will be available. The amended senior and subordinated debt facilities place limits on capital expenditures by quarter during the terms of the related agreements.
Moreover, incurrence of additional debt financing may involve restrictive covenants that could negatively affect our ability to operate the combined business in the desired manner, and raising additional equity may be dilutive to shareholders. The failure to obtain funds necessary for the realization of our growth plans could prevent us from realizing our growth strategy and, in particular, could force us to forgo acquisition opportunities that may arise in the future. This could, in turn, have a negative impact on our competitive position.

We must keep pace with rapid technological change, market conditions and industry developments to maintain or grow our revenues.

The product markets of our customers are characterized by rapid change and technological improvements. Our future success will depend in part on our ability to enhance our current product offerings to keep pace with technological developments and to address increasingly sophisticated customer needs. We may not be successful in developing and marketing in a timely manner products that respond to the technological advances by others, and our products may not adequately or competitively address the needs of the changing marketplace.

Our operating results may suffer because of competition in the plastic injection molding industry.

The plastic injection molding industry is highly competitive and is served by numerous companies. Some of these competitors may have equal or significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition than we do. We believe that the principal competitive factors in our market include integrated operations, short lead-time mold delivery, product quality, pricing and expertise in new and evolving technologies. We may not be able to compete effectively on these or other bases, and, as a result, we may not be able to maintain our current customer relationships or develop new customer relationships.

We may not be able to hire or retain a sufficient number of qualified personnel to sustain our growth.

Our future success will depend on our ability to attract and retain additional highly skilled technical personnel. Highly skilled employees are in great demand. Competition for such personnel is intense, and we may be unable to attract sufficiently qualified individuals in adequate numbers to meet the demand for our services. An inability to hire an adequate number of individuals could limit our ability to take on additional projects.

We may face high costs for compliance with and clean-up under environmental laws and regulations, which would reduce profit margins and earnings.

We are subject to various environmental laws and regulations in the jurisdictions in which we operate, governing, among other things, different forms of production discharges and emissions. The risk of substantial environmental costs and liabilities is inherent in industrial operations, including the plastic parts industry. We could incur significant costs and liabilities in the future including those resulting from the adoption of increasingly strict environmental laws, regulations and enforcement policies which might result in substantially increased costs and liabilities in the future. Higher regulatory, environmental and similar costs would reduce our profit margins and earnings. We do not have insurance coverage for environmental liabilities and do not anticipate obtaining coverage in the future.

Our business operations could be significantly disrupted if we lose members of our management team.

We believe that our success depends to a significant degree upon the continued contributions of our executive officers and other key personnel, both individually and as a group. Our future performance will be substantially dependent on our ability to retain and motivate them. The loss of the services of any of our executive officers could prevent us from executing our business strategy.

We are a supplier of parts rather than end products. Accordingly, our success is dependent on the outsourcing by our customers of the design, engineering and manufacture of plastic parts for our current revenues and future growth.

If existing outsourcing from our current customers was stopped, our business, including our results of operations and financial condition, would be adversely affected. Furthermore, our growth is dependent on the continued trend by original equipment manufacturers, particularly in the automotive and heavy truck industry, to outsource their manufacturing needs for plastic and related parts. If original equipment manufacturers or companies providing them with assembled products were to perform more manufacturing services themselves, our revenues may decline and our business and results of operations would be harmed.

Consumer preferences or technological advances could reduce the utilization of plastic injection molded parts which would have an adverse effect on us.

Consumer trends and preferences have significant influence on the choice of materials utilized in the manufacture of some of the parts we supply. For example, chrome or other metals can be substituted for plastic strictly as a marketing decision unrelated to functionality of the part. If either consumer demand for non-plastic parts or new technological developments leading to lower cost substitutes for plastic parts cause our customers to switch to non-plastic materials our sales and/or revenues could decrease and our costs, as a percent of sales could increase. Furthermore, we could find it necessary to expand into the production of non-plastic parts to maintain our market share. This could give rise to new production or operational risks, which could include risks associated with using new or unfamiliar technology. Such risks, even if inherent in the adoption of any new technology or production processing, could affect our costs of production, efficiency, quality control or the integration of such new operations with our existing operations.

Forward-looking statements in this document may prove inaccurate.

This document contains forward-looking statements about our company that are not historical facts but, rather, are statements about future expectations. When used in this document, the words "anticipates," "believes," "expects," "intends," "should" and similar expressions as they relate to us, or to our management, are intended to identify forward-looking statements. However, forward-looking statements in this document are based on management's current views and assumptions and may be influenced by factors that could cause actual results, performance or events to be materially different from those projected. These forward-looking statements are subject to numerous risks and uncertainties. Important factors, some of which are beyond our control, could cause actual results, performance or events to differ materially from those in the forward-looking statements. These factors include those described above under "Certain Factors" and:

    -   the impact of general economic conditions in North America;

    - industry conditions, including competition and fluctuation in prices for our products and the raw materials used to make them;

    -   changes in laws and regulations;

    -   fluctuation in interest rates; and

    -   access to capital markets.

Our actual results or performance could differ materially from those expressed in, or implied by, these forward-looking statements and, accordingly, we cannot predict whether any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do, what impact they will have on our results of operations and financial condition.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

During 1999, our Common Stock was quoted on the OTC Bulletin Board under the symbol CLTC. On February 29, 2000 we received approval from The NASDAQ-Amex Market Group for listing of our Common Stock on the NASDAQ SmallCap Market effective March 2, 2000 under the symbol CLAR.

We consider our Common Stock to be thinly traded, therefore, any reported bid or sale price may not reflect a true market-based valuation. The following table sets forth the range of high and low bid prices for our common stock for the periods indicated:

                                         High                    Low
1999                                     ----                    ---
     First Quarter                      $8.062                  $2.687
     Second Quarter                      8.250                   4.250
     Third Quarter                       7.375                   5.750
     Fourth Quarter                      6.812                   1.750

2000
     First Quarter                       7.125                   4.000
     Second Quarter                      4.938                   3.406
     Third Quarter                       4.125                   2.875
     Fourth Quarter                      3.875                   1.063

The foregoing quotations represent inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain our earnings to finance operations and future growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, a) our Amended Senior Credit Agreement entered into with LaSalle Bank National Association, a national banking association, Bank One, Michigan, a Michigan banking corporation, and Comerica Bank, a Michigan banking corporation and b) our senior subordinated loan agreement dated as of July 21, 2000, entered into with William Blair Mezzanine Capital Fund III, L.P., both prohibit the payment of dividends on our common stock.

We also have issued and have outstanding 1,962,750 shares of convertible preferred stock. Dividends accrue at the rate of 14% per annum on the convertible preferred and are cumulative. In 2000, we paid preferred stock cash dividends in the amount of $2.1 million. As of December 30, 2000, we had declared and paid all accrued dividends on the convertible preferred. Approximately $.6 million in dividends has been accrued since December 30, 2000 that have not been paid. On April 6, 2001, the dividend rate was decreased to 12% from the previous stated rate of 14%. The rate will increase back to 14% and then 16% if the preferred stock is not redeemed by March 31, 2003 or 2004, respectively. The dividend is payable in either cash or common stock, at our option; however, the Amended Senior Credit Agreement precludes cash dividend payments through April 30, 2002 unless approved by the banks. The preferred stock has a mandatory redemption date of March 31, 2003, subject to any existing contractual agreements that may prohibit such redemption.

As of April 12, 2001, the approximate number of stockholders of record of Common Stock was 495.

During the fiscal year ended December 31, 2000, we sold unregistered shares of our Common Stock in the following transactions:

In May, we issued 25,000 shares of Common Stock pursuant to the exercise of stock options. The securities were issued at a price of $3.25 per share pursuant to Section 4(2) of the Securities Act of 1933k, as amended. There were no underwriters involved in the transaction.

During the three months ended April 1, 2000, we sold options to acquire 4,000 shares of convertible preferred stock for cash at an aggregate price, inclusive of exercise price, of $32,000). The private offering to accredited investors only was conducted pursuant to Rule 506 promulgated under Regulation D of the Securities Act of 1933, as amended.

In February, we issued 2,000,000 shares of Common Stock as consideration for our acquisition of substantially all of the assets of Drake Products Corporation. The securities were issued pursuant to Section 4(2) of the Act. There were no underwriters involved in the transaction.

In February, we issued stock warrants for the purchase of 375,000 shares of Common Stock as consideration for the personal guarantees of $12 million of debt issued in connection with the acquisition of Drake.

In March, we issued 10,000 shares of Common Stock pursuant to an employment agreement. The securities were issued at an agreed value of $1.000 per share pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

In April, we issued 4,000 shares of Common Stock as consideration for services rendered. The securities were issued for an aggregate consideration of $8,000 pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

In June, we issued 7,000 shares of Common Stock as consideration for services rendered. The securities were issued for an aggregate consideration of $28,000 pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

In June, we issued 42,241 shares of Common Stock as consideration for services rendered. The securities were issued for an aggregate consideration of $84,482 pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

In July, we issued 270 shares of Common Stock in connection with certain public relations activities. No consideration was received for the securities, which were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

In July, we issued a stock warrant for the purchase of 2,847,797 shares of Common Stock at a price of $.0001 per share to the William Blair Mezzanine Capital Fund III, L.P. The securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

In August, the William Blair Mezzanine Capital Fund III, L.P. exercised its right to purchase 2,847,797 shares of Common Stock at a price of $.0001 per share. The securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

In August, we issued 9,500 shares of Common Stock to two outside directors as consideration for services rendered. The securities were issued at an agreed value of $1.875 per share pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

In August, we issued 15,625 shares of Common Stock pursuant to an employment agreement. The securities were issued at an agreed value of $1.875 per share pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

In August, we issued 20,000 shares of Common Stock as consideration for services rendered. The securities were issued at an agreed value of $1.875 per share pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

In September, we issued 50 shares of Common Stock in connection with certain public relations activities. No consideration was received for the securities, which were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

In November, we issued 50 shares of Common Stock in connection with certain public relations activities. No consideration was received for the securities, which were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

In December, we issued 3,000 shares of Common Stock as consideration for services rendered. The securities were issued for an aggregate consideration of $12,000 pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

OVERVIEW

This Management's Discussion and Analysis should be read in conjunction with our Consolidated Financial Statements, Notes to Consolidated Financial Statements, and the Cautionary Statement for Forward-Looking Information included elsewhere in this annual report.

We are a full-service custom injection molder, providing services to a diverse base of customers in the automotive, heavy truck, office furniture and consumer goods industries.

We have grown rapidly over the past two years through several acquisitions. This growth has had a significant impact on our results of operations and is an important factor in explaining the changes in operations between 2000 and 1999.

As described in Note 2 of the Notes to Consolidated Financial Statements, on July 21, 2000, we acquired the net working capital of Small Parts - NAPCO, L.L.C. ("Small Parts"), a manufacturer of plastic injection molded parts. The cash purchase price, including transaction related costs, was $3.5 million. We did not acquire any equipment or real estate in this transaction and transferred the Small Parts business to other of our existing operating locations.

On February 1, 2000, we acquired substantially all of the assets of Drake Products Corporation ("Drake"), a full-service plastic injection molding firm with locations in Greenville, Michigan, and Anderson, South Carolina. Consideration issued in the transaction included 2,000,000 shares of Clarion common stock with a fair value of $3.8 million, cash in the amount of $25.6 million and the issuance of two subordinated promissory notes totaling $5.1 million. In related transactions, we acquired the real property used by Drake for $2.6 million in cash and the issuance of a $1.0 million promissory note.

Both the Small Parts and Drake transactions were recorded as purchases, and accordingly, 2000 results include operations of Small Parts and Drake since their respective dates of acquisition.

In 1999, we entered into two business combinations that were accounted for as poolings of interests. In April, we acquired Mito Plastics, Inc. a full-service product development company providing program management, industrial design, engineering, prototyping and tooling services, by exchanging 310,000 shares of our common stock. In August, we acquired Wamar Tool & Machine Co., a fully equipped mold making and mold repair firm that serves the plastic injection molding industry, in exchange for 200,000 shares of our common stock. These acquisitions were reported as though the companies were combined with us as of the beginning of 1999.

We made two other acquisitions in 1999 that were accounted for under the purchase method of accounting. In August, we acquired Wamar Products, Inc. ("Wamar Products"), a plastic injection molder and assembler of plastic component and finished products, for $7.0 million in cash and 200,000 shares of our common stock with a fair value of $0.8 million. In September, we acquired Double J Molding, Inc. ("Double J"), a tier two automotive supplier of plastic injection molded parts, for 850,000 shares of our common stock with a fair value of $3.4 million. In a related transaction, we also acquired the Double J real estate for $2.0 million in cash and assumed $1.3 million of debt on the property. Accordingly, 1999 results include the operations of Wamar Products and Double J since their respective dates of acquisition.

During the fourth quarter of 2000 and the first quarter of 2001, the U.S. economy has experienced a slowdown in manufacturing activity. In particular, several of the industries that we serve, such as automotive and heavy truck, are currently enduring dramatic reductions in orders. We have already felt the impact of this downturn and expect these conditions to continue in the near term. In response to these conditions, management has negotiated new terms for our senior and subordinated debt facilities, has amended the terms of our convertible preferred stock and is taking operational actions to improve our liquidity and profitability. These actions are detailed in the Liquidity and Capital Resources section below.

RESULTS OF OPERATIONS

The table below outlines the components of our Consolidated Statement of Operations as a percentage of net sales:

                                                                 Year ended                 Year ended
                                                             December 30, 2000           December 31, 1999
                                                           -----------------------     ----------------------
          Net sales                                              100.0%                      100.0%
          Cost of sales                                           88.9%                       96.7%
                                                                -------                     -------
               Gross profit                                       11.1%                        3.3%
          Selling, general and administrative expenses            10.2%                       48.8%
          Impairment and other nonrecurring charges                1.9%                          -
                                                                -------                     -------
               Operating income (loss)                            (1.0%)                     (45.5%)
          Other income (expense)                                  (6.7%)                      (5.3%)
                                                                -------                     -------
                Loss before income taxes                          (7.7%)                     (50.8%)
          Provision for income taxes                                .4%                         .4%
                                                                -------                     -------
               Net loss                                           (8.1%)                     (51.2%)
                                                                =======                     =======

Net Sales

Net sales for 2000 were $117.4 million, an increase of $89.3 million, or 317.8%, over net sales of $28.1 million for 1999. The increase is primarily the result of additional volumes associated with the Small Parts and Drake acquisitions occurring in 2000 and a full year of operations for the Wamar and Double J businesses acquired in 1999. Additionally, we experienced increased sales in our mold manufacturing business during 2000. No significant price increases were received from customers during 2000.

Gross Profit

Gross profit as a percentage of net sales in 2000 was 11.1% compared to 3.3% in 1999. The increased gross profit was primarily attributable to margins generated by the Drake operations acquired in February 2000 and the Wamar and Double J operations acquired in the third quarter of 1999. Partially offsetting this increase in gross profit percentage in 2000 was the lower than anticipated gross margin achieved by the Small Parts operation and our Montpelier facility.

We have terminated relationships with certain customers obtained in connection with the Small Parts acquisition and are continuing to review the remaining business to determine its long-term contribution to our operating results. In the fourth quarter of 2000, we recorded an impairment charge related to goodwill recognized in connection with this transaction because current operating levels indicate that this long-lived asset was no longer recoverable.

We have yet to achieve anticipated sales volumes in our Montpelier facility. One major program anticipated to launch during the fourth quarter of 2000 was delayed until the first quarter of 2001. As a result, gross profits are still being negatively affected by the under-absorption of overhead costs at the Montpelier facility.

Selling, General and Administrative Expenses

Selling, general and administrative expenses declined from $13.7 million in 1999 to $12.0 million in 2000. As a percentage of sales, expenses decreased from 48.8% in 1999 to 10.2% of net sales in 2000. During 1999, we were building infrastructure in anticipation of volumes that were achieved in 2000. During this growth phase, we incurred additional costs as corporate staffs were consolidated. In 2000, we were successful in leveraging this consolidation across our operating units, including the Drake operations acquired in February 2000. Additionally, redundant administrative positions were eliminated that favorably affected selling, general and administrative expenses in 2000.

Impairment and Other Nonrecurring Charges

In 2000, we incurred impairment and other nonrecurring charges totaling $2.3 million related to our Small Parts operation as a result of the termination of certain customer relationships and other transition activities.

Other Income (Expense)

Other expense increased $6.4 million to $7.9 million in 2000 compared to $1.5 million in 1999. Substantially all of this increase is attributed to interest expense. Interest expense increased $7.0 million to $8.0 million in 2000 compared to $1.0 million in 1999. This increase is due primarily to higher debt levels and the amortization of deferred financing fees paid in connection with financing activities. Outstanding long-term debt increased to $67.5 million at the end of 2000 compared to $23.7 million at the end of 1999.

Income Taxes

Our 2000 and 1999 effective income tax rates differed from the federal statutory rate primarily due to nondeductible goodwill amortization, the effect of Michigan Single Business Tax, and fully reserving the future federal income tax benefits associated with net deferred income tax assets, which are comprised primarily of net operating loss carryforwards. The income tax benefits associated with these net operating loss carryforwards are currently not reasonably assured until we sustain profitable operations and certain change in control considerations are resolved.

Net Loss

Net loss in 2000 decreased to $9.5 million as compared to $14.4 million, in 1999. After considering preferred stock dividend requirements, the net loss attributable to common shareholders was $11.7 million ($0.54 per share) in 2000 as compared to $14.9 million ($0.88 per share) in 1999. The lower loss in 2000 is the result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, we had total cash balances of $4.7 million and working capital of $0.8 million compared to $6.6 million of cash and working capital of $5.7 million at December 31, 1999. Accounts receivable increased by $9.1 million (95.8%) from $9.5 million at December 31, 1999 to $18.6 million at December 30, 2000. Inventories increased by $1.6 million (43.3%) over the same period. These increases reflect the higher volume of business conducted by us in 2000 as compared to 1999 and the working capital obtained with the acquisitions completed in 2000. Net cash used in operating activities was $2.9 million in 2000, which was an $11.1 million improvement over the $14.0 million of net cash used in 1999. The improvement in operating cash flows used in operations was favorably impacted by the 2000 acquisition of Drake and the efforts to improve cash flow from the other businesses acquired over the past two years.

Investing activities consisted primarily of business acquisitions and capital expenditures in 2000 and 1999. We used $7.9 million for capital expenditures in 2000 compared to $14.0 million in 1999. Capital expenditures in 2000 consisted primarily of new molding equipment and investments in plant automation. The most significant capital expenditure during 1999 consisted of $11.3 million for the building and equipment at our newly constructed Montpelier facility. During 2000, we acquired Drake and Small Parts and used $31.7 million of cash as compared to the $6.2 million of cash used in 1999 for the Double J and Wamar Products business acquisitions.

Financing activities provided $40.6 million of net cash in 2000 as compared to $36.6 million in 1999. As discussed in Note 3 to the consolidated financial statements, we entered into two significant credit agreements in 2000, a $53.0 million senior credit facility and a $30.0 million subordinated debt facility. These credit facilities were used for business acquisitions and to refinance other revolving credit and term debt agreements. Financing activities also included the use of cash totaling $2.1 million in 2000 and $0.1 million in 1999 for preferred stock dividends. We also raised $22.2 million of equity capital in 1999.

As shown in the consolidated financial statements, we incurred significant net losses in each of the past two years and are highly leveraged. At December 30, 2000, we are also experiencing liquidity constraints as noted by the full use of our borrowing capacity under our revolving credit facility and delayed customer payments on outstanding accounts receivable, that have in turn caused us to extend payment periods to our vendors. In addition, current market conditions in two of the industries we serve, heavy truck and automotive, indicate that a decline in overall unit sales for OEMs can be expected in 2001 as compared to 2000. This anticipated decline in OEM sales could result in adverse financial conditions that may be experienced throughout the supply chain within these industries, and therefore, could negatively affect our operations in 2001. We are also in violation of various debt covenants under our senior and subordinated debt agreements.

In response to existing debt covenant violations and in anticipation of continued tight liquidity, we have negotiated a comprehensive restructuring of our senior and subordinated credit facilities and convertible preferred stock. Management believes that this restructuring, combined with operational changes, will provide us with sufficient capital resources to meet our needs through the coming year, reduce past due amounts owed to our vendors and satisfy the restructured debt service requirements. The details of the restructuring and operational activities are summarized below.

Effective April 17, 2001, we negotiated an amendment to our senior credit facility that provides for the following:

    - The maturity of the facility has been amended from February 28, 2003 to April 30, 2002.

    - The credit facility, prior to amendment, provided for principal payments of $0.3 million per month until February 28, 2002 and $0.4 million monthly thereafter. The amendment provides for principal payments at various times between July 1, 2001 and December 31, 2001 totaling $0.3 million. This change will have a net positive impact on our cash flow for 2001 of $2.7 million.

   - Interest rate margins have been increased by 0.25% and 0.75% for borrowing under the prime rate option for revolving credit and term loans, respectively, and by 1.0% for term loan borrowings under the LIBOR option. The actual impact of this change is not known, but we have estimated that the additional interest expense could approximate $0.4 million for 2001.

   - The banks have provided us with an additional $1.0 million term loan that will be due in full at maturity of the credit facility on April 30, 2002. This term loan provides immediate additional liquidity and is guaranteed by one of our Directors. A warrant to purchase common stock will be issued to the Director in consideration for this guarantee.

     - The revolving credit limit has been increased from $15.0 million to $17.0 million, subject to an asset-based borrowing calculation. This increase will provide us with up to $2.0 million of additional liquidity depending on inventory and accounts receivable levels.

     - All prior covenant violations and default remedies have been waived through April 30, 2002, and covenants have been reset for the remainder of the term of the credit facility.

On April 17, 2001, we also negotiated an amendment to our subordinated credit facility that provides for the following:

     - Interest payments from March 31, 2001 will accrue, but not be paid prior to the maturity of the senior credit facility on April 30, 2002. The cash impact in 2001 will be a reduction of cash interest in the amount of $3.6 million. This deferred interest will remain a future obligation of ours. During the period of interest deferral, the interest rate will increase to 15.0%. The interest rate will return to 12.0% upon payment of the deferred interest.

     - An additional $3.0 million of capital will be funded by the original subordinated lender and certain of our Directors and executive officers through this amended credit facility. In addition to cash interest as provided under the subordinated credit agreement, the providers of this capital received a warrant to purchase 3.0 million shares of Clarion common stock for $.0001 per share. The warrant expires 10 years from the date of issuance.

     -    All  prior  covenant   violations  and  default   remedies  have  been
          permanently waived and covenants have been reset for the remainder of the term of the credit facility.

We have outstanding subordinated seller notes payable in the amount of $3.0 million at December 30, 2000. Interest on these notes accrues at the rate of 12% per annum with payments scheduled on a monthly or quarterly basis. For the remaining term of the amended senior credit facility, interest on these seller notes will continue to accrue, but payment will be deferred. This will have a positive impact on 2001 cash flow of approximately $0.4 million.

Effective April 6, 2001, the terms of our convertible preferred stock were amended. The dividend rate on the outstanding stock has been reduced to 12% from 14% and dividends, at our option, may be paid in either common stock or cash. However, the amended senior credit agreement does not allow for such cash dividend payments prior to April 30, 2002 unless approved by the lenders. This dividend change will provide $2.2 million of cash for other operating and financial purposes in 2001.

In addition to changes in our outstanding financing agreements, management is aggressively pursuing several operating initiatives to reduce costs and improve future profitability and cash flow. Management has initiated plans to reduce our overhead cost structure in 2001 and continue to better leverage the purchasing power of consolidated operations with our vendors. Since November 2000, we have also reduced production and administrative staff levels. In addition, Management has also undergone a review of our current production programs and is committed to eliminating unprofitable product lines, requesting price increases from selected customers and eliminating excess manufacturing capacity. Specifically, we announced the closing of one of our manufacturing facilities in Greenville, Michigan, and will move related production to other existing facilities. Further, we are considering the sale of one additional manufacturing facility and the potential sale-leaseback of some or all of our real estate. These various initiatives would generate cash that would be available for future operating needs and debt service, and certain of these items would reduce ongoing operating expenses.

Our primary cash requirements are for ongoing operating costs, working capital needs, capital expenditure requirements, business acquisitions and debt service obligations. These cash requirements have increased due to our growth and are expected to continue to increase as a result of future anticipated growth. Historically, our main sources of cash has been from the sale of equity securities and bank borrowings. We believe that cash generated from operations, together with amounts available under our revolving credit facility and other available financing sources, will be adequate to permit us to meet our cash requirements, although no assurance can be given in this regard. Changes in our economic condition or other unforeseen circumstances could cause these funds to not be available to meet our cash requirements.

In addition, we intend to pursue, as part of our business strategy, future growth through acquisitions that may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, we may be required to obtain additional debt or equity financing in connection with such transactions. There can be no assurance, however, that this additional financing will be available to us to fund these acquisitions, when and if needed.

Tax Considerations

We have net operating loss ("NOL") carryforwards for income tax purposes of $27.1 million that are available to offset future taxable income that expire in 2006 through 2020. However, there are federal tax laws that restrict or eliminate NOL carryforwards when certain changes of control occur. A 50% change of control, which is calculated over a rolling three-year period, may cause us to lose some or all of our NOL carryforward benefits. Due to the significant number of equity transactions that have occurred in recent years, we believe there may have been changes in control that might limit the future tax benefits from utilizing our NOL carryforwards. As we execute our strategy of growth through acquisitions, there may be transactions in the future that could result in changes in control. We cannot make any assurances that such transactions will not result in the loss of some or all of the NOL carryforward benefits.

Inflation

We do not believe that sales of our products are affected materially by inflation, although there can be no assurance that inflation will not affect sales in the future. We do believe that our financial performance could be adversely affected by inflation in the plastic resin market. The primary plastic resins we use are produced from petrochemical feedstock mostly derived from natural gas liquids. Supply and demand cycles in the petrochemical industry, which are often impacted by OPEC policies, can cause substantial price fluctuations. Consequently, plastic resin prices may increase as a result of changes in natural gas liquid prices and the capacity, supply and demand for resin and petrochemical feedstock from which they are produced.

In many instances we have been able to pass through changes in the cost of our raw materials to customers in the form of price increases. However, there is no assurance that we will be able to continue such pass throughs, or that the timing of such pass throughs will coincide with our increased costs. To the extent that increases in the cost of plastic resin cannot be passed on to customers, or that the duration of time lags associated with a pass through becomes significant, such increases may have an adverse impact on our gross profit margins and our overall profitability.


ITEM 7.  FINANCIAL STATEMENTS.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page
     Independent Auditors' Report........................................... 19
     Consolidated Balance Sheets............................................ 21
     Consolidated Statements of Operations.................................. 23
     Consolidated Statements of Shareholders' Equity........................ 24
     Consolidated Statements of Cash Flows.................................. 25
     Notes to Consolidated Financial Statements............................. 26

                         Report of Independent Auditors


Shareholders and Board of Directors
Clarion Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Clarion Technologies, Inc. and subsidiaries as of December 30, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating of the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clarion Technologies, Inc. and subsidiaries at December 30, 2000, and the consolidated results of their operations and their cash flows for the fiscal year then ended, in conformity with accounting principles generally accepted in the United States.


                                           /s/ Ernst & Young LLP


Grand Rapids, Michigan
April 17, 2001

                          Independent Auditor's Report




To the Board of Directors
Clarion Technologies, Inc. And Subsidiaries
Holland, Michigan

We have audited the accompanying consolidated balance sheet of Clarion Technologies, Inc. and Subsidiaries as of December 31, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clarion Technologies, Inc. and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                        /s/ Perrin, Fordree & Company, P.C.


Troy, Michigan
March 11, 2000

                   CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               December 30,           December 31,
                                                                                   2000                   1999
                                                                            -------------------    -------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $4,679,000             $6,560,000
   Accounts receivable, net of allowances of $980,000 in 2000 and
     $883,000 in 1999                                                             18,643,000              9,543,000
   Inventories                                                                     5,375,000              3,752,000
   Prepaid expenses and other current assets                                         549,000                706,000
                                                                            -------------------    -------------------
         Total current assets                                                     29,246,000             20,561,000

Property, plant and equipment:
   Land                                                                              991,000                315,000
   Buildings and improvements                                                     22,476,000             13,930,000
   Machinery and equipment                                                        43,725,000             30,343,000
   Furniture and office equipment                                                  4,440,000              4,098,000
   Construction in progress                                                        1,064,000                 53,000
                                                                            -------------------    -------------------
                                                                                  72,696,000             48,739,000
   Less accumulated depreciation                                                 (19,070,000)           (15,145,000)
                                                                            -------------------    -------------------
                                                                                  53,626,000             33,594,000
Other assets:
   Goodwill, net of accumulated amortization of $960,000 in 2000 and
     $212,000 in 1999                                                             27,341,000              5,567,000
   Deferred program costs                                                          2,398,000                529,000
   Deferred financing costs, net of accumulated amortization of $309,000
     in 2000                                                                       1,192,000
   Other                                                                               2,000                 63,000
                                                                            -------------------    -------------------
                                                                                  30,933,000              6,159,000
                                                                            -------------------    -------------------
                                                                                $113,805,000            $60,314,000
                                                                            ===================    ===================

                   CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  December 30,         December 31,
                                                                                      2000                 1999
                                                                                 ----------------    -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Line-of-credit borrowings                                                     $            -        $      87,000
   Accounts payable                                                                  21,013,000            8,395,000
   Accrued payroll and benefits                                                       2,177,000            2,641,000
   Accrued dividends                                                                    555,000              426,000
   Other current liabilities                                                          3,085,000            2,818,000
   Current portion of long-term debt                                                  1,580,000              463,000
                                                                                 ----------------    -----------------
         Total current liabilities                                                   28,410,000           14,830,000

Long-term debt, net of current portion                                               65,924,000           23,204,000
Other liabilities                                                                       250,000              737,000
                                                                                 ----------------    -----------------
         Total liabilities                                                           94,584,000           38,771,000

Value of common shares subject to redemption                                          2,550,000            2,550,000

Shareholders' equity:
   Preferred stock, $0.001 par value: 3,000,000 shares authorized; 1,962,750 and 1,958,750 shares issued and outstanding in 2000 and 1999,
     respectively; stated at liquidation value of $8.00 per share                    15,702,000           15,670,000
   Common stock, $0.001 par value: 40,000,000 shares authorized; 23,516,787 and 18,534,504 issued and outstanding in 2000 and 1999, respectively
                                                                                         24,000               19,000
   Additional paid-in capital                                                        33,201,000           23,820,000
   Accumulated deficit                                                              (32,256,000)         (20,516,000)
                                                                                 ----------------    -----------------
         Total shareholders' equity                                                  16,671,000           18,993,000
                                                                                 ----------------    -----------------
                                                                                   $113,805,000          $60,314,000
                                                                                 ================    =================

(  ) Denotes deduction.

See accompanying notes to consolidated financial statements.

                   CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Year ended
                                                      ----------------------------------------------
                                                         December 30,            December 31,
                                                             2000                    1999
                                                      --------------------    -------------------
Net sales                                                   $117,374,000            $28,059,000
Cost of sales                                                104,308,000             27,139,000
                                                      --------------------    -------------------
         Gross profit                                         13,066,000                920,000

Selling, general and administrative expenses                  11,958,000             13,685,000
Impairment and other norecurring charges                       2,299,000                      -
                                                      --------------------    -------------------
         Operating loss                                       (1,191,000)           (12,765,000)

Other income (expenses):
   Interest expense                                           (8,008,000)            (1,010,000)
   Interest income                                               114,000                 81,000
   Loss on sale of business and other assets                     (13,000)              (552,000)
                                                      --------------------    -------------------
                                                              (7,907,000)            (1,481,000)
                                                      --------------------    -------------------
         Loss before income taxes                             (9,098,000)           (14,246,000)

Provision for income taxes                                       438,000               126,000
                                                      --------------------    -------------------
         Net loss                                            $(9,536,000)          $(14,372,000)
                                                      ====================    ===================

Loss attributable to common shareholders                    $(11,740,000)          $(14,943,000)
                                                      ====================    ===================

Net loss per share of common stock:
   Basic                                                         $(.54)                 $(.88)
                                                      ====================    ===================
   Diluted                                                       $(.54)                 $(.88)
                                                      ====================    ===================

See accompanying notes to consolidated financial statements.

                   CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                ADDITIONAL
                             PREFERRED STOCK  COMMON STOCK   PAID-IN CAPITAL    ACCUMULATED DEFICIT       TOTAL
                             ---------------- ------------- ----------------   ---------------------  --------------
Balances at January 1,
 1999                          $         -     $  140,000    $ 13,257,000       $   (5,573,000)       $  7,824,000

Net loss                                 -              -               -          (14,372,000)        (14,372,000)
Adjustment to reflect
   change in par value of
   common stock                          -       (125,000)        125,000                    -                   -
Issuance of capital stock
   and warrants:
    For services rendered                -              -       1,093,000                    -           1,093,000
    Under employment
       agreements                        -              -           4,000                    -               4,000
    Business acquisitions                -          1,000       4,199,000                    -           4,200,000
    For cash                    15,670,000          3,000       6,567,000                    -          22,240,000
Reclassification of common
   shares subject to
   redemption                            -              -      (2,550,000)                   -          (2,550,000)
Stock-based compensation
   associated with
   issuance of stock
   options                               -              -       1,125,000                    -           1,125,000
Preferred stock dividends
   declared                              -              -               -             (571,000)           (571,000)
                             ---------------- ------------- ----------------   -------------------   ---------------
Balances at
   December 31, 1999            15,670,000         19,000      23,820,000          (20,516,000)         18,993,000

Net loss                                 -              -               -           (9,536,000)         (9,536,000)
Issuance of warrants to
   purchase common stock                 -              -       5,383,000                    -           5,383,000
Issuance of capital stock
   and warrants:
    For services rendered                -              -          94,000                    -              94,000
    Under employment
      agreements                         -              -          77,000                    -              77,000
    Business acquisitions                -          2,000       3,748,000                    -           3,750,000
    For cash                        32,000          3,000          79,000                    -             114,000
Preferred stock dividends
   declared                              -              -               -           (2,204,000)         (2,204,000)
                             ---------------- ------------- ----------------   --------------------  ---------------
Balances at
   December 30, 2000           $15,702,000        $24,000     $33,201,000         $(32,256,000)        $16,671,000
                             ================ ============= ================   ====================  ===============


(  ) Denotes deduction.

See accompanying notes to consolidated financial statements.

                   CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year ended
                                                                 ----------------------------------------
                                                                   December 30,          December 31,
                                                                       2000                  1999
                                                                 ------------------    ------------------
OPERATING ACTIVITIES
   Net loss                                                           $(9,536,000)         $(14,372,000)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                    6,562,000             1,948,000
       Loss on sale of business and other assets                           13,000               552,000
       Impairment and other nonrecurring charges                        2,299,000                     -
       Stock-based compensation expense                                        -              1,125,000
       Changes in operating assets and liabilities:
         Accounts receivable                                           (4,938,000)             (553,000)
         Inventories                                                     (620,000)             (847,000)
         Prepaid expenses and other assets                               (754,000)              230,000
         Accounts payable                                               6,596,000            (4,871,000)
         Accruals and other liabilities                                (2,527,000)            2,780,000
                                                                 ------------------    ------------------
Net cash used in operating activities                                  (2,905,000)          (14,008,000)

INVESTING ACTIVITIES
   Business acquisitions, net of cash acquired                        (31,747,000)           (6,245,000)
   Capital expenditures                                                (7,892,000)          (14,003,000)
   Proceeds from sale of business and other assets                         78,000               209,000
                                                                 ------------------    ------------------
Net cash used in investing activities                                 (39,561,000)          (20,039,000)

FINANCING ACTIVITIES
   Net change in line-of-credit borrowings                                (87,000)              487,000
   Proceeds from issuance of long-term debt                            99,800,000            20,253,000
   Repayments of long-term debt                                       (57,167,000)           (6,201,000)
   Proceeds from issuance of capital stock                                114,000            22,240,000
   Preferred stock dividends paid                                      (2,075,000)             (145,000)
                                                                 ------------------    ------------------
Net cash provided by financing activities                              40,585,000            36,634,000
                                                                 ------------------    ------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (1,881,000)            2,587,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            6,560,000             3,973,000
                                                                 ------------------    ------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                 $4,679,000            $6,560,000
                                                                 ==================    ==================

( ) Denotes reduction in cash and cash equivalents.

See accompanying notes to consolidated financial statements.

                   CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Clarion Technologies, Inc. and subsidiaries (collectively, the "Company" or "Clarion") produces plastic injection molded parts for customers in the automotive, heavy truck, appliance, consumer goods and office furniture industries throughout North America.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions have been eliminated.

Fiscal Year

During 2000, the Company changed its fiscal year end to the Saturday nearest the end of December. The Company's year-end previously ended on December 31. Both years presented herein are 52-week periods.

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates and assumptions.

Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. The components of inventories are as follows:

                                               December 30,             December 31,
                                                   2000                     1999
                                           ----------------------   ---------------------
Raw materials                                         $3,222,000              $1,626,000
Work in progress                                       1,152,000               1,331,000
Finished goods                                         1,001,000                 795,000
                                           ----------------------   ---------------------
                                                      $5,375,000              $3,752,000
                                           ======================   =====================

Property, Plant and Equipment

Property, plant and equipment are recorded on the basis of cost. Expenditures for significant renewals and improvements are capitalized. Repairs and maintenance costs are charged to expense as incurred. Depreciation expense, including amounts attributable to assets under capital leases, is recognized over the estimated useful lives of the related assets using primarily the straight-line method. Estimated useful lives range from 5 to 40 years for buildings and improvements, 3 to 10 years for machinery and equipment, and 2 to 10 years for furniture and office equipment.

Goodwill and Other Long-Lived Assets

Goodwill represents the excess of purchase price and related costs over the fair value assigned to net tangible and identifiable intangible assets of businesses acquired and is being amortized on a straight-line basis principally over 40 years.

The Company reviews the recoverability of its long-lived assets annually by determining whether unamortized balances can be recovered through undiscounted future operating cash flows over the remaining lives of the assets. If the sum of the expected future cash flows is less than the carrying value of the assets, an impairment loss is recognized for the excess of the carrying value over estimated fair value. Estimated fair value is determined by discounting the expected future cash flows at a rate that would be similar for an asset with comparable risks. In 2000, the Company recognized impairment and other nonrecurring charges of $2.3 million related to its Small Parts - NAPCO, L.L.C. subsidiary as a result of the termination of certain customer relationships and other transition activities.


Deferred Program Costs

Deferred program costs represent expenses incurred in connection with various long-term customer supply contracts that were incurred to ready related tooling and equipment for production. These costs are recouped through the price charged for the products and are recognized over the production period.

Deferred Financing Costs

Deferred financing costs are being amortized over the term of the related debt using the straight-line method, which approximates the effective interest method.

Revenue Recognition

Revenue is recognized on the sale of products manufactured by the Company based on the terms of the customer purchase order that indicate when legal title has passed. Tooling sales are recognized when the related tool has been completed and certified to customer specifications.

Shipping and Handling Costs

Costs incurred related to the shipping and handling of products are included in costs of sales. Revenues received from shipping and handling costs charged to customers are included in net sales.

Research and Development

Research and development expenditures are expensed as incurred and were not significant in 2000 and 1999.

Income Taxes

The provision for income taxes is based on the earnings or loss reported in the consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the cumulative temporary differences between the carrying values of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense is measured by the net change in deferred income tax assets and liabilities during the year.

Earnings (Loss) Per Share

Basic earnings (loss) per share ("EPS") is computed by dividing net income or loss attributable to common shareholders by the weighted-average number of common shares outstanding in each year. Diluted EPS assumes the exercise of all potentially dilutive stock options and warrants.

The following table reconciles the numerator and denominator used in the calculation of basic and diluted EPS:

                                                      2000                  1999
                                                ------------------    -----------------
Numerator:
   Net loss                                          $(9,536,000)        $(14,372,000)
   Preferred stock dividends declared                 (2,204,000)            (571,000)
                                                ------------------    -----------------
   Loss attributable to common shareholders         $(11,740,000)        $(14,943,000)
                                                ==================    =================
Denominator:
   Weighted-average shares outstanding for
     basic and diluted EPS                            21,625,351           16,930,770
                                                ==================    =================

The denominator for computation of diluted EPS is the same as basic EPS for all years presented because the assumed exercise of all common stock equivalents is anti-dilutive as a result of the net loss incurred during each year.

Financial Instruments and Concentration of Credit Risk

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and debt. The Company's estimate of the fair value of these financial instruments approximates their carrying amounts at December 30, 2000 and December 31, 1999. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.

In 2000, the Company had two customers that accounted for 62% of consolidated net sales and 29% of trade accounts receivable. In 1999, the Company had one customer that accounted for 18% of consolidated net sales and 28% of trade accounts receivable. The Company routinely assesses the financial strength of its customers in order to manage its concentration of credit risk and generally does not require collateral or other security on accounts receivable.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for the Company in 2001. SFAS No. 133 requires companies to record derivative instruments on the balance sheet at fair value and establishes accounting rules for changes in fair value that result from hedging activities. The Company does not currently engage in hedging activities that require the use of derivative instruments, and as a result, the adoption of SFAS No. 133 will not have a material effect on its consolidated financial position or future results of operations.

Reclassifications

Certain amounts previously reported in 1999 have been reclassified to conform with the presentation used in 2000.


2.  BUSINESS ACQUISITIONS AND DIVESTITURE

Purchase Transactions

On July 21, 2000, the Company acquired the net working capital of Small Parts - NAPCO, L.L.C. ("Small Parts"), a manufacturer of plastic injection molded parts. The cash purchase price, including transaction-related costs, was $3.5 million.

On February 1, 2000, the Company acquired substantially all of the assets of Drake Products Corporation ("Drake"), a plastic injection-molding firm serving consumer products and automotive original equipment manufacturers (OEMs) and tier-one suppliers. Consideration for the acquisition included 2,000,000 shares of Clarion common stock with a fair value of $3.8 million, $25.6 million in cash and the issuance of two subordinated promissory notes totaling $5.1 million. The Company also assumed $6.9 million of liabilities. In related transactions, the Company acquired the real property used by Drake for $2.6 million in cash and the issuance of a $1.0 million promissory note.

On September 30, 1999, the Company acquired all the outstanding stock of Double "J" Molding, Inc. ("Double J") in exchange for 850,000 shares of Clarion common stock with a fair value of $3.4 million. Double J is a tier-two automotive supplier of plastic injection molded parts. In a related transaction, the Company also acquired the real property where Double J conducts it business from a partnership controlled by the former Double J shareholders. The Company paid $2.0 million in cash and assumed $1.3 million in debt for the property.

On August 31, 1999, the Company acquired all of the outstanding stock of Wamar Products, Inc. ("Wamar Products"), a plastic injection molder and assembler of plastic component and finished products, for $7.0 million in cash and 200,000 shares of Clarion common stock with a fair value of $0.8 million.

The aforementioned acquisitions were accounted for using the purchase method of accounting, and therefore, the assets and liabilities were recorded based on their estimated fair values at the dates of acquisition. Operating results for these businesses have been included in the consolidated statements of operations from the respective dates of acquisition. Goodwill of $29.4 million was recorded in connection with these transactions and is being amortized over 40 years.

The following unaudited pro forma consolidated results of operations are presented as if the acquisitions of Drake, Double J and Wamar Products had been made at the beginning of the periods presented. The historical operating results of Small Parts were not material and have not been included in the pro forma amounts below.

                                                      2000                   1999
                                               -------------------    --------------------
Net sales                                           $121,321,000            $111,502,000
Loss attributable to common shareholders             (11,812,000)            (15,681,000)
Net loss per share of common stock:
   Basic                                                   (0.54)                  (0.80)
   Diluted                                                 (0.54)                  (0.80)

This unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchases been made at the beginning of the periods presented or of the future results of the combined operations.

Pooling Transactions

On April 29, 1999, the Company acquired Mito Plastics, Inc. ("Mito") by exchanging 310,000 shares of Clarion common stock for all of the outstanding stock of Mito. Mito is a full-service product development company providing program management, industrial design, engineering, prototyping and tooling services.

On August 31, 1999, the Company completed the acquisition of Wamar Tool & Machine Co. ("Wamar Tool") by exchanging 200,000 shares of Clarion common stock for all of the outstanding stock of Wamar Tool. Wamar Tool was a fully equipped mold making and mold repair firm serving the plastic injection molding industry. Subsequent to the acquisition, the operations of Wamar Tool were combined with that of Mito.

These acquisitions have been accounted for using the pooling of interests method, and accordingly, the consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of these businesses as if they were acquired at the beginning of 1999. Net sales and net loss of the separate companies for the period preceding the dates of acquisition that have been included in the 1999 consolidated statement of operations are as follows:

                                                Net Sales            Net Loss
                                           ----------------------------------------
Mito                                                $2,291,000            $(65,000)
Wamar Tool                                             875,000             (38,000)
                                           ----------------------------------------
                                                    $3,166,000           $(103,000)
                                           ========================================

Divestiture

On April 26, 1999, the Company sold substantially all of the assets of its Clarion Specialty Products subsidiary for $0.1 million in cash and recorded a loss of $0.2 million. The business had net sales of $0.2 million and an operating loss of $0.5 million in 1999 prior to the sale.


3.  LONG-TERM DEBT

Long-term debt consists of the following obligations:

                                               December 30,             December 31,
                                                   2000                     1999
                                           ----------------------   ---------------------
Line of credit refinanced                           $        -              $3,500,000
Revolving credit debt                               15,000,000               5,575,000
Term debt, net of unaccreted discount               48,728,000              13,752,000
Promissory notes                                     3,145,000                       -
Capital lease obligations                              631,000                 840,000
                                           ----------------------   ---------------------
                                                    67,504,000              23,667,000
Less current portion                                 1,580,000                 463,000
                                           ----------------------   ---------------------
                                                   $65,924,000             $23,204,000
                                           ======================   =====================

In connection with the Drake acquisition, the Company replaced its previously existing revolving credit and term debt agreement with a new credit agreement (the "Senior Credit Agreement") with a group of commercial banks. The Senior Credit Agreement provides for aggregate borrowings of up to $53.0 million consisting of: (i) a revolving credit facility in an aggregate principal amount of up to $15.0 million; (ii) a $12.0 million term loan; and (iii) a $26.0 million term loan. The Senior Credit Agreement was subsequently amended on April 16, 2001 to adjust debt service terms that are incorporated into the disclosures below.

The revolving credit facility matures on April 30, 2002 and bears interest based on the prime rate plus 1.25%. In addition, a commitment fee is payable on the unused portion of the credit line. At December 30, 2000, there were no available borrowings under this facility.

The $12.0 million term loan was repaid with a portion of the proceeds from the senior subordinated term note described below and required interest payments only prior to repayment.

The $26.0 million term loan requires aggregate principal payments of $1.7 million through April 5, 2002 with the remaining outstanding balance due on April 30, 2002, plus interest at variable rates based on LIBOR plus 4.5% or the prime rate plus 1.75%, at the option of the Company. At December 30, 2000, $23.8 million was outstanding on the term loan.

All tangible and intangible assets collateralize borrowings under the Senior Credit Agreement.

Promissory notes consist principally of unsecured 12% subordinated notes issued in connection with the Drake acquisition to certain companies, including one owned by a Director and executive officer of the Company, that require periodic payments of interest only and mature in February 2005. The Company made principal and interest payments totaling $3.5 million to these companies in 2000.

On July 20, 2000, the Company issued a $30.0 million senior subordinated term note (the "Note") and a warrant to purchase 2.8 million shares of Clarion common stock for $.0001 per share to the William Blair Mezzanine Capital Fund III, L.P. ("William Blair"). Proceeds from the Note were used to repay existing indebtedness and to finance the Small Parts acquisition. The warrant had a value of $5.4 million at the date of issuance of the Note. The warrant value has been accounted for as a reduction of the debt's principal amount and will be amortized over the term of the Note. The warrant was exercised on August 2, 2000. The Note requires quarterly payments of interest only and matures on June 30, 2007. At December 30, 2000, the interest rate on the Note is 12% and increases to 15% beginning April 1, 2001 through the deferral period discussed in the following paragraph. Once all deferred interest is paid, the interest rate reverts back to 12%. The Note may be prepaid, at the Company's option, in minimum increments of $0.5 million at any time after three years. The Note is unsecured and is subordinated to the Company's senior bank debt.

The Company was in violation of various covenants under the Senior Credit Agreement and Note at December 30, 2000. On April 17, 2001, the Company and the senior debt lenders signed an amendment to their previous agreement ("Amended Senior Debt Agreement") whereby the banks agreed to (i) waive all past covenant violations and default remedies through April 30, 2002; (ii) provide additional revolving debt financing of $2.0 million; (iii) establish a $1.0 million term loan that requires payment of interest only until the loan is due on April 30, 2002; and (iv) adjust existing financial and certain other covenants. The amendment also required (i) the infusion of additional subordinated debt or equity capital in the amount of $3.0 million; (ii) the preferred stockholders to forego any cash dividend payments through April 30, 2002 unless approved by the banks; (iii) the Company to utilize the proceeds of the $1.0 million term loan to pay down revolving credit borrowings; and (iv) one of the Directors to provide a standby letter of credit and personally guarantee the new $1.0 million term loan issued in connection with the Amended Senior Credit Agreement. The Director will receive a warrant for a yet undetermined number of shares of common stock in 2001 as consideration for the guarantee. Concurrent with completing the Amended Senior Debt Agreement, William Blair amended its Note agreement with the Company to permanently waive past covenant violations and default remedies, and along with the holders of certain promissory notes, defer required interest payments until March 31, 2002. The subordinated lenders and equity investors that provide the additional $3.0 million of funds to the Company as required by the Amended Senior Credit Agreement will receive warrants for 3,000,000 shares of Clarion's common stock at an exercise price of $0.0001 per share.

Long-term debt under the Amended Senior Credit Agreement and amended Note agreement is subject to acceleration clauses for material adverse changes or events (as defined).

Based on the contractual terms of all amended debt agreements, principal maturities of long-term debt and capital lease obligations subsequent to 2001 are as follows: 2002 - $37.6 million; 2003 - $0.2 million; 2004 - $0.1 million; 2005 - $3.0 million; 2007 - $30.0 million.

Interest paid on long-term debt was $6.5 million in 2000 and $1.1 million in 1999.

4.  LEASES

The Company leases certain office and production facilities and equipment under lease agreements through 2015. Assets recorded under capital lease agreements are as follows:

                                               December 30,             December 31,
                                                   2000                     1999
                                           ----------------------   ---------------------
Equipment                                            $1,244,000              $1,244,000
Less accumulated depreciation                          (486,000)               (330,000)
                                           ----------------------   ---------------------
                                                       $758,000                $914,000
                                           ======================   =====================

There were no assets acquired under capital leases in 2000 and $0.8 million in 1999.

The following is a schedule of future minimum rental payments required under capital and operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 30, 2000:

                                                  Capital                Operating
                                           ----------------------   ---------------------
2001                                                  $272,000              $1,639,000
2002                                                   207,000               1,470,000
2003                                                   191,000               1,421,000
2004                                                    64,000               1,215,000
2005                                                         -                 657,000
Thereafter                                                   -               4,232,000
                                           ----------------------   ---------------------
Total minimum lease payments                           734,000             $10,634,000
                                                                    =====================
Amount representing interest                           103,000
                                           ----------------------
Present value of minimum lease payments               $631,000
                                           ======================

Rent expense for all operating leases was $2.3 million in 2000 and $0.7 million in 1999.


5.  INCOME TAXES

The provisions for income taxes, as noted in the consolidated statements of operations consist solely of state income taxes.

The following table reconciles the U.S. federal statutory rate to the Company's effective income tax rate:

                                                   2000                     1999
                                           ----------------------   ---------------------
Statutory rate                                           (34.0)%                 (34.0)%
State income taxes, net of federal
   income tax reduction                                    3.2                     0.6
Valuation allowance against net
   deferred income tax assets                             35.4                    33.9
Other                                                      0.2                     0.4
                                           ----------------------   ---------------------
Effective income tax rate                                  4.8%                    0.9%
                                           ======================   =====================

The primary components of the Company's deferred income tax assets and liabilities are as follows:

                                                          2000                  1999
                                                    ------------------     ----------------
Deferred income tax assets:
   Net operating loss carryforwards                      $9,212,000           $5,763,000
   Accounts receivable and inventory valuation
      allowances                                            652,000              690,000
   Employee benefits                                        670,000              919,000
   Other accrued liabilities                                672,000              437,000
                                                    ------------------     ----------------
                                                         11,206,000            7,809,000
   Valuation allowance                                   (9,981,000)          (6,761,000)
                                                    ------------------     ----------------
                                                          1,225,000            1,048,000
Deferred income tax liabilities:
   Depreciation                                            (919,000)          (1,048,000)
   Goodwill                                                (306,000)                   -
                                                    ------------------     ----------------
                                                         (1,225,000)          (1,048,000)
                                                    ------------------     ----------------
Net deferred income taxes                               $         -          $         -
                                                    ==================     ================

A valuation allowance has been established against net deferred income tax assets due to the uncertainty that such income tax benefits will be realized. Realization of these benefits will not occur until such time as the Company sustains profitable operations and the change in control considerations discussed in the following paragraph have been resolved.

At December 30, 2000, the Company had $27.1 million of available net operating loss ("NOL") carryforwards for income tax purposes, which expire in 2006 through 2020. Federal tax laws restrict or eliminate NOL carryforwards when certain changes of control occur. A 50% change of control, which is calculated over a rolling three-year period, may cause the Company to lose some or all of its NOL carryforward benefits. Due to the significant number of equity transactions that have occurred in recent years, the Company believes there may have been changes in control that might limit the future tax benefits from utilizing its NOL carryforwards. As the Company executes its strategy of growth through acquisitions, there may be transactions in the future that could result in additional limitations of available income tax benefits. The Company cannot make any assurances that such future transactions will not result in the loss of NOL carryforward benefits.

The Company made income tax payments, net of refunds, of $0.1 million in each of 2000 and 1999.


6.  EMPLOYEE BENEFIT AND STOCK PLANS

The Company maintains 401(k) retirement savings plans for the benefit of substantially all full-time employees. Participant contributions are matched by the Company as defined in the plans. The Company's matching contributions to the plans were $0.3 million in 2000 and $0.1 million in 1999.

In June 2000, the Company's shareholders approved a stock purchase plan whereby 400,000 shares of unissued common stock has been reserved for purchase by eligible employees through a payroll deduction program. The purchase price of the stock is 85% of the fair market value on the date of purchase. The stock purchase plan expires on June 30, 2010 and may be amended by the Board of Directors at any time. At December 30, 2000, no shares had been purchased under the plan.

The Company also has two stock option plans covering 2,750,000 shares of Clarion common stock. The plans permit options to be granted to officers, directors and other key employees. Options granted may either be incentive stock options or nonqualified stock options. Incentive stock options awarded under the plans may not be granted at a price less than the fair market value on the date of grant. Nonqualified options awarded under the plans may not be granted at a price less than 85% of the fair market value on the date of grant. Conditions of vesting are determined at the time of grant. The maximum option term may not exceed ten years from the date of grant.

In addition to the two stock option plans discussed above, the Company issues nonqualified stock options from time to time that fall outside of these approved plans. The Board of Directors determines the terms of the options at the time of issuance.

The following table summarizes all stock option activity pertaining to the Company's common stock:

                                                                      Weighted Average
                                                  Shares               Exercise Price
                                           ----------------------   ---------------------
Outstanding at January 1, 1999                         376,796            $1.39

Granted                                              1,735,000             3.28
Exercised                                             (105,000)            1.00
Expired or canceled                                   (151,796)            1.13
                                           ----------------------   ---------------------
Outstanding at December 31, 1999                     1,885,000             3.20

Granted                                              1,915,775             3.84
Exercised                                              (25,000)            3.25
Expired or canceled                                   (183,625)            7.56
                                           ----------------------   ---------------------
Outstanding at December 30, 2000                     3,562,150            $3.32
                                           ======================   =====================

Shares available for future grants were 1,108,000 at December 30, 2000 and 1,180,000 at December 31, 1999 under the Company's two approved stock option plans.

The weighted-average grant date fair value was $2.04 in 2000 and $1.24 in 1999 for stock options granted.

The following table summarizes information about outstanding and exercisable options at December 30, 2000:

                                    Outstanding                                                  Exercisable
------------------------------------------------------------------------------------ ------------------------------------
                                                   Weighted
                                                    Average                                                  Weighted
                                                   Remaining      Weighted Average                           Average
                                                  Contractual      Exercise Prices                           Exercise
  Range of Exercise Prices        Shares         Life in Years                             Shares             Prices
----------------------------- ----------------  ----------------- ------------------ -------------------- ---------------
       $1.00 - $2.00               610,000           1.2                $1.18                 574,000           $1.13
        3.25 - 3.75              1,515,000           2.6                 2.81                 915,000            3.30
        4.00 - 6.88              1,362,150           4.3                 4.41                 843,500            4.47
        9.00 - 12.00                75,000           4.8                11.00                  75,000           11.00
                              ----------------                                         -------------------
                                 3,562,150           3.0                 3.32               2,407,500            3.43
                              ================                                         ===================

The number of options exercisable was 2,407,500 at December 30, 2000 and 1,477,000 at December 31, 1999.

The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. Accordingly, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. If the fair value accounting provisions of SFAS No. 123, Accounting for Stock-Based Compensation, would have been used, the Company would have recognized an additional net loss of $3.7 million ($0.17 per share) in 2000 and $2.9 million ($0.17 per share) in 1999.

For purposes of the SFAS No. 123 pro forma disclosures, the fair value of each option grant was estimated on the date of grant using the Black-Scholes model with the following assumptions: risk free interest rate of 5.0% to 6.6% (4.6% to 5.8% in 1999); no dividend yield; expected market price volatility factor of
0.61 (0.62 in 1999); and an expected option life of 3 to 10 years (3 to 5 years in 1999).

Black-Scholes is a widely accepted stock option pricing model; however, the actual length of time options are held and the future price levels of the Company's common stock will determine the ultimate value of stock options granted.


7.  SHAREHOLDERS' EQUITY

During 1999, the Company authorized 3,000,000 shares of preferred stock of which 2,500,000 shares are designated as convertible cumulative preferred stock with a par value of $0.001 per share. In conjunction with the Wamar Products acquisition, and to fund general working capital needs, the Company issued 1,490,000 shares of preferred stock at a private offering price of $7.99 per share. The Company issued an additional 468,750 shares of preferred stock at a private offering price of $7.99 per share in December 1999. Beginning September 30, 1999 and through April 5, 2001, the preferred stock was subject to annual cumulative dividends of $1.12 per share payable in cash quarterly. Based on an amendment to the certificates of designation approved by the holders of the convertible preferred stock on April 6, 2001, the cumulative dividend rate was decreased to 12% from the previous stated rate of 14%. The rate will increase back to 14% and then 16% if the preferred stock is not redeemed by certain specified dates. The dividend is payable in either cash or Clarion common stock, at the option of the Company; however, the Amended Senior Credit Agreement requires the preferred stockholders to forego any cash dividend payments through April 30, 2002 unless approved by the senior debt lenders. In addition, the conversion features of the preferred stock were changed such that it is convertible at the option of the holder at any time, unless previously redeemed, into shares of common stock of the Company at a conversion rate of 3.33 shares of common stock for each share of preferred stock through March 31, 2002, at which time the conversion rate becomes 5 shares of common stock per share of preferred stock, subject to adjustment in certain events. The Company may at any time redeem all or any portion of the convertible preferred stock for $10.00 per share plus all accrued and unpaid dividends thereon. The preferred stock has a mandatory redemption date of March 31, 2003, subject to any existing contractual agreements that may prohibit such redemption. Holders of the convertible preferred stock have voting rights and preference over common stockholders in dividends and liquidation rights. The preferred stock had a liquidation value of $8.00 per share through April 5, 2001 at which time it was increased to $10.00 per share.

The Company's shareholders approved a change of the par value of the Company's common stock from $0.01 to $0.001 per share in 1999, and also increased the number of authorized common shares from 20,000,000 to 40,000,000.

As described in Note 2, the Company issued 850,000 shares of Clarion common stock in connection with the acquisition of Double J. Of the 850,000 Clarion shares issued for the acquisition, 425,000 shares ("Put Shares") are subject to the terms of stock put agreements ("Put Agreements") that require the Company to purchase some or all of the Put Shares from the holders at a price of $6.00 per share. The maximum potential repurchase obligation of the Company is $2.6 million. As a result of an amendment to the Put Agreements signed in November 2000, the put options expire on November 15, 2002 and are exercisable between October 1, 2002 and November 14, 2002. The Company agreed to pay the holders of the put options $0.5 million in consideration over the extended put period for the Put Agreement amendment. The Put Shares are classified as mezzanine equity in the consolidated balance sheets on the line item entitled "Value of Common Shares Subject to Redemption." Concurrent with the issuance of these stock put options, the Company entered into a stock put agreement with a member of the Board of Directors which requires that Director to purchase a number of shares of Clarion common stock equal to the product of (i) the aggregate purchase price paid by Clarion for the Put Shares, divided by the lesser of (ii) the closing price of the common stock quoted on NASDAQ on the date Clarion receives notice of its obligation to perform under the Put Agreements, or (iii) $6.00. The Company's put option expires on November 25, 2002 and is exercisable between October 1, 2002 and November 14, 2002. In exchange for that put agreement, the Director received warrants to purchase 200,000 shares of Clarion common stock at an exercise price of $5.00 per share. The warrants expire on September 30, 2002.


8.  LITIGATION AND CONTINGENCIES

The Company is involved in certain claims and litigation arising in the normal course of business. After taking into consideration legal counsel's evaluation of these claims and actions, management is currently of the opinion that their outcome will not have a significant effect on the Company's consolidated financial position or future results of operations.


9.  RELATED PARTY TRANSACTIONS

In February 2000, two Directors of the Company, one executive officer and two other parties personally guaranteed $12.0 million of debt issued in connection with the acquisition of Drake. In consideration for the guarantees, the Company paid the guarantors a monthly fee ranging from 0.67% to 2% of their respective guaranty amounts and issued warrants for the purchase of Clarion common stock aggregating 375,000 shares at a price of $4.625 per share. The fair value of the warrants was expensed over the guarantee period.

In January 1999, the Company terminated a consulting agreement with Invest L'Inc. Partners, LLC, a firm owned by a Director of the Company. The termination agreement required the Company to pay $42,000 in termination costs. In a related transaction, the Company entered into an agreement with the same firm to provide financial advisory and strategic consulting services. This consulting agreement provides for monthly payments by the Company of $15,000, plus expenses capped at $1,000 per month through December 2003.

In January 1999, the Company entered into a three-year agreement with Eagle Companies, Inc. ("Eagle"), a firm owned by a Director of the Company, to consult on strategic initiatives and provide office space for certain corporate employees of the Company. Eagle was granted options to purchase 350,000 shares of Clarion common stock at a price of $3.25 per share in connection with the agreement. The fair value of the options is being expensed over the term of the agreement.

The Company entered into a two-year employment agreement with a Director of the Company to serve as Chairman of the Board and Chief Executive Officer in January 1999. Effective January 1, 2000, the Operational Oversight Committee of the Board of Directors assumed the duties of the Chairman of the Board, and as such, $0.1 million of remaining compensation under the agreement was accrued at December 31, 1999 and paid in full during 2000.

During 1999, management settled litigation with a third party involving the Company and one of its former executive officers. As compensation for settling his portion of the litigation, the Company issued 50,000 shares of Clarion common stock to the former executive officer. In 2000, the Company also advanced $0.1 million to the former executive officer under a non-interest bearing promissory note and issued him an additional 20,000 shares of common stock. The note was forgiven under an employment termination agreement in late 2000.


10.  SUBSEQUENT EVENT

On March 16, 2001, the Company announced the closing of one of its manufacturing facilities in Greenville, Michigan. The plant closing will result in the transfer of employees and related production to other Company facilities. Management expects to take a nonrecurring pre-tax charge related to the closing of approximately $1.5 million to cover various exit costs and anticipated losses on the sale of the property, plant and certain equipment. The closing activities are expected to be completed by the end of the second quarter of 2001.

As discussed in Notes 3 and 7 to the consolidated financial statements, the Company also amended the terms of various debt agreements and its convertible preferred stock subsequent to December 30, 2000.

11.  OPERATING CONSIDERATIONS AND MANAGEMENT PLANS

The accompanying consolidated financial statements as of and for the fiscal year ended December 30, 2000 have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company incurred significant net losses in each of the past two years and is highly leveraged. At December 30, 2000, the Company is also experiencing liquidity constraints as noted by its full use of borrowing capacity under its revolving credit facility and delayed customer payments on outstanding accounts receivable, that have in turn caused the Company to extend payment periods to its vendors. In addition, current market conditions in two of the industries served by the Company, heavy truck and automotive, indicate that a decline in overall unit sales for

OEMs can be expected in 2001 as compared to 2000. This anticipated decline in OEM sales could result in adverse financial conditions that may be experienced throughout the supply chain within these industries, and therefore, could negatively affect the Company's operations in 2001.

The Company has been proactively addressing its current liquidity and operational issues in an effort to improve cash flow, reduce costs and improve profitability. As more fully discussed in Note 3 to the consolidated financial statements, the Company negotiated an Amended Senior Credit Agreement with a group of commercial banks on April 17, 2001 that extended additional credit to the Company totaling $2.0 million, established new financial and other covenants, restructured principal and interest payments and waived all previous defaults under the previously existing Senior Credit Agreement. The holders of the Company's senior subordinated term debt and certain promissory notes have also deferred 2001 interest payments totaling $4.0 million until 2002. The subordinated debt holder also permanently waived all covenant violations and default remedies previously existing under its note agreement with the Company as part of this debt restructuring process. Further, the preferred shareholders agreed to forgo cash dividend payments through April 30, 2002 unless approved by the senior credit lenders. Additionally, investors agreed to infuse $3.0 million of subordinated debt or equity capital into the Company to support ongoing operations. Management believes that the additional debt financing and capital infusion, combined with the operating initiatives discussed in the following paragraph, will be sufficient to meet the Company's working capital needs over the next year, reduce past due amounts owed to its vendors and satisfy its restructured debt service requirements during 2001.

The Company is aggressively pursuing several operating initiatives to reduce costs and improve future profitability. Management has initiated plans to reduce its overhead cost structure and better leverage the purchasing power of consolidated operations with its vendors. Since November 2000, the Company has also reduced production and administrative staff levels. In addition, management has undergone a review of its current production programs and is committed to eliminating unprofitable product lines, requesting price increases from selected customers and eliminating excess manufacturing capacity. Specifically, as discussed in Note 10, the Company announced the closing of one of its manufacturing facilities in Greenville, Michigan on March 16, 2001 and will move related production to other existing facilities. Further, the Company is considering the sale of one other manufacturing facility and the potential sale-leaseback of some or all of its real estate. These various initiatives would generate cash that would be available for future operating needs and debt service, and certain of these items would reduce ongoing operating expenses. In addition, the Company has experienced an increase in year-to-date net sales through March 2001 as compared to its financial plan that has contributed positively to operating cash flows.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The information required for this Item 8 has been previously reported in our Proxy Statement for our 2000 Annual Meeting of Shareholders.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Information required to be furnished by Items 401 and 405 of Regulation S-KSB is included in our definitive Proxy Statement for our 2001 annual meeting of shareholders to be filed with the Commission (the "2001 Proxy Statement") and is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION.

Information required to be furnished by Item 402 of Regulation S-KSB is included in our 2001 Proxy Statement and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information required to be furnished by Item 403 of Regulation S-KSB is included in our 2001 Proxy Statement and is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required to be furnished by Item 404 of Regulation S-KSB is included in our 2001 Proxy Statement and is incorporated herein by reference.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         1.  Financial Statements.

         The Registrant's consolidated financial statements, for the fiscal years ended December 30, 2000 and December 31, 1999, together with the Reports of Independent Auditors are filed as part of this Form 10-KSB report. See "ITEM 7: Financial Statements."

         2.  Exhibits.

         Reference is made to the Exhibit Index which is found on the last page of the body of this Form 10-KSB Annual Report preceding the exhibits.

(b)      Reports on Form 8-K

         We did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2000.

(c)      Exhibits

         The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                             CLARION TECHNOLOGIES, INC.


Date:  April 17, 2001                        /s/ William Beckman
                                             William Beckman, President

In accordance with the Securities Exchange Act of 1934, this report has been signed below on the 17th day of April 2001, by the following persons on behalf of the Registrant and in the capacities indicated. The persons named below each hereby appoint William Beckman and Gregory Bego as his attorney-in-fact to sign in his name and on his behalf, and to file with the Commission any and all amendments to this report on Form 10-KSB to the same extent and with the same effect as if done personally.

   /s/ William Beckman                               /s/ Greg Bego
William Beckman, President            Greg Bego, Acting Chief Financial Officer
(Principal Executive Officer)       (Principal Financial and Accounting Officer)

  /s/ Jack D. Rutherford                   _________________________________
Jack D. Rutherford, Director                 Harrington Bischof, Director

    /s/ Bryan C. Cressey                         /s/ Michael C. Miller
  Bryan C. Cressey, Director                   Michael C. Miller, Director

     /s/ Fred Sotok                                /s/ Frank T. Steck
Frederick A. Sotok, Director                     Frank T. Steck, Director

   /s/ Craig A. Wierda
Craig A. Wierda, Director

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

2(a) Agreement of Merger (Reincorporation in Delaware) dated June 5, 1998, by and between Clarion House, Inc., a Nevada corporation and Clarion Technologies, Inc., a Delaware corporation (filed as exhibit to Form 8-K dated October 20, 1998 (Commission File No. 0-24690) and incorporated herein by reference)

2(b) Agreement and Plan of Reorganization by and between Clarion Technologies, Inc., R. Townley Rose, Jr. and Rose & Associates, Inc., dated June 3, 1998 (filed as exhibit to Form 10-KSB for the year ended December 31, 1998 (Commission File No. 0-24690) and incorporated herein by reference)

2(c) Agreement by and between Clarion Technologies, Inc. and R. Townley Rose, Jr., dated March 31, 1999 (filed as exhibit to Form 10-KSB for the year ended December 31, 1998 (Commission File No. 0-24690) and incorporated herein by reference)

2(d) Stock Purchase Agreement dated March 26, 1999 between Clarion Technologies, Inc. and Michael Muller and Thomas Boerema (filed as exhibit to Form 8-K dated May 13, 1999 (Commission File No. 0-24690) and incorporated herein by reference)

2(e) Stock Purchase Agreement dated June 29, 1999 and First Amendment to Stock Purchase Agreement between Clarion Plastics Technologies, Inc. and the shareholders of Wamar Products, Inc. (filed as exhibit to Form 8-K dated September 14, 1999 (Commission File No. 0-24690) and incorporated herein by reference)

2(f) Stock Purchase Agreement dated June 29, 1999 and First Amendment to Stock Purchase Agreement between Clarion Plastics Technologies, Inc. and the shareholder of Wamar Tool & Machine Inc. (filed as exhibit to Form 8-K dated September 14, 1999 (Commission File No. 0-24690) and incorporated herein by reference)

2(g) Merger and Plan of Reorganization dated April 23, 1999 by and among Clarion Technologies, Inc., Newco, Inc., William Maatman, Edward Rycenga, and Larry Pratt regarding the stock of Double "J" Molding, Inc. (filed as exhibit to Form 8-K dated October 12, 1999 (Commission File No. 0-24690) and incorporated herein by reference)

2(h) Asset Purchase Agreement dated January 27, 2000, as amended by the First Amendment to Asset Purchase Agreement dated as of February 28, 2000, each by and among Clarion Technologies, Inc., Clarion-Drake Acquisition, Inc., and Drake Products Corporation, Jeffrey W. Anonick, and Michael
          C. Miller (filed as exhibit to Form 8-K dated March 15, 2000 (Commission File No. 0-24690) and incorporated herein by reference)

3(a) Certificate of Incorporation (filed as exhibit to Form 8-K dated October 20, 1998 (Commission File No. 0-24690) and incorporated herein by reference)

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

3(b) Certificate of Amendment of Certificate of Incorporation amending Article IV (filed as exhibit to Form 10-KSB for the year ended December 31, 1999 (Commission File No. 0-24690) and incorporated herein by reference)

3(c)      Bylaws of the  Company  (filed as  exhibit to Form 8-K dated
          October  27,  1998   (Commission   File  No.   0-24690)  and
          incorporated herein by reference)

4(a) Specimen of Common Stock Certificate (filed as exhibit to Form 10-SB dated August 12, 1994 (Commission File No. 0-24690) and incorporated herein by reference)

4(b) Amended and Restated Certificate of Designations of Clarion Technologies, Inc. designating 2,500,000 shares of preferred stock as convertible preferred stock

10(a) Credit Agreement dated February 29, 2000 by and among Clarion Technologies, Inc. and its subsidiaries, LaSalle Bank National Association, Bank One, Michigan and Comerica Bank (filed as exhibit to Form 10-KSB for the year ended December 31, 1999 (Commission File No. 0-24690) and incorporated herein byreference)

10(b) First Amendment to Credit Agreement dated as of June 20, 2000 by and among Clarion Technologies, Inc. and its subsidiaries, LaSalle Bank national Association, Bank One, Michigan and Comerica Bank

10(c) Second Amendment to Credit Agreement dated as of July 21, 2000 by and among Clarion Technologies, Inc. and its subsidiaries, LaSalle Bank National Association, Bank One, Michigan and Comerica Bank

10(d) Senior Subordinated Loan Agreement dated as of July 21, 2000, by and among Clarion Technologies, Inc., its subsidiaries party thereto, and William Blair Mezzanine Capital Fund III, L.P. (filed as exhibit to Form 10-QSB dated November 14, 2000 (Commission File No. 0-24690) and incorporated herein by reference)

10(e) Senior Subordinated Note dated as of July 21, 2000 from Clarion Technologies, Inc. and its subsidiaries party thereto, to William Blair Mezzanine Capital Fund III, L.P. (filed as exhibit to Form 10-QSB dated November 14, 2000 (Commission File No. 0-24690) and incorporated herein by reference)

10(f) Warrant dated as of July 21, 2000 from Clarion Technologies, Inc. to William Blair Mezzanine Capital Fund III, L.P. (filed as exhibit to Form 10-QSB dated November 14, 2000 (Commission File No. 0-24690) and incorporated herein by reference)

10(g) Registration Rights Agreement dated as of July 21, 2000 between Clarion Technologies, Inc. and William Blair Mezzanine Capital Fund III, L.P. (filed as exhibit to Form 10-QSB dated November 14, 2000 (Commission File No. 0-24690) and incorporated herein by reference)

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

The following material contracts identified with "*" preceding the exhibit number are agreements or compensation plans with or relating to executive officers, directors or related parties.

*10(h) Clarion House, Inc. 1998 Stock Option Plan (filed as exhibit to Form 10-KSB for the year ended December 31, 1998
          (Commission File No. 0-24690) and incorporated herein by reference)

*10(i) Clarion Technologies, Inc. 1999 Stock Incentive Plan (filed as exhibit to Form 10-KSB for the year ended December 31, 1999 (Commission File No. 0-24690) and incorporated herein by reference)

*10(j) First Amendment to the Clarion Technologies, Inc. 1999 Stock Incentive Plan (filed as exhibit to Proxy Statement for 2000 Annual Meeting of Shareholders (Commission File No. 0-24690) and incorporated herein by reference)

*10(k) Clarion Technologies, Inc. 2000 Employees Stock Purchase Plan (filed as appendix to Proxy Statement for 2000 Annual Meeting of Shareholders (Commission File No. 0-24690) and incorporated herein by reference)

*10(l)    Clarion Technologies,  Inc. Director Deferred Stock Purchase
          Plan

*10(m)    Employment  Agreement,  dated  April 1,  1998,  between  the
          Company and R. Townley Rose, Jr. (filed as exhibit to Form 10-KSB for the year ended December 31, 1998 (Commission File No. 0-24690) and incorporated herein by reference)

*10(n) Amendment No. 1 to Employment Agreement, dated March 31, 1999, between the Company and R. Townley Rose, Jr. (filed as exhibit to Form 10-KSB for the year ended December 31, 1998 (Commission File No. 0-24690) and incorporated herein by reference)

*10(o) Amendment No. 2 to Employment Agreement dated May 14, 1999 between the Company and R. Townley Rose, Jr. (filed as exhibit to Form 10-QSB for the quarter ended September 30, 1999 (Commission File No. 0-24690) and incorporated herein by reference)

*10(p) Settlement Agreement and Mutual Release dated August 23, 1999 between the Company and R. Townley Rose, Jr. (filed as exhibit to Form 10-QSB for the quarter ended September 30, 1999 (Commission File No. 0-24690) and incorporated herein by reference)

*10(q) Employment Agreement, dated March 1, 1999, between Clarion Plastics Technologies, Inc., Clarion Technologies, Inc. and William Beckman (filed as exhibit to Form 10-KSB for the year ended December 31, 1999 (Commission File No. 0-24690) and incorporated herein by reference)

*10(r) Employment Agreement, dated February 1, 2000 between the Company and Michael C. Miller (filed as exhibit to Form 10-QSB for the quarter ended April 1, 2000 (Commission File No. 0-24690) and incorporated herein by reference)

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

*10(s) Employment Agreement, dated February 1, 2000 between the Company and Jeffrey W. Anonick (filed as exhibit to Form 10-QSB for the quarter ended April 1, 2000 (Commission File No. 0-24690) and incorporated herein by reference)

*10(t) Employment and Stock Option Agreement, dated December 22, 2000, between the Company and David W. Selvius

*10(u) Employment and Stock Option Agreement, dated December 22, 2000, between the Company and Robert Ryan

 21 Subsidiaries of the Registrant (filed as exhibit to Form 10-KSB for the year ended December 31, 1999 (Commission File No. 0-24690) and incorporated herein by reference)

23(a)     Consent of Independent Auditors - Ernst & Young LLP

23(b)     Consent of Independent Auditors - Perrin, Fordree & Company,
          P.C.

 24       Power of Attorney (included on page 39)



::ODMA\PCDOCS\GRR\546902\8

EXHIBIT 4(b)
                                   APPENDIX A

                              AMENDED AND RESTATED
                           CERTIFICATE OF DESIGNATIONS
                                       OF
                           CLARION TECHNOLOGIES, INC.
                             A Delaware Corporation


     The undersigned, William Beckman and David W. Selvius, hereby certify that:

     1.  They  are  the  duly  elected  and  acting   President  and  Secretary,
respectively, of Clarion Technologies, Inc., a Delaware corporation (the "Corporation").

     2. The Corporation, in its Certificate of Incorporation, has authorized 3,000,000 shares of preferred stock. By resolution, effective February 14, 2000, the Board of Directors of the Corporation designated 2,500,000 shares of preferred stock authorized by the Certificate of Incorporation as Convertible Preferred Stock (the "Designations"), 1,962,750 shares of which have been issued and are outstanding.

     3. Pursuant to authority given by the Corporation's Certificate of Incorporation, the Board of Directors of the Corporation has duly adopted substantially the following recital and resolution to amend and restate the Designations, which were approved by the holders of Convertible Preferred Stock on April 6, 2001:

          WHEREAS, Article IV of the Certificate of Incorporation of the Corporation authorizes the Corporation to issue 3,000,000 shares of Preferred Stock, $.00l par value per share, issuable from time to time in one or more series (the "Preferred Stock").

          WHEREAS, effective February 14, 2000, the Board designated 2,500,000 shares of Preferred Stock as Convertible Preferred Stock, pursuant to the Certificate of Designations filed with the State of Delaware, on February 14, 2000.

          RESOLVED,  that the Board of Directors hereby determines that it is in
     the  best   interests  of  this   Corporation  to  amend  and  restate  the
     designations upon the following terms and conditions:

     Section 1. Dividends.

     1A. General Obligation. When and as declared by the Corporation's Board of Directors and to the extent permitted under the General Corporation Law of Delaware, the Corporation shall pay preferential dividends in cash to the holders of the Convertible Preferred Stock (the "Convertible Preferred") as provided in this Section 1. Dividends on each share of the Convertible Preferred (a "Share") shall accrue on a daily basis at the rate of 12% per annum of the sum of the Liquidation Value thereof plus all accumulated and unpaid dividends thereon from and including the date of issuance of such Share to and including the first to occur of (i) the date on which the Liquidation Value of such Share (plus all accrued and unpaid dividends thereon) is paid to the holder thereof in connection with the liquidation of the Corporation or the redemption of such Share by the Corporation, (ii) the date on which such Share is converted into shares of Conversion Stock hereunder or (iii) the date on which such share is otherwise acquired by the

     Corporation. The prior provision notwithstanding, if the Convertible Preferred has not been redeemed by March 31, 2003, dividends on each Share shall accrue on a daily basis at the rate of 14% per annum; and if the Convertible Preferred has not been redeemed by March 31, 2004, dividends on each Share shall accrue on a daily basis at the rate of 16% per annum. Such dividends shall accrue whether or not they have been declared and whether or not there are profits, surplus or other funds of the Corporation legally available for the payment of dividends, and such dividends shall be cumulative such that all accrued and unpaid dividends shall be fully paid or declared with funds irrevocably set apart for payment before any dividends, distributions, redemptions or other payments may be made with respect to any Junior Securities. The date on which the Corporation initially issues any Share shall be deemed to be its "date of issuance" regardless of the number of times transfer of such Share is made on the stock records maintained by or for the Corporation and regardless of the number of certificates which may be issued to evidence such Share.

          1B. Dividend Reference Dates. To the extent not paid on March 31, June 30, September, 30 and December 31 of each year, beginning September 30, 1999 (the "Dividend Reference Dates"), all dividends which have accrued on each Share outstanding during the three-month period (or other period in the case of the initial Dividend Reference Date) ending upon each such Dividend Reference Date shall be accumulated and shall remain accumulated dividends with respect to such Share until paid to the holder thereof.

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

          1E. Payment of Dividends and Shares of Common Stock. Notwithstanding the foregoing provisions of this Section 1, the Corporation's Board of Directors shall have the right to pay all or any portion of accrued but unpaid dividends on shares of the Convertible Preferred in the form of shares of Common Stock. If dividends on the Convertible Preferred are declared by the Corporation's Board of Directors, as part of that declaration, all or a portion of the declared dividends may be paid in the form of shares of Common Stock. The number of shares of Common Stock distributable per share of Convertible Preferred with respect to a dividend paid in form of Common Stock, shall be determined by dividing (1) the aggregate dollar amount of dividends declared per share of Convertible Preferred, by (2) the average Fair Market Value per share of Common Stock during the ten (10) trading day period ending on the applicable Dividend Reference Date. "Fair Market Value" shall mean the closing sale price per share of Common Stock for such date on the National Association of Securities Dealers Automated Quotation System or any successor system then in use. If no sale of shares of Common Stock is reflected on the NASDAQ on a date "Fair Market Value" shall be determined on the next preceding day on which there was a sale of shares of Common Stock reflected on NASDAQ.

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

          Upon receipt of such election(s), the Corporation shall be obligated to redeem the aggregate number of Shares specified therein on the later of(a) the occurrence of the Change in Ownership or (b) five days after the Corporation's receipt of such election(s). If any proposed Change in Ownership does not occur, all requests for redemption in connection therewith shall be automatically rescinded, or if there has been a material change in the terms or the timing of the transaction, any holder of Convertible Preferred may rescind such holder's request for redemption by giving written notice of such rescission to the Corporation.

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

          If a Fundamental Change is proposed to occur, the Corporation shall give written notice of such Fundamental Change describing in reasonable detail the material terms and date of consummation thereof to each holder of Convertible Preferred not more than 45 days nor less than 20 days prior to the consummation of such Fundamental Change, and the Corporation shall give each holder of Convertible Preferred prompt written notice of any material change in the terms or tinting of such transaction. Any holder of Convertible Preferred may require the Corporation to redeem all or any portion of the Convertible Preferred owned by such holder at a price per Share equal to the Redemption Price thereof (plus all accrued and unpaid dividends thereon) by giving written notice to the Corporation of such election prior to the later of (a) ten days prior to the consummation of the Fundamental Change or (b) ten days after receipt of notice from the Corporation. The Corporation shall give prompt written notice of such election to all other holders of Convertible Preferred (but in any event within five days prior to the consummation of the Fundamental Change), and each such holder shall have until two days after the receipt of such notice to request redemption (by written notice given to the Corporation) of all or any portion of the Convertible Preferred owned by such holder.

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

          4K. Mandatory Redemption Date. Subject to compliance with the Corporation's contractual obligations, and to the extent permitted under the General Corporation Law of Delaware, the shares of Convertible Preferred shall be redeemed, in total, or, to the extent the shares cannot be redeemed in total, to the full extent permitted under the Corporation's contractual obligations and to the extent permitted under the General Corporation Law of Delaware on March 31, 2003.

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

     Section 6. Conversion.

          6A. Conversion Procedure.

               (i) At any time and from time to time, any holder of Convertible Preferred may convert all or any portion of the Convertible Preferred (including any fraction of a Share) held by such holder into a number of shares of Conversion Stock computed by multiplying the number of Shares to be converted by $10.00 and dividing the result by the Conversion Price then in effect.

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

     6B. Conversion Price. The Conversion Price shall be $3.00 until March 31, 2002. On and after April 1, 2002, the Conversion Price shall be $2.00. The Conversion Price shall be subject to adjustment from time to time pursuant to this paragraph 6B, and shall be subject to the special adjustment provision of paragraph 6E.

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

     Section 7. Purchase Rights. If at any time the Corporation grants, issues or sells any Options, Convertible Securities or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of Common Stock (the "Purchase
Rights"), then each holder of Convertible Preferred shall be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which such holder could have acquired if such bolder had held the number of shares of Conversion Stock acquirable upon conversion of such holder's Convertible Preferred immediately before the date on which a record is taken for the grant, issuance or sale of such Purchase Rights, or if no such record is taken, the date as of which the record holders of Common Stock are to be determined for the grant, issue or sale of such Purchase Rights.

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

     "Conversion Stock" means shares of the Corporation's Common Stock; provided that if there is a change such that the securities issuable upon conversion of the Convertible Preferred are issued by an entity other than the Corporation or there is a change in the type or class of securities so issuable, then the term "Conversion Stock" shall mean one share of the security issuable upon conversion of the Convertible Preferred if such security is issuable in shares, or shall mean the smallest unit in which such security is issuable if such security is not issuable in shares.

     "Convertible   Securities"  means  any  stock  or  securities  directly  or indirectly convertible into or exchangeable for Common Stock.

     "Fundamental Change" has the meaning set forth in paragraph 4J hereof.

     "Junior Securities" means any capital stock or other equity securities of the Corporation, except for the Convertible Preferred.

     "Liquidation Value" of any Share as of any particular date shall be equal to $10.00.

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

     "Purchase Agreement" means the Purchase Agreement, dated as of August 31, 1999, by and among the Corporation and certain investors, as such agreement may from time to time be amended in accordance with its terms.

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

     Section 11. Amendment and Waiver. No amendment, modification or waiver shall be binding or effective with respect to any provision of Sections 1 to 12 hereof without the prior written consent of the holders of a majority of the Convertible Preferred outstanding at the time such action is taken; provided that no such action shall change (a) the rate at which or the manner in which dividends on the Convertible Preferred accrue or the times at which such dividends become payable or the amount payable on redemption of the Convertible Preferred or the times at which redemption of Convertible Preferred is to occur, without the prior written consent of the holders of at least 80% of the Convertible Preferred then outstanding, (b) the Conversion Price of the Convertible Preferred or the number of shares or class of stock into which the Convertible Preferred is convertible, without the prior written consent of the holder of at least 80% of the Convertible Preferred then outstanding or (c) the percentage required to approve any change described in clauses (a) and (b) above, without the prior written consent of the holders of at least 80% of the Convertible Preferred then outstanding; and provided further that no change in the terms hereof may be accomplished by merger or consolidation of the Corporation with another corporation entity unless the Corporation has obtained the prior written consent of the holders of the applicable percentage of the Convertible Preferred then outstanding.

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

     Executed at Holland, Michigan on April 6, 2001.

                                        /s/ William Beckman
                                        WILLIAM BECKMAN
                                        President


                                        /s/ David W. Selvius
                                        DAVID W. SELVIUS
                                        Secretary


::ODMA\PCDOCS\GRR\554687\2

EXHIBIT 10(b)
                       FIRST AMENDMENT TO CREDIT AGREEMENT


     THIS FIRST AMENDMENT TO CREDIT AGREEMENT (this "Amendment") is dated as of June 20, 2000 by and among CLARION TECHNOLOGIES, INC., a Delaware corporation (the "Company"), the subsidiaries of the Company party hereto (the Company and its subsidiaries are collectively referred to as the "Loan Parties"), the financial institutions that are or may from time to time become parties hereto (together with their respective successors and assigns, the "Bank") and LASALLE BANK NATIONAL ASSOCIATION, a national banking association (in its individual capacity "LaSalle"), as agent for the Banks (the "Agent"), and BANK ONE MICHIGAN, as co-agent for the Banks (the "Co-Agent").

     WHEREAS, the Loan Parties, Agent and Co-Agent have entered into that certain Credit Agreement dated as of February 29, 2000 (the "Agreement"); and

     WHEREAS, the Loan Parties, Agent and Co-Agent wish to amend the Agreement to (i) add Comerica Bank, a Michigan banking corporation ("Comerica"), as a Bank and (ii) modify certain of the provisions of the Agreement pursuant to the terms hereof.

     NOW THEREFORE, in consideration of the premises and the mutual covenants hereinafter contained and contained in the Agreement, the parties hereto hereby agree as follows:

     1. Incorporation of the Agreement. All capitalized terms which are not defined hereunder shall have the same meanings as set forth in the Agreement, and the Agreement, to the extent not inconsistent with this Amendment, is incorporated herein by this reference as though the same were set forth in its entirety. To the extent any terms and provisions of the Agreement are inconsistent with the amendments set forth in Paragraph 2 below, such terms and provisions shall be deemed superseded hereby. Except as specifically set forth herein, the Agreement shall remain in full force and effect and its provisions shall be binding on the parties hereto.

     2. Amendment of the Agreement. The Agreement is hereby amended as follows:

          (i) The definition of the term "Debt Service Coverage Ratio" appearing in Section 1.1 of the Agreement is hereby amended and restated to read as follows:

          Debt Service Coverage Ratio means as of any date of determination, the ratio of (i) quarterly EBITDA as determined in accordance with GAAP to
          (ii) principal and interest payments on all Debt.

          (ii) Section 2.3.5 of the Agreement is hereby amended by deleting the word "Percentage" appearing in the twelfth (12th) line of such Section and replacing it with the words "Pro-Rata Share".

          (iii) Section 10.6.2 of the Agreement is hereby amended by deleting the heading "Senior Debt to EBITDA Ratio" appearing above the ratios and replacing it with the heading "Leverage Ratio."

          (iv) The  following  paragraph  is hereby  added to the end of Section
     14.1 to read in its entirety as follows:

          Notwithstanding anything herein to the contrary, no Bank that has failed to fund its portion of any Loan required hereunder or failed to make any other payment required by it under this Agreement shall be entitled to vote (whether to consent or to withhold its consent) with respect to any amendment, modification, termination or waiver of any provision of this Agreement or any departure therefrom or any direction from the Banks to the Agent and, for purposes of determining the Required Banks at any time when a Bank is in default under this Agreement as described above, the Commitments and the Loans of such defaulting Bank(s) shall be disregarded. In the event of any conflict between this Agreement and the Notes or Collateral Documents, the provisions of this Agreement shall control.

     3. Addition of Comerica as a Bank. Upon execution and delivery of an Assignment Agreement between LaSalle and Comerica, Comerica shall be deemed to have automatically become a Bank hereto and shall have all of the rights and obligations of a Bank hereunder and LaSalle, in its individual capacity, shall be released from its obligations with respect to that portion of its Pro-Rata Share assigned to Comerica. Upon execution and delivery of the Assignment Agreement, the Pro Rata Share of each Bank shall be as set forth on Schedule 2.1 hereto, which shall supersede the prior Schedule 2.1 delivered in connection with the original Agreement.

     4. Representations and Warranties. The representations and warranties set forth in Section 9 and all covenants set forth in Section 10 of the Agreement shall be deemed remade and affirmed as of the date hereof by each Loan Party, except that any and all references to the Agreement in such representations, warranties and covenants shall be deemed to include this Amendment.

     5. Closing Conditions. Prior to entering into this Amendment, Agent shall have received executed originals, as applicable, of each of the following documents, each in form and substance satisfactory to Agent:

          (a) Assignment Agreement executed by Comerica Bank;

          (b) Revolving Note in favor of Comerica Bank;

          (c) Term Note A in favor of Comerica Bank;

          (d) Term Note B in favor of Comerica Bank;

          (e) Substitute Revolving Note in favor of LaSalle;

          (f) Substitute Term Note A in favor of LaSalle;

          (g) Substitute Term Note B in favor of LaSalle; and

          (h) Such other documents, certificates and opinions as Agent shall reasonably request.

     6. Lock Box. The Loan Parties hereby agree that each Loan Party will have a lockbox arrangement in place within sixty (60) days of the date of this Amendment, which shall be in form and substance acceptable to the Agent. In addition, the Loan Parties hereby agree that upon three (3) days prior written notice to Representative, any lockbox arrangement may be converted to a blocked account, in each case, in form and substance acceptable to Agent.

     7. Fees and Expenses. The Loan Parties shall pay or reimburse Agent for all costs, fees, and expenses incurred by Agent, or for which Agent becomes obligated, in connection with the negotiation, preparation, and closing of this Amendment, together with all reasonable attorneys' fees and expenses of Agent's counsel, search fees and taxes payable in connection with this Amendment.

     8. Effectuation. The amendments to the Agreement contemplated by this Amendment shall be deemed effective immediately upon the full execution of this Amendment and without any further action required by the parties hereto. There are no conditions precedent or subsequent to the effectiveness of this Amendment.

     9. Continuing Effect. Except as otherwise specifically set out herein, the provisions of the Credit Agreement shall remain in full force and effect.

     10. Counterparts. This Amendment may be executed by one or more of the parties to the Amendment on any number of separate counterparts and all of said counterparts taken together shall be deemed to constitute one and the same instrument. Delivery of an executed counterpart of this Amendment by telefacsimile shall be equally as effective as delivery of a manually executed counterpart of this Amendment. Any party delivering an executed counterpart of this Amendment by telefacsimile shall also deliver a manually executed counterpart of this Amendment, but the failure to deliver a manually executed counterpart shall not affect the validity, enforceability, and binding effect of this Amendment.

     11. Governing Law. This Amendment shall be governed by and construed in accordance with the internal laws (as opposed to the conflict of law provisions) of the State of Illinois.


                            [SIGNATURE PAGES FOLLOW]

                 Signature Page to Amendment to Credit Agreement

Delivered at Chicago, Illinois, as of the day and year first above written.


                                        LASALLE BANK NATIONAL
                                        ASSOCIATION, for itself and as Agent

                                        By: /s/ Bernard Lacyo
                                        Its: Assistant Vice President


                                        BANK ONE MICHIGAN, for itself and as
                                        Co-Agent

                                        By: /s/ Kevin Paul
                                        Its:  First Vice President


                                        COMERICA BANK, a Michigan banking
                                        corporation, as a Bank

                                        By: /s/
                                        Title: Vice President


                                        CLARION TECHNOLOGIES, INC.

                                        By: /s/ David W. Selvius
                                        Its:  CFO


                                        CLARION PLASTICS TECHNOLOGIES,
                                        INC.

                                        By: /s/ David W. Selvius
                                        Its: CFO


                                        CLARION REAL ESTATE, LLC

                                        By: /s/ David W. Selvius
                                        Its:  CFO

                                        DOUBLE "J" MOLDING, INC.

                                        By:  /s/ David W. Selvius
                                        Its:  CFO


                                        CLARION-DRAKE ACQUISITION, INC.

                                        By:  /s/ David W. Selvius
                                        Its:  CFO


                                        MITO PLASTICS, INC.

                                        By:  /s/ David W. Selvius
                                        Its:  CFO


                                        WAMAR PRODUCTS, INC.

                                        By:  /s/ David W. Selvius
                                        Its:  CFO


                                        WAMAR TOOL & MACHINE CO.

                                        By:  /s/ David W. Selvius
                                        Its:  CFO

                                  SCHEDULE 2.1

                            BANKS AND PRO RATA SHARES



Bank                                   Pro Rata Share                Amount of             Amount of          Pro Rata
                                         of Revolving              Term Loan A           Term Loan B          Share
                                           Commitment
                                               Amount
----------------------------------------------------------------------------------------------------------------------
LaSalle Bank                            $4,629,186.60              $7,792,464.12         $3,703,349.28        30.861%
National Association
----------------------------------------------------------------------------------------------------------------------
Bank One Michigan                       $7,500,000.00             $12,625,000.00         $6,000,000.00        50.00%
----------------------------------------------------------------------------------------------------------------------
Comerica Bank                           $2,870,813.40              $4,832,535.88         $2,296,650.72        19.139%
----------------------------------------------------------------------------------------------------------------------
TOTALS                                 $15,000,000.00             $25,250,000.00        $12,000.000.00       100.00%
----------------------------------------------------------------------------------------------------------------------

EXHIBIT 10(c)
                      SECOND AMENDMENT TO CREDIT AGREEMENT

     THIS SECOND AMENDMENT TO CREDIT AGREEMENT (this "Amendment") is dated as of July 21, 2000 by and among CLARION TECHNOLOGIES, INC., a Delaware corporation (the "Company"), the subsidiaries of the Company party hereto (the Company and its subsidiaries are collectively referred to as the "Loan Parties"), the financial institutions that are or may from time to time become parties hereto (together with their respective successors and assigns, the "Bank") and LASALLE BANK NATIONAL ASSOCIATION, a national banking association (in its individual capacity "LaSalle"), as agent for the Banks (the "Agent"), and BANK ONE MICHIGAN , as co-agent for the Banks (the "Co-Agent").

     WHEREAS, the Loan Parties, Agent and Co-Agent have entered into that certain Credit Agreement dated as of February 29, 2000, as amended by that certain First Amendment to Credit Agreement dated as of June 20, 2000 (collectively, the "Agreement"); and

     WHEREAS, the Loan Parties, Agent and Co-Agent wish to amend the Agreement to (i) consent to the assumption by the Company of $30,000,000 of subordinated debt payable to William Blair Mezzanine Capital Fund III, L.P., and (ii) modify certain provisions of the Credit Agreement in connection therewith.

     NOW THEREFORE, in consideration of the premises and the mutual covenants hereinafter contained and contained in the Agreement, the parties hereto hereby agree as follows:

     1. Incorporation of the Agreement. All capitalized terms which are not defined hereunder shall have the same meanings as set forth in the Agreement, and the Agreement, to the extent not inconsistent with this Amendment, is incorporated herein by this reference as though the same were set forth in its entirety. To the extent any terms and provisions of the Agreement are inconsistent with the amendments set forth in Paragraph 2 below, such terms and provisions shall be deemed superseded hereby. Except as specifically set forth herein, the Agreement shall remain in full force and effect and its provisions shall be binding on the parties hereto.

     2. Amendment of the Agreement. The Agreement is hereby amended as follows:

          (i) The definition of the terms "Debt Service Coverage Ratio" and "Subordinated Debt" appearing in Section 1.1 of the Agreement are hereby amended and restated to read as follows:

          Debt  Service   Coverage   Ratio  shall  mean,   as  of  any  date  of
          determination, the ratio of (i) quarterly EBITDA as determined in accordance with GAAP to (ii) quarterly principal and interest payments on all indebtedness.

          Subordinated Debt means (i) each of the Seller Notes, (ii) the William Blair Subordinated Debt and (iii) any other unsecured Debt of the

          Loan Parties which has subordination terms, covenants, pricing and other terms which have been approved in writing by the Required Banks.

          (ii) The definition of the terms "Total Leverage Ratio" and "William Blair Subordinated Debt" are hereby added to Section 1.1 of the Agreement to read as follows:

          Total Leverage Ratio shall mean as of the last day of any month, the ratio of (i) Debt as of such day to (ii) Rolling Twelve Month EBITDA for the month ending on such day.

          William Blair Subordinated Debt means the $30,000,000 of Subordinated Debt owing by the Company to William Blair Mezzanine Capital Fund III, L.P., a Delaware limited partnership ("WBMCF"), pursuant to the terms of that certain Senior Subordinated Loan Agreement dated as of July 21, 2000 between the Company and WBMCF.

          (iii) Section 9.14 of the Agreement is hereby amended and restated to read as follows:

          9.14 Solvency, etc. Immediately prior to and after giving effect to the issuance of each Letter of Credit and each borrowing hereunder and the use of the proceeds thereof, (a) each Loan Party's assets will exceed its liabilities and (b) each Loan Party will be solvent, will be able to pay its debts as they mature, will own property with fair saleable value greater than the amount required to pay its debts and will have capital sufficient to carry on its business as then constituted; provided, however, that in making the determinations set forth above, each Loan Party shall consider any and all indebtedness to or from another Loan Party as equity.

          (iv) A new Section 10.1.11 is hereby added to the Agreement to read as follows:

          10.1.11 Significant Customers.  Promptly (and in any event within five
          (5) days) after becoming aware thereof, any notice or indication (i) that any Significant Customer (as defined below) intends to terminate, significantly reduce or otherwise alter in an adverse manner its relationship with a Loan Party, or (ii) of the termination or potential termination of any other material contract, lease or relationship with any Significant Suppliers (as defined below). For purposes of this Agreement: (x) "Significant Customer" shall mean any of the five (5) largest customers of a Loan Party, measured in terms of sales volume in dollars for the immediately preceding then-applicable fiscal year and (y) "Significant Supplier" shall mean any of the top five (5) largest suppliers of a Loan Party measured in terms of sales volume in dollars for the immediately preceding then-applicable fiscal year.

          (v) Section 10.6.3 of Agreement is amended and restated to read as follows:

          10.6.3 Tangible Net Worth. Not permit the Tangible Net Worth to be less than the amounts set forth below at any time for the periods set forth below:

                         Period                                        Tangible Net Worth
          Closing Date - July 31, 2000                                     $1,500,000
          August 1, 2000 - November 30, 2000                              $27,000,000
          December 1, 2000 - December 31, 2001                            $28,000,000
          January 1, 2002 and thereafter                                  $30,000,000

          (vi) Section 10.6.5 of the Agreement is amended and restated to read as follows:

          10.6.5 Capital Expenditures. Not permit the aggregate amount of all Capital Expenditures made by the Loan Parties in any Fiscal Year to exceed three and one-half percent (3.5%) of the Loan Parties' revenues (as determined on a consolidated basis) in any fiscal year on a rolling twelve month basis, taking into account the month just ended and the prior eleven months.

          (vii) A new Section 10.6.6 is hereby added to the Agreement to read as follows:

          (c) Total Leverage Ratio. The Loan Parties shall not permit the Total Leverage Ratio as of the last day of each month from and after Lender's receipt of the financial statements for the year ended December 31, 2000 to exceed 5:1.

     3. Consent to William Blair Subordinated Debt and Use of Proceeds. Agent and the Banks hereby consent to the assumption of the William Blair Subordinated Debt by the Company and waive any Event of Default which would be caused by such debt; provided, however, that a portion of the proceeds of the William Blair Subordinated Debt are utilized to pay (i) the full amount of principal and interest outstanding under the Term Loan B Commitment, (ii) the full amount of principal and interest outstanding under the Revolving Credit Commitment, (iii) an amount not to exceed $3,000,000 to Drake Products Corporation in connection with the payment of a portion of that certain Subordinated Promissory Note dated February 1, 2000 payable by the Company and Clarion Drake Acquisition, Inc. to Drake Products Corporation and (iv) to pay the cash portion of the purchase price in connection with acquisition by the Company of certain assets of Small Parts -NAPCO, L.L.C. ("Small Parts") pursuant to the terms of that certain Asset Purchase Agreement (the "Small Parts Acquisition") among Small Parts, the Company and Small Parts, Inc. (the "Application of Proceeds"). In addition, the Agent and Banks hereby (i) consent to the Application of Proceeds as described above and waive any Event of Default caused by such Application of Proceeds to the extent it is contrary to the terms of Section 6 of the Agreement and (ii) consent to the Small Parts Acquisition and waive any Event of Default caused by the purchase of such assets. As a condition of such consent, the Loan Parties hereby agree to deliver to Agent certified copies of
(i) all subordinated debt documents executed in connection with the William Blair Subordinated Debt and (ii) all operative documentation executed in connection with the Small Parts Acquisition within ten (10) days of the date hereof.

     4. Representations and Warranties. The representations and warranties set forth in Section 9 and all covenants set forth in Section 10 of the Agreement shall be deemed remade and affirmed as of the date hereof by each Loan Party, except that any and all references to the Agreement in such representations, warranties and covenants shall be deemed to include this Amendment.

     5. Fees and Expenses. The Loan Parties shall pay or reimburse Agent for all costs, fees, and expenses incurred by Agent, or for which Agent becomes obligated, in connection with the negotiation, preparation, and closing of this Amendment and the William Blair Subordinated Debt, together with all reasonable attorneys' fees and expenses of Agent's counsel, search fees and taxes payable in connection with this Amendment and the William Blair Subordinated Debt.

     6. Effectuation. The amendments to the Agreement contemplated by this Amendment shall be deemed effective immediately upon the full execution of this Amendment and without any further action required by the parties hereto. There are no conditions precedent or subsequent to the effectiveness of this Amendment.

     7. Continuing Effect. Except as otherwise specifically set out herein, the provisions of the Credit Agreement and the Other Agreements shall remain in full force and effect and are hereby confirmed and ratified in all respects.

     8. Counterparts. This Amendment may be executed by one or more of the parties to the Amendment on any number of separate counterparts and all of said counterparts taken together shall be deemed to constitute one and the same instrument. Delivery of an executed counterpart of this Amendment by telefacsimile shall be equally as effective as delivery of a manually executed counterpart of this Amendment. Any party delivering an executed counterpart of this Amendment by telefacsimile shall also deliver a manually executed counterpart of this Amendment, but the failure to deliver a manually executed counterpart shall not affect the validity, enforceability, and binding effect of this Amendment.

     9. Governing Law. This Amendment shall be governed by and construed in accordance with the internal laws (as opposed to the conflict of law provisions) of the State of Illinois.


                            [SIGNATURE PAGES FOLLOW]

             Signature Page to Second Amendment to Credit Agreement

Delivered at Chicago, Illinois, as of the day and year first above written.


                                        LASALLE BANK NATIONAL
                                        ASSOCIATION, for itself and as Agent

                                        By: /s/ Bernard Lacyo
                                        Its:  Assistant Vice President


                                        BANK ONE MICHIGAN, for itself and as
                                        Co-Agent

                                        By:  /s/ Kevin Paul
                                        Its:  First Vice President


                                        COMERICA BANK, a Michigan banking
                                        corporation, as a Bank

                                        By:  /s/
                                        Title:  Vice President


                                        CLARION TECHNOLOGIES, INC.

                                        By:  /s/ David W. Selvius
                                        Its:  CFO


                                        CLARION PLASTICS TECHNOLOGIES,
                                        INC.

                                        By:  /s/ David W. Selvius
                                        Its:  CFO


                                        CLARION REAL ESTATE, LLC

                                        By:  /s/ David W. Selvius
                                        Its:  CFO

                                        DOUBLE "J" MOLDING, INC.

                                        By:  /s/ David W. Selvius
                                        Its:  CFO


                                        CLARION-DRAKE ACQUISITION, INC.

                                        By:  /s/ David W. Selvius
                                        Its:  CFO


                                        MITO PLASTICS, INC.

                                        By:  /s/ David W. Selvius
                                        Its:  CFO


                                        WAMAR PRODUCTS, INC.

                                        By:  /s/ David W. Selvius
                                        Its:  CFO


                                        WAMAR TOOL & MACHINE CO.

                                        By:  /s/ David W. Selvius
                                        Its:  CFO

EXHIBIT 10(l)
                           CLARION TECHNOLOGIES, INC.

                      DIRECTOR DEFERRED STOCK PURCHASE PLAN


     1. Purpose.

     The purposes of the Clarion Technologies Director Deferred Stock Purchase Plan (the "Plan") are (i) to provide Directors of Clarion Technologies, Inc. (the "Company") the opportunity to acquire and to increase his or her equity interest in the Company, (ii) to attract and retain individuals to serve as directors of the Company, and (iii) to align their interests with interests of the stockholders of the Company. To achieve these purposes, the Plan permits each Director to defer and invest all or part of his or her annual Retainer in restricted stock units ("Restricted Stock Units") equivalent to shares of Common Stock of the Company.

     2. Effective Date, Term and Plan Year.

     The Plan shall be effective June 20, 2000, and shall remain in effect until terminated by the Board. Each Plan Year shall begin on January 1 and shall end on December 31 of that same year. The initial plan year shall begin on July 1, 2000 and end on December 31, 2000.

     3. Administration.

     The Plan shall be administered by the Compensation Committee of the Board ("Committee"), or such other committee designated by the Board.

     4. Eligibility.

     All directors of the Company are entitled to participate in the Plan.

     5. Election to Participate.

          (a) Time and Filing. Each Director becomes a Participant in the Plan by filing with the Committee an "Election to Participate" for each Plan Year. An Election to Participate must be filed not later the last business day immediately preceding the first day of the Plan Year for which the Director desires to participate.

          (b) Form. An election to participate (the "Deferral Election") shall be made in writing on a form prescribed by the Committee (the "Election to Participate").

          (c) Content. Each Director may elect to defer the payment of all or part of the Retainer which otherwise would be paid to him or her for a Plan Year. Such election must (i) be made on the Election to Participate, (ii) designate the percentage (not less than 25% or in intervals of twenty-five
     (25) percentage points above 25%) of the Retainer to be deferred for the Plan Year (the "Deferred Percentage"), (iii) specify the year of payment (not less than three (3) Plan Years after the year for which the Deferral Election is made), (iv) designate the type of payment in accordance with
     Section 9(c) ("Payment Election"), and (v) designate one or more beneficiaries ("Beneficiaries") to receive any credits in the Participant's Stock Unit Account at the date of his or her death. The Deferred Percentage may change from Plan Year to Plan Year, but for a particular Plan Year may not be changed after the Deferral Election is made for that Plan Year. The Payment Election may also be changed, but not later than 12 months prior to the date the payment is to commence. Provided that the Director is eligible to participate in the Plan, the terms of an Election to Participate will continue in effect for subsequent Plan Years until a new Election to Participate is timely filed with respect to a subsequent Plan Year.

     6. Credits to Accounts.

     Deferrals for each Plan Year pursuant to Section 5(c) shall be credited in Restricted Stock Units to a bookkeeping reserve account maintained by the Company for each Participant ("Restricted Stock Unit Account") as of the last business day of each fiscal quarter. The initial Deferral shall be credited to Participants on September 29, 2000.

     The number of Restricted Stock Units credited to a Participant's Restricted Stock Unit Account at the end of each fiscal quarter shall be the number determined by dividing one hundred percent (100%) of the Quarterly Deferral by the Fair Market Value (as defined in Section 15(f) hereof) of a Share on the first business day of January of the applicable Plan Year. Such calculations of Restricted Stock Units shall be carried to three decimal places.

     The value of the Restricted Stock Units credited to the Participant's Restricted Stock Unit Account shall constitute the Participant's entire benefit under the Plan.

     7. Additions to Restricted Stock Unit Accounts.

     As of the payment date of each cash dividend payable with respect to Shares, there shall be credited to Restricted Stock Unit Account of each Participant an additional number of Restricted Stock Units ("Dividend Units") equal to the per share dividend payable on such date multiplied by the number of Restricted Stock Units held in his or her Restricted Stock Unit Account as of the close of business on the first business day prior to such dividend payment date and divided by the Fair Market Value of a Share on such business day. For purposes of this Section 7, the term cash dividend shall include all dividends payable in cash or other property. The calculation of additional Restricted Stock Units shall be carried to three decimal places.

     8. Vesting of Accounts.

     All Restricted Stock Units credited to a Participant's Restricted Stock Unit Account (and the Dividend Units attributable thereto) shall vest and be nonforfeitable six months after the credit date, provided that the Participant is then a Director of the Company. If a Participant's status as a Director terminates due to (i) death, (ii) disability (as determined by the Committee),
(iii) Normal Retirement (which unless otherwise determined by the Committee shall mean retirement on or after reaching age 65 and having served as a Director for a period of at least three (3) years), or (iv) terminates for any reason within twenty-four (24) months following a Change in Control, all unvested Restricted Stock Units and Dividend Units will immediately become one hundred percent (100%) vested and nonforfeitable. Additionally, the Committee, in its sole discretion, may accelerate a Participant's vested percentage if it determines that such action would be consistent with the purposes of the Plan or otherwise in the best interest of the Company.

     9. Payment of Accounts.

          (a) Time of Payment: Payment of the vested Restricted Stock Units to a Participant shall commence in January of the year of payment specified by the Participant in his or her Deferral Election. If a Participant dies before the Participant's Restricted Stock Unit Account has been fully distributed, an immediate lump sum distribution of the Restricted Stock Unit Account shall be made to the Participant's Beneficiary or Beneficiaries in the proportions designated by such Participant.

          (b) Form of Payment: The total number of vested whole Restricted Stock Units in a Participant's Restricted Stock Unit Account shall be paid to the Participant in an equal number of whole Shares. If installment payments are elected, the number of Shares to be paid shall be determined initially by dividing the number of vested Restricted Stock Units in the Restricted Stock Unit Account by the number of installment payments to be paid rounded to the nearest number of whole Restricted Stock Units. Each subsequent installment payment shall be determined by dividing the number of then vested Restricted Stock Units remaining in the Restricted Stock Unit Account by the number of installments remaining to be paid and rounding to the nearest number of whole Restricted Stock Units. The Company shall issue and deliver to the Participant Share certificates in payment of Restricted Stock Units as soon as practicable following the date on which the Restricted Stock Units, or any portion thereof, become payable.

          (c) Type of Payment: Payments of Shares will be made from the Restricted Stock Unit Account of a Participant in whichever of the following methods the Participant elects at the time of the deferral election:

               (ii) A single lump sum.

               (iii) Annual installments over a period not to exceed ten (10) years, as the Participant shall elect.

          If all or any portion of the Restricted Stock Unit Account is to be distributed in installments, the portion of the Participant's Restricted Stock Unit Account being held for future distribution shall continue to be credited with additional Dividend Units as provided in Section 7.

          (d) Accelerated Payment: Notwithstanding any Payment Election made by the Participant, if the Participant terminates service as a Director for any reason prior to Normal Retirement (other than because of disability or death), the Committee, in its discretion, may elect to direct the Company to pay the entire vested amount of the Participant's Restricted Stock Unit Account in a single lump sum.

     10. Shares Subject to the Plan.

     Shares that may be issued under the Plan may be acquired by the Company in open-market transactions, consistent with all applicable rules and regulations regarding the repurchase of securities, or may consist of authorized but unissued shares. Subject to adjustment as provided in Section 11, the number of authorized but unissued shares which may be issued under this Plan shall not exceed 300,000 shares.

     11. Adjustments.

     In the event of any stock dividend, stock split, combination or exchange of Shares, merger, consolidation, spin-off, recapitalization or other distribution (other than normal cash dividends) of Company assets to stockholders, or any other change affecting Shares or the price of Shares, such proportionate adjustments, if any, as the Committee in its sole discretion may deem appropriate to reflect such change shall be made with respect to (i) the aggregate number of authorized but unissued Shares that may be issued under the Plan, and (ii) each Restricted Stock Unit or Dividend Unit held in the
Restricted Stock Unit Accounts. Any adjustments described in the preceding sentence shall be carried to three decimal places.

     12. Termination or Amendment of Plan.

          (a) In General: The Board may, at any time by resolution, terminate, suspend or amend this Plan. If the Plan is terminated by the Board, no Deferrals may be credited after the effective date of such termination, but previously credited Restricted Stock Units and Dividend Units shall remain in effect in accordance with the terms and conditions of the Plan.

          (b) Limitations: No amendment may adversely affect the right of any Participant to have Dividend Units credited to a Restricted Stock Unit Account or to receive payment of any Shares pursuant to the payout of such accounts, unless such Participant consents in writing to such amendment.

     13. Compliance With Laws.

          (a) The obligations of the Company to issue any Shares under this Plan shall be subject to all applicable laws, rules, regulations and restrictions, and the obtaining of all such approvals by governmental agencies or stock exchanges or markets on which the Common Stock is listed or traded, and the Company may place appropriate legends on stock certificates relating to the foregoing, as the Board may deem necessary or appropriate.

          (b) Subject to the provisions of Section 12, the Board may make such changes in the design and administration of this Plan as may be necessary or appropriate to comply with the rules and regulations of any government authority.

     14. Unfunded Plan.

     Nothing  contained  in  this  Plan  and no  action  taken  pursuant  to the provisions hereof shall create or be construed to create a fiduciary relationship between the Company and Participant, the Participant's designee or any other person. The Plan shall be unfunded with respect to the Company's obligation to pay any amounts due, and a Participant's rights to receive any payment with respect to any Restricted Stock Unit Account shall be not greater than the rights of an unsecured general creditor of the Company.

     The Company may establish a Rabbi Trust to accumulate Shares to fund all or part of the obligations of the Company pursuant to this Plan. Payment from the Rabbi Trust of amounts due under the terms of this Plan shall satisfy the obligation of the Company to make such payment. In no event shall any Participant be entitled to receive payment of an amount from the Company which the Participant received from the Rabbi Trust.

     15. Definitions.

     Whenever used in the Plan, the following terms shall have the meanings set forth in this Section 15.

          (a) "Affiliate" means a corporation or other entity controlling, controlled by or under common control with the Company.

          (b) "Board of Directors" or "Board" means the Board of Directors of Clarion Technologies, Inc., a Delaware corporation, at the time the term is applied.

          (c) "Change in Control" means a change in control of the Company of such a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934 ("Exchange Act"), or such item thereof which may hereafter pertain to the same subject; provided that, and notwithstanding the foregoing, a Change in Control shall be deemed to have occurred if:

               (i) Any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing twenty percent (20%) or more of the combined voting power of the Company's then outstanding securities; or

               (ii) At any time a majority of the Board of Directors of the Company is comprised of other than Continuing Directors (for purposes of this paragraph, the term Continuing Director means a director who was either (A) first elected or appointed as a Director prior to the date this Plan was adopted by the Board; or (B) subsequently elected or appointed as a director if such director was nominated or appointed by at least a majority of the then Continuing Directors); or

               (iii) Any of the following occur:

                    (A) Any merger or consolidation of the Company, other than a merger or consolidation in which the voting securities of the Company immediately prior to the merger or consolidation continue to represent (either by remaining outstanding or being converted into securities of the surviving entity) more than fifty percent (50%) of the combined voting power of the Company or surviving entity immediately after the merger or consolidation with another entity;

                    (B) Any sale, exchange,  lease, mortgage,  pledge, transfer, or other disposition (in a single transaction or a series of related transactions) of all or substantially all of the assets of the Company which shall include, without limitation, the sale of assets or earning power aggregating more than fifty percent (50%) of the assets or earning power of the Company on a consolidated basis;

                    (C) Any liquidation or dissolution of the Company;

                    (D)   Any   reorganization,    reverse   stock   split,   or
               recapitalization of the Company which would result in a Change in Control; or

                    (E) Any transaction or series of related transactions having, directly or indirectly, the same effect as any of the foregoing; or any agreement, contract, or other arrangement providing for any of the foregoing.

          (d) "Committee" means the Compensation Committee of the Board, or other Committee designated by the Board to be the administrator of the Plan, at the time the term is applied.

          (e) "Common Stock" means the common stock of the Company, par value $.001 per share.

          (f)   "Company"   means   Clarion   Technologies,   Inc.,  a  Delaware
     corporation, and includes subsidiaries or affiliates where appropriate in the context in which it is used.

          (g) "Deferral" means the dollar amount of a Participant's Retainer which is deferred in a particular Plan Year. "Quarterly Deferral" shall mean 25% of the Deferral.

          (h) "Fair Market Value" of a Share means, for any particular date, (i) for any period during which the Share shall be listed for trading on a national securities exchange or the National Association of Securities Dealers Automated Quotation System OTC Bulletin Board ("NASDAQ"), the closing price per Share on such exchange or the NASDAQ as of the close of such trading day or (ii) for any period during which the Share shall not be listed for trading on a national securities exchange or NASDAQ, the market price per Share as determined by a qualified appraiser selected by the Board. If Fair Market Value is to be determined on a day when the markets are not open, Fair Market Value on that day shall be the Fair Market Value on the most recent preceding day when the markets were open.

          (i) "Participant" means a Director who has filed an Election to Participate as provided in Section 5 of the Plan.

          (j) "Rabbi Trust" means a Trust established by an agreement between the Company and a Trustee with such terms and conditions as the Company, in its discretion, shall determine, for the purpose set forth in Section 14 of the Plan.

          (k) "Retainer" means the annual dollar amount of fees payable to a Director each Plan Year for services as a Director of the Company or, if payable in shares of Common Stock, the number of Shares payable to a Director each Plan Year for services as a Director of the Company.

          (l) "Share" means a share of Common Stock.

          (m) "Subsidiary" means a corporation or other entity in which the Company, directly or indirectly, owns 50% or more of the combined voting power of all shares of outstanding securities of such corporation or other entity.

          (n) Other Terms Defined in the Plan.

          The following terms shall have the meanings defined respectively in the Section of the Plan set opposite each term.

                        Term                                        Section
             Beneficiary                                               5(c)
             Dividend Unit                                             7
             Deferred Percentage                                       5(c)
             Deferral Election                                         5(b)
             Payment Election                                          5(c)
             Restricted Stock Units                                    1
             Restricted Stock Unit Account                             6
             Retainer                                                  1

     16. Miscellaneous.

          (a) Assignment; Encumbrances: The right to have amounts credited to a Restricted Stock Unit Account and the right to receive payment with respect to such Restricted Stock Unit Account under this Plan are not assignable or transferable and shall not be subject to any encumbrances, liens, pledges, or charges of the Participant or to claims of the Participant's creditors. Any attempt to assign, transfer, hypothecate or attach any rights with respect to or derived from any Restricted Stock Unit shall be null and void and of no force and effect whatsoever.

          (b) Designation of Beneficiaries: A Participant may designate in writing a beneficiary or beneficiaries to receive any distribution under the Plan which becomes payable after the Participant's death. If at the time any such distribution is due, there is no designation of a beneficiary in force or if any person (other than a trustee or trustees) as to whom a beneficiary designation was in force at the time of such Participant's death shall have died before the payment became due and the Participant has failed to designate a beneficiary to take in lieu of such deceased person, the person or persons entitled to receive such distribution (or part thereof, as the case may be) shall be the personal representative of the Participant's estate.

          (c) Administration: The Committee shall administer the Plan, including the adoption of rules or the preparation of forms to be used in its operation, and to interpret and apply the provisions hereof as well as any rules which it may adopt. In addition, the Committee may appoint other individuals, firms or organizations to act as agent of the Company carrying out administrative duties under the Plan. Except as may be provided in a Rabbi Trust, the decisions of the Committee, including, but not limited to, interpretations and determinations of amounts due under this Plan, shall be final and binding on all parties.

          (d) Governing Law: The validity, construction and effect of the Plan and any actions taken or relating to the Plan, shall be determined in accordance with the laws of the State of Michigan without regard to its conflict of law rules, and applicable federal law.

          (e) Rights as a Stockholder: A Participant shall have no rights as a stockholder with respect to a Restricted Stock Unit until the Participant actually becomes a holder of record of Shares distributed with respect thereto.

          (f) Notices: All notices or other communications made or given pursuant to this Plan shall be in writing and shall be sufficiently made or given if hand delivered, or if mailed by certified mail, addressed to the Participant at the address contained in the records of the Company or to the Company at its principal office, as applicable.

     I certify that this Plan was adopted by the Board of Directors of Clarion Technologies, Inc., a Delaware Corporation, on June 20, 2000.

Dated:   June 20, 2000.                         /s/ David W. Selvius
                                                Secretary
                                                Clarion Technologies, Inc.




::ODMA\PCDOCS\GRR\447803\1

EXHIBIT 10(t)


                      EMPLOYMENT AND STOCK OPTION AGREEMENT

     THIS EMPLOYMENT AND STOCK OPTION AGREEMENT is between CLARION TECHNOLOGIES, INC., a Delaware corporation, with its principal offices at 235 Central Avenue, Holland, Michigan 49423 (the "Company"), and DAVID SELVIUS, of 4488 Creek View Dr., Hudsonville, Michigan 49426 (the "Employee"), effective as of the 22nd day of December, 2000 (the "Effective Date").

                                    RECITALS:

     The Company and the Employee have reached an understanding with respect to the employment of the Employee by the Company, and the parties desire to set forth their understanding with respect to such employment fully and completely in writing.

     NOW, THEREFORE, in consideration of the mutual promises and undertakings in this Agreement, the parties agree as follows:

     1. Employment. The Company shall employ the Employee, and Employee shall work for the Company upon the terms and condition set forth in this Agreement. All business the Employee develops and secures during the term of this Agreement shall be the property of the Company.

     2. Exclusive Agreement. The Employee shall devote his full time and best effort for the benefit of the Company during the term of this Employment Agreement. Among the other obligations imposed by this Employment Agreement, the Employee shall not be involved financially or otherwise with any competing business organization. The Employee represents and warrants that the Employee is not bound by any restrictive covenant or agreement that prevents or restricts the Employee from performing his duties hereunder and agrees to indemnify and hold the Company harmless from any liability arising out of his breach of such covenant or agreement or the failure to disclose the existence of such covenant or agreement to the Company.

     3. General Duties. The Employee shall serve the Company as its Chief Financial Officer and shall be responsible for the Company's finance, information technology and human resource group. Employee's responsibility shall include finding and negotiating capital sources to fund the Company's growth, executing the Company's acquisition strategy, providing appropriate information systems and establishing and maintaining the Company's human resource practices. In addition, Employee shall perform such duties and assume such responsibilities as are normally inherent in such position and such other duties as may be requested of him by the Company.

     4. Employment Term. The Employee's term of employment by the Company (the "Employment Term") shall be for a period of five (5) years commencing on the date hereof (subject to earlier termination pursuant to Section 11 below) (the "Initial Term"); provided that the Employment Term shall be renewed automatically for one (1) year periods ("Renewal

Terms") at the end of the Initial Term and of each such Renewal Term, unless either party notifies the other party (in a written notice delivered at least sixty (60) days prior to the end of the Initial Term or a Renewal Term), that such party is terminating this Agreement effective as of the end of such Initial Term or any Renewal Term.

     5. Confidential Information. The Employee acknowledges that the customer lists, chemical formula, manufacturing processes, devices, techniques, plans, methods, drawings, blueprints, reproductions, data, tables, calculations, letters or other paperwork, documents and know-how of the Company were designed and developed by the Company at great expense and over a lengthy period of time, are secret, confidential and unique and constitute the exclusive property and trade secrets of the Company. The Employee acknowledges further that any use of such property and trade secrets by the Employee other than for the sole benefit of the Company would be wrongful and cause irreparable harm to the Company. Accordingly, the Employee shall not, at any time during or subsequent to his employment by the Company, without the express written consent of the Company publish, disclose or divulge to any person, firm or corporation, or use, directly or indirectly, for his own benefit or for the benefit of any person, firm or corporation, for use other than for the Company, any property, trade secrets, Confidential Information (defined below) of the Company and its affiliates learned or obtained by him from the Company, including, but not limited to, the information and items set forth above. Confidential Information includes, but is not limited to, information not generally known and proprietary to the Company, about the Company's processes and products, including, but not limited to, information relating to research, development, manufacturing, purchasing, engineering, marketing and selling. All information disclosed to the Employee or to which the Employee shall obtain during such employment with the Company which the Employee has reasonable basis to believe to be Confidential Information, or which the Employee has a reasonable basis to believe the Company treats as Confidential Information, shall be presumed to be Confidential Information.

     6. Inventions. The Employee shall disclose promptly to the Company any and all inventions, discoveries, and improvements (regardless of whether such are patentable or copyrightable) conceived or made by him, alone or with others, during the Employment Term and related, connected or pertinent to the business or activities, existent or contemplated, of the Company. The Employee acknowledges that all such inventions, discoveries and improvements are and shall be the property of the Company and hereby assigns and agrees to assign all of his interest therein to the Company or its nominee. Whenever requested to do so by the Company, the Employee shall execute without charge to the Company, any and all applications, assignments or other instruments which the Company shall deem necessary to apply for and obtain patents or copyrights in the United States or any foreign country or to protect or otherwise confirm the Company's interest and ownership therein. The Employee agrees that these obligations shall continue beyond the Employment Term.

     7. Salary and Expenses. The Company shall pay the Employee a salary of One Hundred Fifty Thousand Dollars ($150,000) per year ("Annual Salary"); provided that following the termination of each full calendar year after December 31, 2000, during the Employment Term, the Annual Salary shall be adjusted, as of the succeeding February, as may be mutually agreed upon between the parties after an annual review and evaluation of the Employee's performance. The Employee's Annual Salary shall be payable in accordance with the normal payroll practices of the Company. The Company shall reimburse the Employee for all reasonable, legitimate and documented business expenses incurred by him upon submission of accounts in satisfactory form, subject to such limitations as the Company may impose in its discretion from time to time.

     8.  Additional  Benefits.  In addition  to the  compensation  described  in
Section 7 above, the Employee shall be entitled during the Employment Term to receive the following additional benefits:

          (a) Automobile. The Employee shall be entitled a monthly car allowance of Seven Hundred Fifty Dollars ($750).

          (b) Insurance. The Company shall provide the Employee with life and disability insurance and health, hospitalization and major medical insurance coverage provided by the Company to the employees of the Company generally.

          (c) Holidays. The Employee shall be entitled to all Federal legal holidays. In addition, the Employee shall be entitled to twenty (20) vacation days each year (to be taken at a reasonable time or times), during which time his compensation shall be paid in full.

          (d) Sick Leave. The Employee shall be entitled to a reasonable amount of sick leave, which shall be determined by the Company.

          (e)  Retirement  Plan(s) The Employee shall be entitled to participate
     in  the  Company's  defined   contribution  plan(s)  under  the  terms  and
     conditions of those plan(s).

     9. Grant of Option. The Company hereby grants to Employee the option to purchase 300,000 shares of the Company's common stock, par value $.001 per share, on the terms and conditions set forth in this Section 9 (the "Option"). The shares covered by the Option (the "Option Shares") shall not be considered or treated as incentive stock options ("ISOs") under the provisions of Section 422A of the Internal Revenue Code of 1986, as amended.

          (a) Purchase Price. The purchase price of the shares covered by the Option shall be $2.0625 per share, which represents one hundred percent (100%) of the fair market value of a share of the Company's common stock on the Effective Date of this Agreement.

          (b) Term of Option. The term of the Option shall be for a period of five (5) years from the Effective Date, subject to earlier termination as provided in subsequent sections of this Agreement.

          (c) Exercise of Option. Except as provided in this Section 9(c) below, the Option shall not be exercisable prior to the expiration of six (6) months from the

     Effective Date. Thereafter, the Option may be exercised in accordance with the following vesting schedule:

                                                             Percent of Option
                    Date                                   Shares Vested to Date

               June 22, 2001                                       33.33%
               December 22, 2001                                   50.00%
               December 22, 2002                                   66.66%
               December 22, 2003                                   83.33%
               December 22, 2004                                  100.00%

          The Option will vest and become exercisable with respect to the percentage of Option Shares set forth opposite such date if Employee is employed by the Company or a Subsidiary as of such date. Notwithstanding the foregoing, the Option shall be fully vested and exercisable with respect to all of the Option Shares upon (x) a "Change in Control" of the Company (as defined in Section 10(c) below), or (y) the earlier of Employee's death or Disability.

          The Option shall be exercised by written notice to the Company. The notice shall state the number of Option Shares with respect to which the Option is being exercised, shall be signed by the person exercising the Option, and shall be accompanied by payment of the full purchase price of the Option Shares. In the event the Option is exercised pursuant to Section 9(e) hereof by any person other than the Employee, such notice shall be accompanied by appropriate proof of the right of such person to exercise the Option. Payment of the purchase price shall be made by (1) cash, check, bank draft, or money order, payable to the order of the Company, (2) the delivery by the Employee of unencumbered shares of common stock of the Company with a fair market value on the date of exercise equal to the total purchase price of the shares to be purchased, (3) the reduction in the number of shares issuable upon exercise (based on the fair market value of the shares on the date of exercise); or (4) a combination of (1), (2), and
     (3). Upon exercise of all or a portion of the Option, the Company shall issue to the Employee a stock certificate representing the number of shares with respect to which the Option was exercised.

          (d) Tax Withholding. The exercise of the Option is subject to the satisfaction of withholding tax or other withholding liabilities, if any, under federal, state and local laws in connection with such exercise or the delivery or purchase of shares pursuant hereto. The exercise of the Option shall not be effective unless applicable withholding shall have been effected or obtained in the following manner or in any other manner acceptable to the Company. Unless otherwise prohibited by the Company, Employee may satisfy any such withholding tax obligation by any of the following means or by a combination of such means: (1) tendering a cash payment; (2) authorizing the Company to withhold from the shares otherwise issuable to Employee as a result of the exercise of the Option a number of shares having a fair market value as of the date that the amount of tax to be withheld is to be determined ("Tax Date"), which shall be the date of exercise of the Option, less than or equal to the amount of the withholding tax obligation; or (3) delivering to the Company unencumbered shares of the Company's common stock owned by Employee having a fair market value, as of the Tax Date, less than or equal to the amount of the withholding tax obligation.

          (e) Transferability of Option. Except as provided below, the Option shall not be sold, transferred, assigned, pledged or hypothecated in any way, shall not be assignable by operation of law, and shall not be subject to execution, levy, attachment or similar process. Except as provided below, any attempted sale, transfer, assignment, pledge, hypothecation or other disposition of the Option contrary to the terms hereof, and any execution, levy, attachment or similar process upon the Option, shall be null and void and without effect. The Option may be transferred to (1) Employee's spouse, children or grandchildren (each an "Immediate Family Member"), (2) a trust or trusts for the exclusive benefit of an Immediate Family Member, or (3) a partnership or limited liability company whose only partners or members are Immediately Family Members. Each of the persons and entities listed above are referred to as a "Permitted Transferee." The Option may be transferred to a Permitted Transferee only if there is no consideration for the transfer. Following any transfer, the Option shall continue to be subject to the same terms and conditions immediately prior to transfer.

          (f) Termination of Employment.

               (1) Termination of Employment for Reasons Other Than Retirement, Disability or Death. In the event Employee ceases to be employed by the Company for any reason other than retirement or on account of Disability (as defined in Section 10(c) below) or death, the Option shall, to the extent rights to purchase shares have accrued at the date of such termination and shall not have been fully exercised, be exercisable, in whole or in part, at any time within a period of three
          (3) months following cessation of the Employee's employment, subject, however, to the prior expiration of the Option.

               (2) Termination of Employment for Retirement or Disability. In the event Employee ceases to be employed by the Company by reason of retirement after attaining age 55 or on account of Disability, the Option shall, to the extent rights to purchase shares have accrued at the date of such retirement or Disability and have not been fully exercised, be exercisable, in whole or in part, at any time within a period of twelve (12) months following such retirement or Disability, subject, however, to the prior to expiration of the Option. If the Employee dies after such retirement or Disability, the Option shall be exercisable in accordance with Section 9(f)(3) below.

               (3) Termination of Employment for Death. Upon Employee's death, the Option shall, to the extent rights to purchase shares hereunder have accrued at the date of death and shall not have been fully exercised, be exercisable, in whole or in part, by the personal representative of the Employee's estate, by any person or persons who shall have acquired the Option directly from the Employee by bequest or inheritance or a Permitted Transferee at any time within twelve (12) months after his death, subject to the prior expiration of the Option.

               (4) Termination of Option. If the Option is not exercised within whichever of the exercise periods specified in Section 9(f) is applicable, the Option shall terminate upon expiration of such exercise period.

          (g) Changes in Capital Structure. The number of shares covered by the Option, and the price per share, shall be proportionately adjusted for any increase or decrease in the number of issued shares of common stock of the Company resulting from any combination of shares or the payment of a stock dividend on the Company's common stock or any other increase or decrease in the number of such shares effected without receipt of consideration by the Company.

          If the Company shall be the surviving corporation in any merger or consolidation, or if the Company is merged into a wholly owned subsidiary solely for purposes of changing the Company's state of incorporation, the Option shall pertain to and apply to the securities to which a holder of the same number of shares as are then subject to the Option would have been entitled. Upon a "Change in Control" of the Company, as defined in Section 10(c) below, the Employee shall have the right immediately prior to such Change in Control to exercise the Option, in whole or in part, irrespective of the terms of Section 9(c) above.

          In the event of a change in the common stock of the Company as presently constituted, which is limited to a change of all its authorized shares into the same number of shares with a different par value or without par value, the shares resulting from any such change shall be deemed to be the shares subject to the Option.

          The grant of the Option shall not affect in any way the right or power of the Company to make adjustments, reclassifications, reorganizations or changes of its capital or business structure or to merge or to consolidate or to dissolve, liquidate or sell, or transfer all or any part of its business or assets.

     10. Severance.

          (a) Benefits. Employee shall receive the following Severance Benefits (in addition to any other benefits provided under the terms of this Agreement) if eligible under Section 10(b) below:

               (1) A lump sum cash amount (which shall be paid not later than thirty (30) days after the date of termination of employment) equal to Employee's Annual Salary at the time of termination; and

               (2) For a one (1) year period after the date employment is terminated, the Company will arrange to provide Employee, at the Company's expense, with health care coverage equal to that in effect for Employee prior to the termination (or, if more favorable to Employee, that furnished generally to salaried employees of the Company). Upon the expiration of the health care benefits required to be provided pursuant to this Section 10(a), Employee shall be entitled to the continuation of such benefits under the provisions of Section 8(b) of this Agreement and the Consolidated Omnious Budget Reconciliation Act. Health care benefits otherwise receivable by Employee pursuant to this Section 10(a) shall be reduced to the extent comparable benefits are actually received by Employee from a subsequent employer during the one (1) year period following the date the employment is terminated, and any such benefits actually received by Employee shall be reported to the Company.

          (b)  Eligibility  for Severance  Benefits.  Employee shall receive the
     Severance   Benefits   described  in  Section  10(a)  above  if  Employee's
     employment is terminated during the term of this Agreement, and:

               (1) The termination occurs within six (6) months after a Change of Control, unless the termination is (i) because of Employee's death or Disability, (ii) by the Company for Cause, or (iii) by the Executive other than for Good Reason; or

               (2) The Company  terminates the employment of Employee within six
          (6) months before a Change of Control, in contemplation of such Change of Control, and to avoid the effect of this Agreement should such action occur after such Change of Control; or

               (3) The Company terminates the employment of Employee at any time for reasons other than for Cause; or

               (4) The Employee terminates employment for Good Reason.

          (c) Definitions. The following defined terms shall have the meanings set forth below, for purposes of this Agreement:

               (1) Change of Control. A "Change in Control" shall mean a change in control of the Company of such a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934 ("Exchange Act"), or such item thereof which may hereafter pertain to the same subject; provided that, and notwithstanding the foregoing, a Change in Control shall be deemed to have occurred if:

                    (i) Any "person" (as such term is used in Sections 13(d) and
               14(d) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing twenty-five percent (25%) or more of the combined voting power of the Company's then outstanding securities; or

                    (ii) At any time a majority of the Board of Directors of the
               Company is comprised of other than Continuing Directors (for purposes of this Section 10, the term Continuing Director means a director who was either (A) first elected or appointed as a Director prior to the Effective Date of this Agreement; or (B) subsequently elected or appointed as a director if such director was nominated or appointed by at least a majority of the then Continuing Directors); or

                    (iii) Any of the following occur:

                         (A) Any merger or consolidation  of the Company,  other
                    than a merger or consolidation in which the voting securities of the Company immediately prior to the merger or consolidation continue to represent (either by remaining outstanding or being converted into securities of the surviving entity) fifty-one percent (51%) or more of the combined voting power of the Company or surviving entity immediately after the merger or consolidation with another entity;

                         (B) Any sale, exchange,  transfer, or other disposition
                    (in a single transaction or a series of related transactions) of all or substantially all of the assets of the Company which shall include, without limitation, the sale of assets or earning power aggregating more than fifty percent (50%) of the assets or earning power of the Company on a consolidated basis (excluding the sale and leaseback of any of the Company's assets);

                         (C) Any liquidation or dissolution of the Company;

                         (D)  Any   reorganization,   reverse  stock  split,  or
                    recapitalization of the Company which would result in a Change of Control; or

                         (E) Any  transaction or series of related  transactions
                    having, directly or indirectly, the same effect as any of the foregoing; or any agreement, contract, or other arrangement providing for any of the foregoing.

               (2) Disability. "Disability" means that, as a result of Employee's incapacity due to physical or mental illness, the Employee shall have been found to be eligible for the receipt of benefits under the Company's long term disability plan.

               (3) Cause. "Cause" means (i) the willful commission by the Employee of a criminal or other act that causes or will probably cause substantial economic damage to the Company or a Subsidiary or substantial injury to the business reputation of the Company or a Subsidiary; (ii) the commission by Employee of an act of fraud in the performance of such Employee's duties on behalf of the Company or a Subsidiary; or (iii) the continuing willful failure of the Employee to perform the duties of Employee to the Company or a Subsidiary (other than any such failure resulting from Employee's Disability or occurring after issuance by Employee of a Notice of Termination for Good Reason) after written notice thereof (specifying the particulars thereof in reasonable detail) and a reasonable opportunity to be heard and cure such failure are given to Employee by the Board. For purposes of this Agreement, no act, or failure to act, on Employee's part shall be deemed "willful" unless done, or omitted to be done, by Employee not in good faith and without reasonable belief that the action or omission was in the best interest of the Company or a Subsidiary.

               (4) Good Reason. For purposes of this Agreement, "Good Reason" means the occurrence of any one or more of the following without Employee's express written consent:

                    (i)  The   assignment   to  Employee  of  duties  which  are
               materially different from or inconsistent with the duties, responsibilities and status of Employee's position, or which result in a significant reduction in Employee's authority and responsibility as an Employee of the Company or a Subsidiary;

                    (ii) A reduction by the Company in Employee's Annual Salary;

                    (iii) Either (a) the Company requiring  Employee to be based at a location in excess of thirty (30) miles from the location where Employee is currently based, or (b) in the event of any relocation of Employee with Employee's express written consent, the failure of the Company or a Subsidiary to pay (or reimburse the Employee for) all reasonable moving expenses by Employee relating to a change of principal residence in connection with such relocation and to pay Employee the amount of any loss realized in the sale of Employee's principal residence in connection with any such change of residence. Any gain realized upon the sale shall not offset the obligation to pay moving expenses, and the amounts payable under (b) shall be tax effected, all to the effect that Employee shall incur no loss on an after tax basis;

                    (iv) The  failure of the  Company  to obtain a  satisfactory agreement from any successor to the Company to assume and agree to perform this Agreement;

                    (v) Any termination by the Company of Employee's  employment that is other than for Cause; or

                    (vi) Any termination of Employee's employment,  reduction in
               Employee's compensation or benefits, or adverse change in Employee's location or duties, if such termination, reduction or adverse change (aa) occurs within six (6) months before a Change of Control, (bb) is in contemplation of such Change in Control, and (cc) is taken to avoid the effect of this Agreement should such action occur after such Change in Control.

               The existence of Good Reason shall not be affected by Employee's Disability. Employee's continued employment shall not constitute a waiver of Employee's rights with respect to any circumstance constituting Good Reason under this Agreement.

               (5) Notice of Termination. "Notice of Termination" means a written notice indicating the specific termination provision in this Agreement relied upon and setting forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the employment under the provision so indicated. Employee shall not be entitled to give a Notice of Termination that Employee is terminating employment for Good Reason more than six (6) months following the occurrence of the event alleged to constitute Good Reason, except with respect to an event which occurred before the Change of Control, in which case the Notice of Termination must be given within six (6) months following the Change of Control. Any termination by the Company for Cause or due to Employee's Disability, or by Employee for Good Reason shall be communicated by Notice of Termination to the other party.

               (6) Subsidiary. "Subsidiary" means a Company with at least eighty percent (80%) of its outstanding capital stock owned directly or indirectly by the Company.

     11. Termination of Employment.

          (a) The Employee's employment pursuant to this Agreement shall terminate upon the death or Disability (as defined in Section 10(c) above) of the Employee, and may be terminated for "Cause" (as defined in Section 10(c) above) by the Company at any time during the Employment Term.

          (b) In the event: (1) the Employee's employment under this Agreement is terminated for Cause; (2) the Employee voluntary terminates his employment with the Company; or (3) of the death or Disability of the Employee, prior to the end of the Employment Term, the Company shall promptly pay to the Employee (or to the Employee's legal representatives) the amount of any Annual Salary attributable to periods prior to such termination and any reimbursable expenses, but Employee (or such legal representatives) shall not be entitled to receive any severance or other compensation, except as provided in Section 10 above.

          (c) In the event the Employee's employment under this Agreement is terminated by the Company other than for Cause or any of the reasons listed in subsection 11(b) above, the Company shall promptly pay to Employee the amount of Annual Salary due for the remaining Employment Term, and shall provide during the balance of such Employment Term the Additional Benefits under Section 8 above.

     12. Duty of Employee Upon Termination. The Employee shall, upon termination of this Agreement, return to the Company all the Company's records of any sort and all literature, supplies, letters, written or printed forms, and/or memoranda pertaining to the Company's business within 48 hours of such termination and without the necessity of demand by the Company.

     13. Covenant on Termination.

          (a) During the Employment Term and for a period of one (1) year after termination of employment with the Company (which shall include for purposes of this Section, any subsidiary, affiliate or shareholder of the Company), the Employee shall not at any time in or with respect to North America (i) compete, directly or indirectly, with the Company; (ii) directly or indirectly, on his own behalf or on behalf of or as an employee or agent of any other person or business, contact or approach any person or business wherever located, with a view to competing with the Company; (iii) participate as a director, officer, five percent or more shareholder, or partner of, to have any other direct or indirect financial interest in, any enterprise which engages in any business in which the Company shall be engaged; or (iv) participate as an employee, agent, representative or consultant in, or render any services to, any enterprise in which his responsibility relates to any such business.

          (b) During the Employment Term and for a period of one (1) year thereafter, the Employee shall not induce or attempt to induce any customer of the Company to reduce its business with the Company or solicit or attempt to solicit any employees of the Company to leave the employ of the Company.

          (c) The Employee acknowledges that the restrictions  contained in this
     Section 13 are reasonable and necessary to protect the business and interests of the Company and that any violation of these restrictions will cause substantial and irreparable injury to the Company. Therefore, the Employee agrees that the Company is entitled, in addition to any other remedies, to preliminary and permanent injunctive relief to secure specific performance, and to prevent a breach or contemplated breach of this Agreement. The restrictions set forth herein shall be construed as independent covenants, and the existence of any claim or cause of action against the Company, whether predicated upon this Agreement or otherwise, shall not constitute a defense to the enforcement by the Company of the restrictions contained in this Section 13.

     14. Severability. In the event any clause or provision of this Agreement shall be held to be invalid or unenforceable, the same shall not affect the validity or enforceability of any other provision herein, and this Agreement shall remain in full force and effect in all other respects. If a claim of invalidity or unenforceability of any provision of this Agreement is predicated upon the length of the term of any covenant or the area covered thereby, such provision shall not be deemed to be invalid or unenforceable; rather, such provision shall be deemed to be modified to the maximum area or the maximum duration as any court of competent jurisdiction shall deem reasonable, valid and enforceable.

     15. Breach by Employee. The Employee shall conduct himself at all times according to the terms and conditions of this Agreement, and failure to do so shall render the Employee liable for any loss or damage the Company may suffer on account of such failure. With respect to the irreparable harm which the Company would suffer if the Employee breaches this Agreement, the Employee agrees that the Company may specifically enforce Employee's performance under this Agreement by injunction or otherwise, and Employee shall be liable to Company for the reasonable costs and attorney fees of any such action.

     16. Statute of Limitations. The Employee agrees that any complaints, causes of action or claims that the Employee may bring arising out of the Employee's employment or termination of employment must be brought within six (6) months of the earlier of: (1) the date of the occurrence giving rise to the complaint, cause or action or claim; or (2) the date of termination of employment. This provision shall apply to all complaints, causes of action or claims arising out of the Employee's employment, including but not limited to actions based on: (a) wrongful termination; (b) any form of employment discrimination under federal or state law, including actions brought under the Federal Age Discrimination and Employment Act; (c) complaints brought within federal or state agencies under any federal or state law regulating wages, hours or any other term or condition of employment; (d) retaliation, in any form, as prohibited by state or federal statute; (e) breach, of contract, express or implied; and (f) damages to Employee's person, well-being or reputation.

     17. Benefit. This Agreement shall be binding upon and operate for the benefit of the parties and their respective heirs, representatives, successors and assigns.

     18. Amendment and Termination; Entire Agreement. The parties may amend or terminate this Agreement by written consent. This Agreement will automatically terminate upon the dissolution, bankruptcy or insolvency of the Company, or the death of the Employee.

     19. Entire Agreement. The parties understand and agree that this Employment Agreement is the entire Agreement between the parties regarding the terms and conditions of the Employee's employment. The terms of this Agreement may not be varied, modified, supplemented or in any other way changed by extraneous verbal or written representations by the Company or its agents to the Employee.

     20. Governing Law. This Agreement shall be governed by, construed and enforced in accordance with the laws, and in the courts, of the State of Michigan.

     21. Stipulated Venue. The Company and Employee agree that any action at law, suit equity or judicial proceeding for enforcement of this Agreement or any provision thereof, shall be instituted only in the federal or state courts situated in the County of Kent, State of Michigan.

     22. Arbitration. Each party agrees not to bring suit against the other party in the courts of any jurisdiction in connection with any dispute which might be the subject of a civil action arising from the interpretation or application of this Agreement. Each party agrees that any such dispute shall be finally resolved by submission to compulsory commercial arbitration pursuant to MCLA ss.ss. 600.5001 to 600.5035, according to the American Arbitration Association rules, by one or several arbitrators appointed. The parties agree to be bound by the decision of the arbitration and that a judgment of any circuit court may be rendered upon the award made pursuant to said submission to arbitration.

     23. Survival. The Covenants of Sections 12, 13, 15, 16, 21, and 22 shall survive the termination of this Agreement.

     24. Notice. All notices, demands, requests, consents, reports, approvals, or other communications which may be or are required to be given, served, or sent pursuant to this Agreement shall be in writing and shall be mailed by first-class, registered or certified mail, return receipt requested, postage prepaid, or transmitted by telegram or hand delivery, addressed as follows:

            The Company:                                Employee:

            Clarion Technologies, Inc.                  4488 Creek View Dr.
            235 Central Avenue                          Hudsonville, MI  49426
            Holland, MI   49423

Each party may designate by written notice a new address to which any notice or communication may thereafter be so given. Each notice or communication which shall be mailed or transmitted in the manner described above shall be deemed sufficiently given, for all purposes at such time as it is delivered to the addressee (with the return receipt, the delivery receipt, or the affidavit of messenger being deemed conclusive evidence of such delivery) or at such time as delivery is refused by the addressee upon presentation.

                         [Signatures begin on next page]

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the Effective Date.


                                          EMPLOYEE:  DAVID SELVIUS


                                          /s/ David Selvius
                                                  (Signature)



                                          COMPANY:  CLARION TECHNOLOGIES, INC.


                                          By   /s/ William Beckman
                                             Its   President



::ODMA\PCDOCS\GRR\492048\3

EXHIBIT 10(u)

                      EMPLOYMENT AND STOCK OPTION AGREEMENT

     THIS EMPLOYMENT AND STOCK OPTION AGREEMENT is between CLARION TECHNOLOGIES, INC., a Delaware corporation, with its principal offices at 235 Central Avenue, Holland, Michigan 49423 (the "Company"), and ROBERT RYAN, of 17040 Riley Street, Holland, Michigan 49424 (the "Employee"), effective as of the 22nd day of December, 2000 (the "Effective Date").

                                    RECITALS:

     The Company and the Employee have reached an understanding with respect to the employment of the Employee by the Company, and the parties desire to set forth their understanding with respect to such employment fully and completely in writing.

     NOW, THEREFORE, in consideration of the mutual promises and undertakings in this Agreement, the parties agree as follows:

     1. Employment. The Company shall employ the Employee, and Employee shall work for the Company upon the terms and condition set forth in this Agreement. All business the Employee develops and secures during the term of this Agreement shall be the property of the Company.

     2. Exclusive Agreement. The Employee shall devote his best effort for the benefit of the Company during the term of this Employment Agreement. Among the other obligations imposed by this Employment Agreement, the Employee shall not be involved financially or otherwise with any competing business organization. The Employee represents and warrants that the Employee is not bound by any restrictive covenant or agreement that prevents or restricts the Employee from performing his duties hereunder and agrees to indemnify and hold the Company harmless from any liability arising out of his breach of such covenant or agreement or the failure to disclose the existence of such covenant or agreement to the Company.

     3. General Duties. The Employee shall serve the Company as its Vice President of Business Strategy and Customer Development, shall be responsible for the Company's sales strategy and shall provide leadership to the Company's sales force. In addition, Employee shall perform such other duties as may be requested of him by the President of the Company. The parties acknowledge that Employee shall serve the Company as a part-time employee, whereby Employee shall provide services an average of twenty (20) to twenty-five (25) hours per week during each calendar year.

     4. Employment Term. The Employee's term of employment by the Company (the "Employment Term") shall be for a period of three (3) years commencing on the date hereof (subject to earlier termination pursuant to Section 11 below) (the "Initial Term"); provided that the Employment Term shall be renewed automatically for one (1) year periods ("Renewal Terms") at the end of the Initial Term and of each such Renewal Term, unless either party notifies the other party (in a written notice delivered at least sixty (60) days prior to the end of the Initial Term or a Renewal Term), that such party is terminating this Agreement effective as of the end of such Initial Term or any Renewal Term.

     5. Confidential Information. The Employee acknowledges that the customer lists, chemical formula, manufacturing processes, devices, techniques, plans, methods, drawings, blueprints, reproductions, data, tables, calculations, letters or other paperwork, documents and know-how of the Company were designed and developed by the Company at great expense and over a lengthy period of time, are secret, confidential and unique and constitute the exclusive property and trade secrets of the Company. The Employee acknowledges further that any use of such property and trade secrets by the Employee other than for the sole benefit of the Company would be wrongful and cause irreparable harm to the Company. Accordingly, the Employee shall not, at any time during or subsequent to his employment by the Company, without the express written consent of the Company publish, disclose or divulge to any person, firm or corporation, or use, directly or indirectly, for his own benefit or for the benefit of any person, firm or corporation, for use other than for the Company, any property, trade secrets, Confidential Information (defined below) of the Company and its affiliates learned or obtained by him from the Company, including, but not limited to, the information and items set forth above. Confidential Information includes, but is not limited to, information not generally known and proprietary to the Company, about the Company's processes and products, including, but not limited to, information relating to research, development, manufacturing, purchasing, engineering, marketing and selling. All information disclosed to the Employee or to which the Employee shall obtain during such employment with the Company which the Employee has reasonable basis to believe to be Confidential Information, or which the Employee has a reasonable basis to believe the Company treats as Confidential Information, shall be presumed to be Confidential Information.

     6. Inventions. The Employee shall disclose promptly to the Company any and all inventions, discoveries, and improvements (regardless of whether such are patentable or copyrightable) conceived or made by him, alone or with others, during the Employment Term and related, connected or pertinent to the business or activities, existent or contemplated, of the Company. The Employee acknowledges that all such inventions, discoveries and improvements are and shall be the property of the Company and hereby assigns and agrees to assign all of his interest therein to the Company or its nominee. Whenever requested to do so by the Company, the Employee shall execute without charge to the Company, any and all applications, assignments or other instruments which the Company shall deem necessary to apply for and obtain patents or copyrights in the United States or any foreign country or to protect or otherwise confirm the Company's interest and ownership therein. The Employee agrees that these obligations shall continue beyond the Employment Term.

     7. Salary and Expenses. The Company shall pay the Employee a salary of One Hundred Thousand Dollars ($100,000) per year ("Annual Salary"); provided that following the termination of each full calendar year after December 31, 2001, during the Employment Term, the Annual Salary shall be adjusted as may be mutually agreed upon between the parties after an annual review and evaluation of the Employee's performance. The Employee's Annual Salary shall be payable in accordance with the normal payroll practices of the Company. The Company shall reimburse the Employee for all reasonable, legitimate and documented business expenses incurred by him upon submission of accounts in satisfactory form, subject to such limitations as the Company may impose in its discretion from time to time.

     8.  Additional  Benefits.  In addition  to the  compensation  described  in
Section 7 above, the Employee shall be entitled during the Employment Term to receive the following additional benefits:

          (a) Automobile. The Employee shall be entitled a monthly car allowance of One Thousand Dollars ($1,000).

          (b) Insurance. The Company shall provide the Employee with life and disability insurance and health, hospitalization and major medical insurance coverage provided by the Company to the employees of the Company generally. In addition, following Employee's termination of employment with the Company, the Employee shall be entitled to purchase, at Employee's expense, health insurance coverage under the Company's health insurance program, to the extent permissible under the prevailing terms of the Company's health insurance plan, until such time as Employee is eligible for coverage under Medicare.

          (c) Holidays. The Employee shall be entitled to all Federal legal holidays. In addition, the Employee shall be entitled to other vacation days each year as determined by the President of the Company (to be taken at a reasonable time or times), during which time his compensation shall be paid in full.

          (d) Sick Leave. The Employee shall be entitled to a reasonable amount of sick leave, which shall be determined by the Company.

          (e)  Retirement  Plan(s) The Employee shall be entitled to participate
     in  the  Company's  defined   contribution  plan(s)  under  the  terms  and
     conditions of those plan(s).

     9. Grant of Option. The Company hereby grants to Employee the option to purchase 300,000 shares of the Company's common stock, par value $.001 per share, on the terms and conditions set forth in this Section 9 (the "Option"). The shares covered by the Option (the "Option Shares") shall not be considered or treated as incentive stock options ("ISOs") under the provisions of Section 422A of the Internal Revenue Code of 1986, as amended.

          (a) Purchase Price. The purchase price of the shares covered by the Option shall be $2.0625 per share, which represents one hundred percent (100%) of the fair market value of a share of the Company's common stock on the Effective Date of this Agreement.

          (b) Term of Option. The term of the Option shall be for a period of five (5) years from the Effective Date, subject to earlier termination as provided in subsequent sections of this Agreement.

          (c) Exercise of Option. Except as provided in this Section 9(c) below, the Option shall not be exercisable prior to the expiration of six (6) months from the Effective Date. Thereafter, the Option may be exercised in accordance with the following vesting schedule:

                                                             Percent of Option
                    Date                                   Shares Vested to Date

              June 22, 2001                                        33.33%
              December 22, 2001                                    66.66%
              December 22, 2002                                   100.00%

          The Option will vest and become exercisable with respect to the percentage of Option Shares set forth opposite such date if Employee is employed by the Company or a Subsidiary as of such date. Notwithstanding the foregoing, the Option shall be fully vested and exercisable with respect to all of the Option Shares upon (x) a "Change in Control" of the Company (as defined in Section 10(c) below), or (y) the earlier of Employee's death or Disability.

          The Option shall be exercised by written notice to the Company. The notice shall state the number of Option Shares with respect to which the Option is being exercised, shall be signed by the person exercising the Option, and shall be accompanied by payment of the full purchase price of the Option Shares. In the event the Option is exercised pursuant to Section 9(e) hereof by any person other than the Employee, such notice shall be accompanied by appropriate proof of the right of such person to exercise the Option. Payment of the purchase price shall be made by (1) cash, check, bank draft, or money order, payable to the order of the Company, (2) the delivery by the Employee of unencumbered shares of common stock of the Company with a fair market value on the date of exercise equal to the total purchase price of the shares to be purchased, (3) the reduction in the number of shares issuable upon exercise (based on the fair market value of the shares on the date of exercise); or (4) a combination of (1), (2), and
     (3). Upon exercise of all or a portion of the Option, the Company shall issue to the Employee a stock certificate representing the number of shares with respect to which the Option was exercised.

          (d) Tax Withholding. The exercise of the Option is subject to the satisfaction of withholding tax or other withholding liabilities, if any, under federal, state and local laws in connection with such exercise or the delivery or purchase of shares pursuant hereto. The exercise of the Option shall not be effective unless applicable withholding shall have been effected or obtained in the following manner or in any other manner acceptable to the Company. Unless otherwise prohibited by the Company, Employee may satisfy any such withholding tax obligation by any of the following means or by a combination of such means: (1) tendering a cash payment; (2) authorizing the Company to withhold from the shares otherwise issuable to Employee as a result of the exercise of the Option a number of shares having a fair market value as of the date that the amount of tax to be withheld is to be determined ("Tax Date"), which shall be the date of exercise of the Option, less than or equal to the amount of the withholding tax obligation; or (3) delivering to the Company unencumbered shares of the Company's common stock owned by Employee having a fair market value, as of the Tax Date, less than or equal to the amount of the withholding tax obligation.

          (e) Transferability of Option. Except as provided below, the Option shall not be sold, transferred, assigned, pledged or hypothecated in any way, shall not be assignable by operation of law, and shall not be subject to execution, levy, attachment or similar process. Except as provided below, any attempted sale, transfer, assignment, pledge, hypothecation or other disposition of the Option contrary to the terms hereof, and any execution, levy, attachment or similar process upon the Option, shall be null and void and without effect. The Option may be transferred to (1) Employee's spouse, children or grandchildren (each an "Immediate Family Member"), (2) a trust or trusts for the exclusive benefit of an Immediate Family Member, or (3) a partnership or limited liability company whose only partners or members are Immediately Family Members. Each of the persons and entities listed above are referred to as a "Permitted Transferee." The Option may be transferred to a Permitted Transferee only if there is no consideration for the transfer. Following any transfer, the Option shall continue to be subject to the same terms and conditions immediately prior to transfer.

          (f) Termination of Employment.

               (1) Termination of Employment for Reasons Other Than Retirement, Disability or Death. In the event Employee ceases to be employed by the Company for any reason other than retirement or on account of Disability (as defined in Section 10(c) below) or death, the Option shall, to the extent rights to purchase shares have accrued at the date of such termination and shall not have been fully exercised, be exercisable, in whole or in part, at any time within a period of three
          (3) months following cessation of the Employee's employment, subject, however, to the prior expiration of the Option.

               (2) Termination of Employment for Retirement or Disability. In the event Employee ceases to be employed by the Company by reason of retirement after attaining age 55 or on account of Disability, the Option shall, to the extent rights to purchase shares have accrued at the date of such retirement or Disability and have not been fully exercised, be exercisable, in whole or in part, at any time within a period of twelve (12) months following such retirement or Disability, subject, however, to the prior to expiration of the Option. If the Employee dies after such retirement or Disability, the Option shall be exercisable in accordance with Section 9(f)(3) below.

               (3) Termination of Employment for Death. Upon Employee's death, the Option shall, to the extent rights to purchase shares hereunder have accrued at the date of death and shall not have been fully exercised, be exercisable, in whole or in part, by the personal representative of the Employee's estate, by any person or persons who shall have acquired the Option directly from the Employee by bequest or inheritance or a Permitted Transferee at any time within twelve
          (12) months after his death, subject to the prior expiration of the Option.

               (4) Termination of Option. If the Option is not exercised within whichever of the exercise periods specified in Section 9(f) is applicable, the Option shall terminate upon expiration of such exercise period.

          (g) Changes in Capital Structure. The number of shares covered by the Option, and the price per share, shall be proportionately adjusted for any increase or decrease in the number of issued shares of common stock of the Company resulting from any combination of shares or the payment of a stock dividend on the Company's common stock or any other increase or decrease in the number of such shares effected without receipt of consideration by the Company.

          If the Company shall be the surviving corporation in any merger or consolidation, or if the Company is merged into a wholly owned subsidiary solely for purposes of changing the Company's state of incorporation, the Option shall pertain to and apply to the securities to which a holder of the same number of shares as are then subject to the Option would have been entitled. Upon a "Change in Control" of the Company, as defined in Section 10(c) below, the Employee shall have the right immediately prior to such Change in Control to exercise the Option, in whole or in part, irrespective of the terms of Section 9(c) above.

          In the event of a change in the common stock of the Company as presently constituted, which is limited to a change of all its authorized shares into the same number of shares with a different par value or without par value, the shares resulting from any such change shall be deemed to be the shares subject to the Option.

          The grant of the Option shall not affect in any way the right or power of the Company to make adjustments, reclassifications, reorganizations or changes of its capital or business structure or to merge or to consolidate or to dissolve, liquidate or sell, or transfer all or any part of its business or assets.

     10. Severance.

          (a) Benefits. Employee shall receive the following Severance Benefits (in addition to any other benefits provided under the terms of this Agreement) if eligible under Section 10(b) below:

               (1) A lump sum cash amount (which shall be paid not later than thirty (30) days after the date of termination of employment) equal to Employee's Annual Salary at the time of termination; and

               (2) For a one (1) year period after the date employment is terminated, the Company will arrange to provide Employee, at the Company's expense, with health care coverage equal to that in effect for Employee prior to the termination (or, if more favorable to Employee, that furnished generally to salaried employees of the Company). Upon the expiration of the health care benefits required to be provided pursuant to this Section 10(a), Employee shall be entitled to the continuation of such benefits under the provisions of Section 8(b) of this Agreement and the Consolidated Omnious Budget Reconciliation Act. Health care benefits otherwise receivable by Employee pursuant to this Section 10(a) shall be reduced to the extent comparable benefits are actually received by Employee from a subsequent employer during the one (1) year period following the date the employment is terminated, and any such benefits actually received by Employee shall be reported to the Company.

          (b)  Eligibility  for Severance  Benefits.  Employee shall receive the
     Severance   Benefits   described  in  Section  10(a)  above  if  Employee's
     employment is terminated during the term of this Agreement, and:

               (1) The termination occurs within six (6) months after a Change of Control, unless the termination is (i) because of Employee's death or Disability, (ii) by the Company for Cause, or (iii) by the Executive other than for Good Reason; or

               (2) The Company  terminates the employment of Employee within six
          (6) months before a Change of Control, in contemplation of such Change of Control, and to avoid the effect of this Agreement should such action occur after such Change of Control; or

               (3) The Company terminates the employment of Employee at any time for reasons other than for Cause; or

               (4) The Employee terminates employment for Good Reason.

          (c) Definitions. The following defined terms shall have the meanings set forth below, for purposes of this Agreement:

               (1) Change of Control. A "Change in Control" shall mean a change in control of the Company of such a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934 ("Exchange Act"), or such item thereof which may hereafter pertain to the same subject; provided that, and notwithstanding the foregoing, a Change in Control shall be deemed to have occurred if:

                    (i) Any "person" (as such term is used in Sections 13(d) and
               14(d) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing twenty-five percent (25%) or more of the combined voting power of the Company's then outstanding securities; or

                    (ii) At any time a majority of the Board of Directors of the
               Company is comprised of other than Continuing Directors (for purposes of this Section 10, the term Continuing Director means a director who was either (A) first elected or appointed as a Director prior to the Effective Date of this Agreement; or (B) subsequently elected or appointed as a director if such director was nominated or appointed by at least a majority of the then Continuing Directors); or

                    (iii) Any of the following occur:

                         (A) Any merger or consolidation  of the Company,  other
                    than a merger or consolidation in which the voting securities of the Company immediately prior to the merger or consolidation continue to represent (either by remaining outstanding or being converted into securities of the surviving entity) fifty-one percent (51%) or more of the combined voting power of the Company or surviving entity immediately after the merger or consolidation with another entity;

                         (B) Any sale, exchange,  transfer, or other disposition
                    (in a single transaction or a series of related transactions) of all or substantially all of the assets of the Company which shall include, without limitation, the sale of assets or earning power aggregating more than fifty percent (50%) of the assets or earning power of the Company on a consolidated basis (excluding any transactions involving the sale and leaseback of any of the Company's assets);

                         (C) Any liquidation or dissolution of the Company;

                         (D)  Any   reorganization,   reverse  stock  split,  or
                    recapitalization of the Company which would result in a Change of Control; or

                         (E) Any  transaction or series of related  transactions
                    having, directly or indirectly, the same effect as any of the foregoing; or any agreement, contract, or other arrangement providing for any of the foregoing.

               (2) Disability. "Disability" means that, as a result of Employee's incapacity due to physical or mental illness, the Employee shall have been found to be eligible for the receipt of benefits under the Company's long term disability plan.

               (3) Cause. "Cause" means (i) the willful commission by the Employee of a criminal or other act that causes or will probably cause substantial economic damage to the Company or a Subsidiary or substantial injury to the business reputation of the Company or a Subsidiary; (ii) the commission by Employee of an act of fraud in the performance of such Employee's duties on behalf of the Company or a Subsidiary; or (iii) the continuing willful failure of the Employee to perform the duties of Employee to the Company or a Subsidiary (other than any such failure resulting from Employee's Disability or occurring after issuance by Employee of a Notice of Termination for Good Reason) after written notice thereof (specifying the particulars thereof in reasonable detail) and a reasonable opportunity to be heard and cure such failure are given to Employee by the Board. For purposes of this Agreement, no act, or failure to act, on Employee's part shall be deemed "willful" unless done, or omitted to be done, by Employee not in good faith and without reasonable belief that the action or omission was in the best interest of the Company or a Subsidiary.

               (4) Good Reason. For purposes of this Agreement, "Good Reason" means the occurrence of any one or more of the following without Employee's express written consent:

                    (i)  The   assignment   to  Employee  of  duties  which  are
               materially different from or inconsistent with the duties, responsibilities and status of Employee's position, or which result in a significant reduction in Employee's authority and responsibility as an Employee of the Company or a Subsidiary;

                    (ii) A reduction by the Company in Employee's Annual Salary;

                    (iii) Either (a) the Company requiring  Employee to be based at a location in excess of fifteen (15) miles from the location where Employee is currently based, or (b) in the event of any relocation of Employee with Employee's express written consent, the failure of the Company or a Subsidiary to pay (or reimburse the Employee for) all reasonable moving expenses by Employee relating to a change of principal residence in connection with such relocation and to pay Employee the amount of any loss realized in the sale of Employee's principal residence in connection with any such change of residence. Any gain realized upon the sale shall not offset the obligation to pay moving expenses, and the amounts payable under (b) shall be tax effected, all to the effect that Employee shall incur no loss on an after tax basis;

                    (iv) The  failure of the  Company  to obtain a  satisfactory agreement from any successor to the Company to assume and agree to perform this Agreement;

                    (v) Any termination by the Company of Employee's  employment that is other than for Cause; or

                    (vi) Any termination of Employee's employment,  reduction in
               Employee's compensation or benefits, or adverse change in Employee's location or duties, if such termination, reduction or adverse change (aa) occurs within six (6) months before a Change of Control, (bb) is in contemplation of such Change in Control, and (cc) is taken to avoid the effect of this Agreement should such action occur after such Change in Control.

               The existence of Good Reason shall not be affected by Employee's Disability. Employee's continued employment shall not constitute a waiver of Employee's rights with respect to any circumstance constituting Good Reason under this Agreement.

               (5) Notice of Termination. "Notice of Termination" means a written notice indicating the specific termination provision in this Agreement relied upon and setting forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the employment under the provision so indicated. Employee shall not be entitled to give a Notice of Termination that Employee is terminating employment for Good Reason more than six (6) months following the occurrence of the event alleged to constitute Good Reason, except with respect to an event which occurred before the Change of Control, in which case the Notice of Termination must be given within six (6) months following the Change of Control. Any termination by the Company for Cause or due to Employee's Disability, or by Employee for Good Reason shall be communicated by Notice of Termination to the other party.

               (6) Subsidiary. "Subsidiary" means a Company with at least eighty percent (80%) of its outstanding capital stock owned directly or indirectly by the Company.

     11. Termination of Employment.

          (a) The Employee's employment pursuant to this Agreement shall terminate upon the death or Disability (as defined in Section 10(c) above) of the Employee, and may be terminated for "Cause" (as defined in Section 10(c) above) by the Company at any time during the Employment Term.

          (b) In the event: (1) the Employee's employment under this Agreement is terminated for Cause; (2) the Employee voluntary terminates his employment with the Company; or (3) of the death or Disability of the Employee, prior to the end of the Employment Term, the Company shall promptly pay to the Employee (or to the Employee's legal representatives) the amount of any Annual Salary attributable to periods prior to such termination and any reimbursable expenses, but Employee (or such legal representatives) shall not be entitled to receive any severance or other compensation, except as provided in Section 10 above.

          (c) In the event the Employee's employment under this Agreement is terminated by the Company other than for Cause or any of the reasons listed in subsection 11(b) above, the Company shall promptly pay to Employee the amount of Annual Salary due for the remaining Employment Term, and shall provide during the balance of such Employment Term the Additional Benefits under Section 8 above.

     12. Duty of Employee Upon Termination. The Employee shall, upon termination of this Agreement, return to the Company all the Company's records of any sort and all literature, supplies, letters, written or printed forms, and/or memoranda pertaining to the Company's business within 48 hours of such termination and without the necessity of demand by the Company.

     13. Covenant on Termination.

          (a) During the Employment Term and for a period of one (1) year after termination of employment with the Company (which shall include for purposes of this Section, any subsidiary, affiliate or shareholder of the Company), the Employee shall not at any time in or with respect to North America (i) compete, directly or indirectly, with the Company; (ii) directly or indirectly, on his own behalf or on behalf of or as an employee or agent of any other person or business, contact or approach any person or business wherever located, with a view to competing with the Company; (iii) participate as a director, officer, five percent or more shareholder, or partner of, to have any other direct or indirect financial interest in, any enterprise which engages in any business in which the Company shall be engaged; or (iv) participate as an employee, agent, representative or consultant in, or render any services to, any enterprise in which his responsibility relates to any such business.

          (b) During the Employment Term and for a period of one (1) year thereafter, the Employee shall not induce or attempt to induce any customer of the Company to reduce its business with the Company or solicit or attempt to solicit any employees of the Company to leave the employ of the Company.

          (c) The Employee acknowledges that the restrictions  contained in this
     Section 13 are reasonable and necessary to protect the business and interests of the Company and that any violation of these restrictions will cause substantial and irreparable injury to the Company. Therefore, the Employee agrees that the Company is entitled, in addition to any other remedies, to preliminary and permanent injunctive relief to secure specific performance, and to prevent a breach or contemplated breach of this Agreement. The restrictions set forth herein shall be construed as independent covenants, and the existence of any claim or cause of action against the Company, whether predicated upon this Agreement or otherwise, shall not constitute a defense to the enforcement by the Company of the restrictions contained in this Section 13.

     14. Severability. In the event any clause or provision of this Agreement shall be held to be invalid or unenforceable, the same shall not affect the validity or enforceability of any other provision herein, and this Agreement shall remain in full force and effect in all other respects. If a claim of invalidity or unenforceability of any provision of this Agreement is predicated upon the length of the term of any covenant or the area covered thereby, such provision shall not be deemed to be invalid or unenforceable; rather, such provision shall be deemed to be modified to the maximum area or the maximum duration as any court of competent jurisdiction shall deem reasonable, valid and enforceable.

     15. Breach by Employee. The Employee shall conduct himself at all times according to the terms and conditions of this Agreement, and failure to do so shall render the Employee liable for any loss or damage the Company may suffer on account of such failure. With respect to the irreparable harm which the Company would suffer if the Employee breaches this Agreement, the Employee agrees that the Company may specifically enforce Employee's performance under this Agreement by injunction or otherwise, and Employee shall be liable to Company for the reasonable costs and attorney fees of any such action.

     16. Statute of Limitations. The Employee agrees that any complaints, causes of action or claims that the Employee may bring arising out of the Employee's employment or termination of employment must be brought within six (6) months of the earlier of: (1) the date of the occurrence giving rise to the complaint, cause or action or claim; or (2) the date of termination of employment. This provision shall apply to all complaints, causes of action or claims arising out of the Employee's employment, including but not limited to actions based on: (a) wrongful termination; (b) any form of employment discrimination under federal or state law, including actions brought under the Federal Age Discrimination and Employment Act; (c) complaints brought within federal or state agencies under any federal or state law regulating wages, hours or any other term or condition of employment; (d) retaliation, in any form, as prohibited by state or federal statute; (e) breach, of contract, express or implied; and (f) damages to Employee's person, well-being or reputation.

     17. Benefit. This Agreement shall be binding upon and operate for the benefit of the parties and their respective heirs, representatives, successors and assigns.

     18. Amendment and Termination; Entire Agreement. The parties may amend or terminate this Agreement by written consent. This Agreement will automatically terminate upon the dissolution, bankruptcy or insolvency of the Company, or the death of the Employee.

     19. Entire Agreement. The parties understand and agree that this Employment Agreement is the entire Agreement between the parties regarding the terms and conditions of the Employee's employment. The terms of this Agreement may not be varied, modified, supplemented or in any other way changed by extraneous verbal or written representations by the Company or its agents to the Employee.

     20. Governing Law. This Agreement shall be governed by, construed and enforced in accordance with the laws, and in the courts, of the State of Michigan.

     21. Stipulated Venue. The Company and Employee agree that any action at law, suit equity or judicial proceeding for enforcement of this Agreement or any provision thereof, shall be instituted only in the federal or state courts situated in the County of Kent, State of Michigan.

     22. Arbitration. Each party agrees not to bring suit against the other party in the courts of any jurisdiction in connection with any dispute which might be the subject of a civil action arising from the interpretation or application of this Agreement. Each party agrees that any such dispute shall be finally resolved by submission to compulsory commercial arbitration pursuant to MCLA ss.ss. 600.5001 to 600.5035, according to the American Arbitration Association rules, by one or several arbitrators appointed. The parties agree to be bound by the decision of the arbitration and that a judgment of any circuit court may be rendered upon the award made pursuant to said submission to arbitration.

     23. Survival. The Covenants of Sections 12, 13, 15, 16, 21, and 22 shall survive the termination of this Agreement.

     24. Notice. All notices, demands, requests, consents, reports, approvals, or other communications which may be or are required to be given, served, or sent pursuant to this Agreement shall be in writing and shall be mailed by first-class, registered or certified mail, return receipt requested, postage prepaid, or transmitted by telegram or hand delivery, addressed as follows:

            The Company:                                Employee:

            Clarion Technologies, Inc.                  17040 Riley Street
            235 Central Avenue                          Holland, MI  49424
            Holland, MI   49423

Each party may designate by written notice a new address to which any notice or communication may thereafter be so given. Each notice or communication which shall be mailed or transmitted in the manner described above shall be deemed sufficiently given, for all purposes at such time as it is delivered to the addressee (with the return receipt, the delivery receipt, or the affidavit of messenger being deemed conclusive evidence of such delivery) or at such time as delivery is refused by the addressee upon presentation.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the Effective Date.


                                           EMPLOYEE:  ROBERT RYAN


                                           /s/ Robert Ryan
                                                   (Signature)



                                           COMPANY:  CLARION TECHNOLOGIES, INC.


                                           By   /s/ William Beckman

                                                     Its   President







::ODMA\PCDOCS\GRR\490648\2

                 Exhibit 23(a) - Consent of Independent Auditors



We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 333-36356 and 333-36358) pertaining to the 1998 and 1999 Stock Option Plans and the 2000 Employees' Stock Purchase Plan of Clarion
Technologies, Inc. of our report dated April 17, 2001, with respect to the consolidated financial statements of Clarion Technologies, Inc. included in the Annual Report (Form 10-KSB) for the fiscal year ended December 30, 2000.


                                         /s/ Ernst & Young LLP


Grand Rapids, Michigan
April 17, 2001










::ODMA\PCDOCS\GRR\560210\1

                 Exhibit 23(b) - Consent of Independent Auditors




               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



As Independent Public Accountants, we hereby consent to the incorporation by reference in this registration statement of our report dated March 11, 2000, included in Clarion Technologies, Inc. and Subsidiaries for 10-KSB for the year ended December 31, 1999, and to all references to our Firm included in the Registration Statement.


PERRIN, FORDREE & COMPANY, P.C.


/s/ Perrin, Fordree & Company, P.C.




March 11, 2000
Troy, Michigan






::ODMA\PCDOCS\GRR\560283\1