Form 10KSB/A
period 2000-12-30
CLARION TECHNOLOGIES INC/DE/
filed 2001-04-30
CIK 835409

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenue for the year ended December 30, 2000, was $117,374,000.

As of April 12, 2001, the aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing sales price for the registrant's common stock, as reported on the NASDAQ Small Cap Market, was $27,788,814.

The number of shares outstanding of registrant's common stock was 23,534,462 as of April 12, 2001.


                                EXPLANATORY NOTE

     The Registrant is amending its Annual Report on Form 10-KSB for the year ended December 30, 2000 to include the information required in Part III, Items 9-13, which was omitted from the original filing pursuant to General Instructions E(3) of the Form 10-KSB.



                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

                                    DIRECTORS

The following biographical information is provided for each nominee for election at the Annual Meeting.

     Harrington Bischof, 66, has served as a Director of the Company since October 1998. Mr. Bischof currently serves as President of Pandora Capital Corporation, a solely owned private investment company. Mr. Bischof has more than 30 years of investment banking experience, including 11 years with White, Weld & Co., where he became Senior Vice President and head of its investment banking activities in the Midwest. Following the merger of White, Weld & Co. with Merrill Lynch & Co., Mr. Bischof headed that firm's Investment Banking Group in the Midwest for eight years, serving on several of the firm's investment banking management committees and as a Director of Merrill Lynch International Bank in London. In 1991, Mr. Bischof became a Senior Advisor to Prudential Securities, Inc. Mr. Bischof currently serves as a Director of Peerless Industrial Group, Inc., Utilities, Inc. and Old Republic International Corporation, a New York Stock Exchange listed insurance holding company. Mr. Bischof received a BS in Engineering from Princeton University.

Bryan C. Cressey, 50, has served as a Director of the Company since October 1998. Mr. Cressey is the co-founder of Golder, Thoma, Cressey, Rauner, Inc. and its successor Thoma Cressey Equity Partners, a firm engaged in the private equity investment business since the late 1970s which manages over $1 billion of private equity funds. Utilizing an industry consolidation investments focusing primarily on the service sector, producing the world's largest paging company, second largest networking cable company, fourth largest funeral home company and sixth largest propane distribution company. Mr. Cressey currently serves as Chairman of Cable Design Technologies, a public company listed on the New York Stock Exchange, and as a director of several other entities. Mr. Cressey was inducted into the Chicago Entrepreneurial Hall of Fame in 1998. Mr. Cressey received an MBA from Harvard Business School, a JD from Harvard Law School, and a BA from the University of Washington.

     Michael C. Miller, 35, has served as a Director of the Company since April 2000 and as a member of the Company's executive leadership team since February 2000. Mr. Miller is a former owner and the former Executive Vice President of Drake Products Corporation, a $55 million dollar custom injection-molding firm based in Greenville, Michigan. Mr. Miller served Drake for 10 years in the areas of market development, operations, legal and financial affairs. Prior to acquiring Drake, Mr. Miller was a partner at H. E. Miller Associates, a multi-principal automotive representation company located in Grand Rapids, Michigan. Mr. Miller has a background in economics at Albion College and an associate's degree in Plastics Manufacturing from Grand Rapids Community College.

     Jack D. Rutherford, 67, served as Chairman of the Board of the Company from November 1998 until December 2000 and has been a Director of the Company since October 1998. Mr. Rutherford served as Chief Executive Officer of the Company from January 1999 through December 1999. Mr. Rutherford is the co-founder, Chairman and Chief Executive Officer of ICM Industries, Inc., a private holding company of turn-around manufacturing businesses. ICM has acquired 13 companies with total revenues of over $452 million. From 1978 to 1985, Mr. Rutherford served in various executive officer positions at International Harvester (Navistar International), including Vice Chairman from 1984 to 1985 and President and Chief Operating Officer from 1983 to 1984. Prior to joining International Harvester, Mr. Rutherford was employed by Ford Motor Company for
26 years. Mr. Rutherford received an MBA from Michigan State University and an advanced management degree from Harvard Business School.

     Frederick A. Sotok, 66, has served as a Director of the Company since May 1999. Mr. Sotok became Manager of Manufacturing in 1977 at Prince Corporation, an $800 million dollar automotive supplier of interior parts. Prince Corporation was acquired in 1996 by Johnson Controls, Inc. Mr. Sotok became Vice President of Manufacturing in 1980 and Senior Vice President of Operations in 1989. In 1993, Mr. Sotok became Executive Vice President and Chief Operating Officer. Prior to employment with Prince Corporation, Mr. Sotok spent 17 years with General Electric in various manufacturing positions. Mr. Sotok is also on the advisory board of Innotec, Inc. in Zeeland, Michigan and consults with other West Michigan firms. Mr. Sotok holds an MBA from the University of Detroit and a bachelor's degree in metallurgy from Penn State University.

     Frank T. Steck, 63, has served as a Director of the Company since October 1998. Mr. Steck has over 35 years of experience in retail, wholesale and manufacturing with strong emphasis in heavy duty industries, including agriculture, automotive, truck and construction. Mr. Steck is currently employed in the executive search industry as Vice President of A.T. Kearney, a position he has held for over five years. Mr. Steck has previously served as Senior Vice President and General Manager-North America of Fleetguard, Inc., a subsidiary of Cummins Engine Co., as Vice President-Worldwide Parts Marketing and Sales of J.I. Case, a subsidiary of Tenneco, Inc., as Vice President and General Manager-Corporate Parts Operations of International Harvester, and as Director of Marketing-Automotive Products of Sears, Roebuck and Company. Mr. Steck currently serves as a Director of SRC Holdings Corporation. Mr. Steck graduated from Wilkes University with a BS degree in business administration and economics.

     Craig A. Wierda, 40, has served as Chairman of the Company's Board since January 2001 and has been a Director of the Company since February 1999. Mr. Wierda has over 16 years of experience in the automotive industry. Mr. Wierda acquired his first automobile dealership in 1985 and currently owns five dealerships throughout Michigan, with total annual sales of more than $100 million. From 1995 to 1996, Mr. Wierda served as a director of Prince Corporation, a Tier I supplier in the automotive interior trim manufacturing industry. Prince Corporation was acquired in 1996 by Johnson Controls, Inc. Mr. Wierda received a BA from the Northwood Institute.

     There are no family relationships between any of the foregoing persons or any of the Company's executive officers.

Board and Committees

     The Board of Directors held 7 meetings (exclusive of committee meetings) during 2000. During 2000, each director attended at least 75% of the meetings of the Board of Directors and any committees on which such director served. The Board of Directors has established the following committees, the functions and current members of which are noted below.

     Executive Committee. The Company has an Executive Committee comprised of Jack Rutherford, Bryan Cressey Fred Sotok and Craig Wierda. The Executive Committee acts from time to time on behalf of the Board in managing the business and affairs of the Company (except as limited by law or the Company's Bylaws), and is delegated certain assignments and functions by the Board of Directors. The Committee met 3 times during the last fiscal year.

     Executive Compensation Committee. The Company has an Executive Compensation Committee comprised of Harrington Bischof, Bryan Cressey, Frank Steck and Craig Wierda. The Executive Compensation Committee recommends to the Board the annual executive incentive plan, the grant of employee stock options, and the annual remuneration of the Company's Chairman and Chief Executive Officer, and acts as the administrative committee for the Company's employee stock option and long term incentive plans. The Committee met 2 times during the last fiscal year.

     Operational Oversight Committee. The Company created an Operational Oversight Committee comprised of Fred Sotok, Jack Rutherford and Craig Wierda in January 2000. The Operational Oversight Committee assumed the duties of the office of the Chief Executive Officer, including periodic operational reviews. The President of the Company reports to this Committee. The Committee met 3 times during the last fiscal year.

     Audit Committee. The Company has an Audit Committee comprised of Harrington Bischof, Frank Steck and Craig Wierda. Each of these members meets the independence standard of Rule 4200(a)(14) of the National Association of Securities Dealers Listing Standards. The Audit Committee recommends to the Board of Directors the selection of independent auditors and reviews the scope of their audit, their audit reports, and any recommendations made by them. The committee approves fees paid for audit and nonaudit services by the independent public accountants. The committee also reviews and recommends to the Board issues concerning the Company's dividend policies, capital expenditures, and other related financial matters. The Committee met 3 times during the last fiscal year.


Compensation of Directors

     Each calendar year Directors of the Company are granted options for the purchase of 12,000 shares of the Company's common stock. The options are granted quarterly in the amount of 3,000 shares each, as of the end of each quarter. The option exercise price is required to equal the market value of the Company's common stock on the date of grant. Each option is exercisable for 10 years following the date of grant and vests the year after the date of grant. In addition, the Company reimburses directors for out of pocket expenses incurred to attend board of directors and committee meetings.

                   Committee Report on Executive Compensation

     The Executive Compensation Committee adheres to the compensation policies and practices of the Company utilized in establishing the compensation of all employees. This is reflective of the Company's commitment to the participative management process and the resulting emphasis on the collective efforts and achievements of all employees of the Company.

     Compensation  Philosophy.  The  Company's  and the  Executive  Compensation
Committee's approach to compensation is to further the Company's goal of empowering its employees, working individually and as a team, to achieve personal and collective goals. The Company's compensation policies are intended to reward the achievement of annual and long-term goals, both personal and corporate, as well as to encourage future excellent performance. Annual compensation, to date, has not been tied to Company performance.

     Compensation Policies and Programs. For fiscal year 2000, the Company's compensation programs consisted of cash compensation and stock options. Each year the Company utilizes external wage surveys to determine the total compensation levels of employees performing roles with organizations of similar size and like function. These pay ranges are then used to establish a base compensation. Compensation for the President is arrived at using the same methodology as for other senior employees.

     The Company believes stock options and stock ownership contribute to the aligning of employee's interests with those stockholders. The Company's stock option plans encourage stock ownership by employees by authorizing the grant of stock options to certain employees of the Company. In determining the size of individual option grants, the Committee evaluates each employee's job responsibilities, competitive market practices, as well as the anticipated potential that individual has in contributing to the success of the Company. During the fiscal year 2000, the Company issued options to purchase 1,915,775 shares of the Company's Common Stock with a weighted average exercise price of $3.84. The Company also encourages stock ownership through participation in the Company's Employees' Stock Purchase Plan. This plan, available to most employees of the Company, permits employees to purchase shares of the Company's common stock at a discount (up to 15%) from the market price of such shares.

     The Committee will review the limitations on the deductibility for certain compensation paid to Executive Officers whose annual compensation exceeds $1,000,000 as imposed by ss. 162(m) of the Internal Revenue Code. To date, no officer has exceeded that level.


                               EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the Company's executive officers, other than Michael C. Miller, who also serves as a director (see "Election of Directors"):

        Name                 Age                Position
        ----                 ---                --------
William Beckman              53          President
Greg Bego                    38          Chief Financial Officer
Thomas Wallace               46          Chief Operating Officer
David W. Selvius             36          Vice President of Corporate Development
Robert P. Ryan               54          Vice President of Business Strategy and
                                         Customer Development
Jeffrey W. Anonick           40          Business Strategy Consultant

William Beckman has served as President of the Company since December 1999. From February 1999 until November 1999, Mr. Beckman served as Chief Executive Officer of Clarion Plastics Technologies, Inc., a wholly owned subsidiary of the Company. From October 1997 until January 1999, Mr. Beckman served as Chief Financial Officer of Johnson Controls Interiors, an automotive supplier of interior parts. Prior to October 1997, Mr. Beckman served as Vice President - Finance of Johnson Controls Interiors as well as Prince Corporation. Prince Corporation was an automotive supplier of interior parts that was acquired by Johnson Controls, Inc. in 1996.

Greg Bego has served as Chief Financial Officer of the Company since March 2001. Mr. Bego currently serves as and has served since December 1996 as the President of Eagle Companies, Inc., a privately held investment management firm. Mr. Bego is responsible for investigation and execution of new investment opportunities and works with management teams of portfolio companies to improve operating performance and portfolio valuations. Prior to joining Eagle Companies, Mr. Bego worked for Prince Corporation, a tier one supplier in the automotive industry and held various positions at Deloitte and Touche. He currently serves as a director of several portfolio companies.

Thomas Wallace has served as Chief Operating Officer of the Company since January 2001. From August 2000 until December 2000 Mr. Wallace served as General Manager of Joint Ventures for Johnson Controls, Inc. and served as their General Manager for Interiors-Europe from October 1996 to August 2000. Prior to Johnson Controls' acquisition of Prince Corporation in 1996, Mr. Wallace served in various leadership positions at Prince Corporation.

David W. Selvius has served as Vice President of Corporate Development since March 2001. From January 2000 until March 2001 Mr. Selvius served as the Company's Chief Financial Officer and served as Vice President of Corporate Finance of Clarion Plastics Technologies, Inc. a wholly owned subsidiary of the Company, from February 1999 until December 1999. From September of 1996 until February of 1999, Mr. Selvius served as Director of Corporate Finance of Johnson Controls Interiors and from May of 1994 until August 1996 as Treasury Manager of Prince Corporation.

Robert P. Ryan has served as Vice President of Business Strategy and Customer Development for the Company since January 2001. During the period from 1996 to 1999 Mr. Ryan served as Vice President and General Manger of Global Ford Business and Group Vice President of Business Development for Johnson Controls, Inc. From 1981 to 1996 Mr. Ryan held the positions of Vice President of Sales and Marketing and Group Vice President of Business Operations for Prince Corporation.

Jeffrey W. Anonick has served as a Business Strategy Consultant for the Company since January 2001. From February 2000 until December 2000 Mr. Anonick served as President - Consumer Products and Office Furniture Business Unit for the Company. From June 1997 until January 2000, Mr. Anonick served as President, and from January 1995 until May 1997, as Vice President of Operations, of Drake Products Corporation, a full service custom injection molding firm.

Pursuant to Section 16 of the Securities Exchange Act of 1934, the Company's directors and officers, as well as any person holding more than 10 percent of its common stock, are required to report initial statements of ownership of the Company's securities and changes in such ownership to the Securities and Exchange Commission. Based upon a review of the copies of such forms furnished to the Company, the Company believes that Mr. Ryan filed an initial statement of ownership on Form 3 late, that Mr. Cressey filed a statement of change in beneficial ownership on Form 4 late, and that Mr. Ryan and Mr. Wallace each filed an annual report on Form 5 late.

ITEM 10. EXECUTIVE COMPENSATION.


                           SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation received by the Company's President and the four other most highly compensated executive officers for fiscal year 2000 (the "Named Executives") as of each of the three fiscal years ended December 2000, 1999 and 1998.

----------------------------------------------------------------------------------------------------------------------
                                                                                  Long Term
                                                Annual Compensation            Compensation
----------------------------------------------------------------------------------------------------------------------
                                                                                         Securities      All Other
                                               Salary (1)      Bonus      Restricted     Underlying     Compensation
    Name and Principal Position       Year         ($)          ($)      Stock Awards    Options (#)        (3)
                                                                            ($)(2)                          ($)
----------------------------------------------------------------------------------------------------------------------
William Beckman                      2000       $213,330         $0              $0        107,500         $12,736
  President                          1999        135,577          0               0        450,000          11,000
                                     1998              0          0               0              0               0
----------------------------------------------------------------------------------------------------------------------
Timothy R. Kline (4)                 2000       $180,000         $0               0        103,750         $10,236
  President of Clarion               1999        180,000          0         $50,000         50,000           5,202
  Plastics Technologies, Inc.        1998         62,308          0               0              0             184
----------------------------------------------------------------------------------------------------------------------
David W. Selvius(5)                  2000       $145,673         $0              $0        333,750         $11,193
  Chief Financial Officer            1999              0          0               0              0               0
                                     1998              0          0               0              0               0
----------------------------------------------------------------------------------------------------------------------
Jeffrey W. Anonick                   2000       $197,949         $0              $0        150,000         $12,547
Business Strategy Consultant         1999              0          0               0              0
                                     1998              0          0               0              0
----------------------------------------------------------------------------------------------------------------------
Michael C. Miller                    2000       $197,949         $0              $0        150,000         $12,547
Business Strategy Consultant         1999              0          0               0              0               0
                                     1998              0          0               0              0               0
----------------------------------------------------------------------------------------------------------------------

(1) Includes amounts deferred by employees pursuant to Section 401(k) of the Internal Revenue Code.
(2) For Mr. Kline this amount represents the value of 25,000 shares of the Company's common stock granted to Mr. Kline based on a price of $2.00 per share.
(3) The amounts disclosed in this column include: (a) a Company 401(k) match to Mr. Kline of $1,800 and $1,404 in 2000 and 1999, respectively, to Mr. Selvius of $1,457 in 2000, to Mr. Anonick of $1,547 in 2000, and to Mr. Miller of $1,547 in 2000, (b) payments by the Company of premiums for term life insurance for the benefit of the Named Executives: $736 for Mr. Beckman in 2000, $736, $736 and $184 for Mr. Kline in 2000, 1999 and 1998, respectively, and $736 for Mr. Selvius in 2000; (c) other perquisites of $12,000 and $11,000 in 2000 and 1999, respectively, for Mr. Beckman, of $7,700 and $7,715 in 2000 and 1999, respectively, for Mr. Kline, of $9,000 in 2000 for Mr. Selvius, of $11,000 in 2000 for Mr. Anonick, and of $11,000 in 2000 for Mr. Miller.
(4) Mr. Kline retired as President of Clarion Plastics Technologies, Inc. and as an employee on December 31, 2000.
(5) Mr. Selvius served as Chief Financial Officer from January 2000 until March 12, 2001 and now serves as Vice President of Corporate Development.



                        OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides information on options granted to the Named Executives during the year ended December 30, 2000.

---------------------------------------------------------------------------------------------------------------------
                                                        Percentage of
                                        Number of       Total Options
                                       Securities         Granted to     Exercise or                     Grant Date
               Name                    Underlying        Employees in     Base Price                       Present
                                       Options(1)        Fiscal Year     (per share)   Expiration Date    Value(2)
---------------------------------------------------------------------------------------------------------------------
William Beckman                       107,500              5.6%              $4.125         (3)            $240,350
----------------------------------------------------------------------------------------------------------------------
Timothy R. Kline                      103,750              5.4%                N/A          N/A              N/A
---------------------------------------------------------------------------------------------------------------------
David W. Selvius                      333,750             17.4%            (1)(2)(4)        (5)             583,575
---------------------------------------------------------------------------------------------------------------------
Jeffrey W. Anonick                    150,000              7.8%             $ 4.375      02/01/05           474,000
---------------------------------------------------------------------------------------------------------------------

(1) Options representing 100,000 shares granted to Mr. Beckman were vested immediately. Options representing 7,500 shares granted to Mr. Beckman vested 50% a year for the first two years of the terms of the options. Options representing 100,000 shares granted to Mr. Kline were vested immediately. Options representing 3,750 shares granted to Mr. Kline vested 50% a year for the first two years of the terms of the options. Options representing 300,000 shares granted to Mr. Selvius were vested over five years, vested 33% in year one, 50% in year two, 67% in year three, 83% in year four and 100% in year five. Options representing 30,000 granted to Mr. Selvius were vested 100% in year one. Options representing 3,750 granted to Mr. Selvius were vested 50% in year one and 50% in year two.
          Options representing 150,000 shares granted to Mr. Anonick vested 20% a year for the first five years.
(2) The values reflect standard application of the Black-Scholes option pricing model based on (a) expected stock price volatility of 0.61,
          (b) risk free rate of return between 5.0% and 6.6%, (c) a cash dividend yield of 0%, and (d) an expected time of five to ten years to exercise. The actual value, if any, of the options granted is dependent upon the market value of the Company's common stock subsequent to the date the options become exercisable.
(3) 7,500 of Mr. Beckman's options expire on January 24, 2005 and 100,000 of Mr. Beckman's options expire on April 14, 2010.
(4) 300,000 of Mr. Selvius' options are exercisable at $2.063 and 33,750 of Mr. Selvius' options are exercisable at $4.125.
(5) 300,000 of Mr. Selvius' options expire on December 22, 2005 and 33,750 of Mr. Selvius' options expire on January 24, 2005.

      AGGREGATED STOCK OPTION EXERCISES IN 2000 AND YEAR END OPTION VALUES

     The following table provides information on the exercise of stock options during 2000 by the Named Executives and the number and value of unexercised options at December 30, 2000.

---------------------------------------------------------------------------------------------------------------------
                                                            Number of Securities           Value of Unexercised
                                                           Underlying Unexercised          In the Money Options
                                                        Options at December 30, 2000     at December 30, 2000(2)
                                                        ----------------------------- -------------------------------
                               Shares
                              Acquired        Value
           Name              on Exercise   Realized(1)   Exercisable   Unexercisable   Exercisable    Unexercisable
---------------------------------------------------------------------------------------------------------------------
William Beckman                   0            $ 0            550,000           7500             $0               $0
Timothy R. Kline                  0              0                  0              0              0                0
David W. Selvius                  0              0             15,000        333,750              0                0
Jeffrey W. Anonick                0              0                  0        150,000              0                0
Michael C. Miller                 0              0                  0        150,000              0                0
---------------------------------------------------------------------------------------------------------------------

     (1) Represents the aggregate market value of shares acquired at time of exercise, less the aggregate exercise price paid by the employee.
     (2) Values are based on the difference between the closing price of the Company's common stock on December 30, 2000 ($1.65625) and the exercise prices of the options.


                       EMPLOYMENT AND SEVERANCE AGREEMENTS

Mr. Beckman entered into an Employment Agreement with the Company and Clarion Plastics Technologies, Inc. dated March 1, 1999. The Employment Agreement provides for (a) a base salary of $150,000 for the first year of the contract and $250,000 for the second year of the contract, (b) certain bonuses if certain sales objectives are achieved, (c) the grant of options to acquire 450,000 shares at an exercise price of $3.25 per share, and (d) certain employee benefits. The Employment Agreement has a term of six years commencing February 1, 1999, and will be automatically renewed for successive one-year terms unless terminated by either party.

Mr. Kline entered into a Severance Agreement with the Company dated January 16, 2001. Pursuant to this Severance Agreement, the Company forgave a $72,000 promissory note given by Mr. Kline in favor of the Company. [compensation through July]

Mr. Selvius entered into an Employment and Stock Option Agreement with the Company dated December 22, 2000. The Employment Agreement provides for (a) a base salary of $150,000 for calendar year 2000, with appropriate adjustments in subsequent years, (b) the grant of options to acquire 300,000 shares at an exercise price of $2.0625 per share, and (c) certain employee benefits. The Employment and Stock Option Agreement has a term of five years commencing December 22, 2000, and will be automatically renewed for successive one year terms unless terminated by either party.

Mr. Anonick entered into an Employment Agreement with the Company dated February 1, 2000. The Employment Agreement provides for (a) a base salary of $200,000 for the first five years of the contract, (b) a guaranteed minimum bonus of $87,500 for the first five years of the contract, (c) the grant of options to acquire 150,000 shares at an exercise price of $4.375 per share, and (d) certain employee benefits. The Employment Agreement has a term of five years commencing February 1, 2000.

Mr. Miller entered into an Employment Agreement with the Company dated February 1, 2000. The Employment Agreement provides for (a) a base salary of $200,000 for the first five years of the contract, (b) a guaranteed minimum bonus of $87,500 for the first five years of the contract, (c) the grant of options to acquire 150,000 shares at an exercise price of $4.375 per share, and (d) certain employee benefits. The Employment Agreement has a term of five years commencing February 1, 2000.

Mr. Ryan entered into an Employment and Stock Option Agreement with the Company dated December 22, 2000. The Employment Agreement provides for (a) a base salary of $100,000 for calendar year 2000, with appropriate adjustments in subsequent years, (b) the grant of options to acquire 300,000 shares at an exercise price of $2.0625 per share, and (c) certain employee benefits. The Employment and Stock Option Agreement has a term of three years commencing December 22, 2000, and will be automatically renewed for successive one year terms unless terminated by either party.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                              SECURITIES OWNERSHIP

     The following table shows, as of April 23, 2001, the number of shares beneficially owned by (i) each Director, Director nominee and Named Executive identified in the executive compensation tables of this Proxy Statement, (ii) all directors and executive officers as a group, and (iii) the beneficial owners of more than 5% of the Company's common stock. Except as described in the notes following the table, the following persons have sole voting and dispositive power as to all of their respective shares.

       Directors, Named Executives,                       Amount and Nature
           and 5% Stockholders                        of Beneficial Ownership                Percent of Class(1)
       -----------------------------               -------------------------------         -----------------------
                                                   Preferred           Common              Preferred     Common
       Jeffrey W. Anonick                              --              2,060,000(2)            --         8.7%

       Jack D. Rutherford                           62,500             1,047,750(3)           3.2%        4.0%

       William Beckman(4)                              --              1,088,750(5)            --         3.6%

       Timothy R. Kline                                --                194,458(6)            --          *

       Harrington Bischof                              --                269,000(7)            --          *

       Michael C. Miller                               --              2,060,000(8)            --         8.7%

       David W. Selvius                                --                216,875(9)            --          *

       Frederick A. Sotok                              --                 74,900(10)           --          *

       Frank T. Steck                               25,000               469,000(11)          1.3%        1.8%

       Troy D. Wiseman                              31,250(12)         1,598,703(13)          1.6%        6.1%

       Craig A. Wierda(14)                         237,500(15)         3,596,000(16)         12.1%       13.7%

       William Blair Mezzanine Capital                                 2,847,797

       All executive officers and directors
       as a Group (12 persons)                     431,250            11,695,436(17)         22.0%       42.9%

*Less than one percent.
(1) Percentages are calculated based upon shares outstanding, plus shares which the director has the right to acquire under preferred stock conversion rights exercisable within 60 days and stock options and warrants exercisable within 60 days.
(2) Consists of (i) 2,000,000 shares owned by Drake Products Corporation and (ii) 60,000 shares with respect to which Mr. Anonick has a right to acquire beneficial ownership under options exercisable within 60 days.
(3) Includes (i) 125,000 shares with respect to which Mr. Rutherford has a right to acquire beneficial ownership within 60 days by converting preferred stock into common stock, (ii) 10,000 shares with respect to which Mr. Rutherford has a right to acquire beneficial ownership under options exercisable within 60 days, and (iii) 25,000 shares with respect to which Mr. Rutherford has the right to acquire beneficial ownership within 60 days by exercising certain warrants.
(4)       Mr.  Beckman  served as the  President of the Company  since  December
          1999.
(5)       Includes (i) 50,000 shares owned by Beckman  Family  Investments  LLC,
          (ii) 413,750 shares with respect to which Mr. Beckman has a right to acquire beneficial ownership under options exercisable within 60 days, and (iii) 25,000 shares with respect to which Mr. Beckman has the right to acquire beneficial ownership within 60 days by exercising certain warrants.
(6) Includes (i) 100 shares owned by Mr. Kline's children, and (ii) 31,875 shares with respect to which Mr. Kline has the right to acquire beneficial ownership under options exercisable within 60 days.
(7)       Includes (i) 45,000 shares owned by the Harrington  Bischof Trust, and
          (ii) 10,000 shares with respect to which Mr. Bischof has a right to acquire beneficial ownership under options exercisable within 60 days.
(8) Consists of (i) 2,000,000 shares owned by Drake Products Corporation and (ii) 60,000 shares with respect to which Mr. Miller has a right to acquire beneficial ownership under options exercisable within 60 days.
(9) Consists of 146,875 shares with respect to which Mr. Selvius has a right to acquire beneficial ownership under options exercisable within 60 days.
(10) Includes (i) 400 shares owned by Mr. Sotok's grandchildren; and (ii) 10,000 shares held in Sotok Family Limited Partnership.
(11) Includes (i) 170,000 shares owned by Mr. Steck's wife, (ii) 50,000 shares with respect to which Mr. Steck has a right to acquire beneficial ownership within 60 days by converting preferred stock into common stock, and (iii) 10,000 shares with respect to which Mr. Steck has a right to acquire beneficial ownership under options exercisable within 60 days.
(12)      Consists of 31,250 shares owned by the Wiseman Family Trust.
(13) Includes (i) 30,800 shares owned by Apportum Consulting Corp., (ii) 1,113 shares owned by Invest L'Inc., (iii) 865,444 shares owned by Invest L'Inc. Emerging Growth Equity Fund I, with respect to which Mr. Wiseman disclaims beneficial ownership, (iv) 20,000 shares owned by Mr. Wiseman's children, (v) 470,606 shares owned by the Wiseman Family Trust, (vi) 62,500 shares with respect to which the Wiseman Family Trust has a right to acquire beneficial ownership within 60 days by converting preferred stock into common stock, (vii) 10,000 shares with respect to which Mr. Wiseman has a right to acquire beneficial ownership under options exercisable within 60 days, (viii) 20,000 shares with respect to which Invest L'Inc. has a right to acquire beneficial ownership under options exercisable within 60 days, (ix) 20,000 shares with respect to which Invest L'Inc. Bridge Fund LLC has a right to acquire beneficial ownership under options exercisable within 60 days, and (x) 60,000 shares owned in an investment fund.
(14) Mr. Wierda has served as the Chairman of the Board of Directors since January 2001 and is a member of the Operational Oversight Committee.
(15)      Consists of 237,500 shares owned by the Emilie D. Wierda Living Trust.
(16) Includes (i) 475,000 shares with respect to which the Emilie D. Wierda Living Trust has a right to acquire beneficial ownership within 60 days by converting preferred stock into common stock, (ii) 200,000 shares with respect to which the Emilie D. Wierda Living Trust has a right to acquire beneficial ownership by exercising certain warrants within 60 days, (iii) 350,000 shares with respect to which Eagle Companies, Inc. has a right to acquire beneficial ownership under options exercisable within 60 days, and (iv) 25,000 shares with respect to which Mr. Wierda has the right to acquire beneficial ownership within 60 days by exercising certain warrants; and (v) 2,546,000 shares owned by the Emilie D. Wierda Living Trust.
(17) Included in this number are 2,635,625 shares with respect to which executive officers and directors have the right to acquire beneficial ownership under options and warrants exercisable within 60 days and under preferred stock conversion rights exercisable within 60 days.



                       EMPLOYMENT AND SEVERANCE AGREEMENTS

     Mr. Beckman entered into an Employment Agreement with the Company and Clarion Plastics Technologies, Inc. dated March 1, 1999. The Employment Agreement provides for (a) a base salary of $150,000 for the first year of the contract and $250,000 for the second year of the contract, (b) certain bonuses if certain sales objectives are achieved, (c) the grant of options to acquire 450,000 shares at an exercise price of $3.25 per share, and (d) certain employee benefits. The Employment Agreement has a term of six years commencing February 1, 1999, and will be automatically renewed for successive one-year terms unless terminated by either party.

     Mr. Kline entered into a Severance Agreement with the Company dated January 16, 2001. Pursuant to this Severance Agreement, the Company forgave a $72,000 promissory note given by Mr. Kline in favor of the Company. [compensation through July]

     Mr. Selvius entered into an Employment and Stock Option Agreement with the Company dated December 22, 2000. The Employment Agreement provides for (a) a base salary of $150,000 for calendar year 2000, with appropriate adjustments in subsequent years, (b) the grant of options to acquire 300,000 shares at an exercise price of $2.0625 per share, and (c) certain employee benefits. The Employment and Stock Option Agreement has a term of five years commencing December 22, 2000, and will be automatically renewed for successive one year terms unless terminated by either party.

     Mr.  Anonick  entered into an Employment  Agreement  with the Company dated
February 1, 2000. The Employment Agreement provides for (a) a base salary of $200,000 for the first five years of the contract, (b) a guaranteed minimum bonus of $87,500 for the first five years of the contract, (c) the grant of options to acquire 150,000 shares at an exercise price of $4.375 per share, and
(d) certain employee benefits. The Employment Agreement has a term of five years commencing February 1, 2000.

     Mr. Miller entered into an Employment Agreement with the Company dated February 1, 2000. The Employment Agreement provides for (a) a base salary of $200,000 for the first five years of the contract, (b) a guaranteed minimum bonus of $87,500 for the first five years of the contract, (c) the grant of options to acquire 150,000 shares at an exercise price of $4.375 per share, and
(d) certain employee benefits. The Employment Agreement has a term of five years commencing February 1, 2000.

     Mr. Ryan entered into an Employment and Stock Option Agreement with the Company dated December 22, 2000. The Employment Agreement provides for (a) a base salary of $100,000 for calendar year 2000, with appropriate adjustments in subsequent years, (b) the grant of options to acquire 300,000 shares at an exercise price of $2.0625 per share, and (c) certain employee benefits. The Employment and Stock Option Agreement has a term of three years commencing December 22, 2000, and will be automatically renewed for successive one year terms unless terminated by either party.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


                              CERTAIN TRANSACTIONS

     In January 1999, the Company entered into an agreement with Invest L'Inc., a firm owned by Troy Wiseman, a five percent stockholder of the Company, pursuant to which the firm will provide consulting services for strategic initiatives. The agreement provides for monthly payments by the Company of $15,000 plus expenses (capped at $1,000 per month) through December 2003. The Company suspended payments under this contract as of February 1, 2001. The payments are now accruing as they come due. The Company anticipates renegotiating this contract.

     On October 1, 1999, the Company acquired Double "J" Molding, Inc. ("Double J"). The Company issued 850,000 shares of Clarion common stock to the sellers of Double J. Of the 850,000 Clarion shares issued for the acquisition, 425,000 shares ("Put Shares") are subject to the terms of stock put agreements ("Put Agreements") with the sellers which require the Company to purchase some or all of the Put Shares from the holders at a price of $6.00 per share. The maximum potential repurchase obligation of the Company is $2,550,000. The outstanding put options expire on November 15, 2002 and are exercisable between October 1, 2002 and November 14, 2002. Concurrent with the issuance of these stock put options, the Company entered into a stock put agreement with Mr. Craig Wierda, Chairman of the Board of Directors which requires that Mr. Wierda purchase a number of shares of Clarion common stock equal to the product of: (i) the aggregate purchase price paid by the Company for the Put Shares, divided by the lessor of (ii) the closing price of the common stock quoted on NASDAQ on the date the Company receives notice of its obligation to perform under the Put Agreements, or (iii) $6.00. The Company's put options expire on November 25, 2002 and are exercisable between October 1, 2002 and November 14, 2002. In exchange for the Director Put Agreement, Mr. Wierda received 200,000 warrants to purchase Clarion common stock at an exercise price of $5.00 per share. The warrants are immediately exercisable and expire on September 30, 2002.

     As of January 1999, the Company entered into a three year agreement with Eagle Companies, Inc. ("Eagle"), a firm owned by Mr. Wierda, pursuant to which Eagle provides consulting and management services regarding strategic initiatives and provides office space for certain corporate employees of the Company. For those services and the space, the Company has grated Eagle options to purchase 350,000 shares of common stock at the price of $3.25 per share. The options are immediately exercisable and expire on December 31, 2002.

     In February 2000, the Company entered into an agreement to acquire the assets of Drake Products Corporation ("Drake"). As a condition to the receipt of financing, the banks which provided the financing required the Company to obtain guarantees on $12 million of term debt. Mr. Wierda and his spouse, Jack Rutherford, a director, and William Beckman, President of the Company (each a "Guarantor") agreed to provide guarantees on $3 million of the debt. Each Guarantor executed a $1,000,000 guaranty and obtained a supporting letter of credit. In consideration, the Company executed an agreement ("Fee Agreement") with each Guarantor pursuant to which the Company pays each Guarantor a monthly fee of 1% of that Guarantor's guaranty amount, in arrears, on the anniversary date of the Fee Agreement, either in cash or in shares of common stock valued at $4.00 per share. Each Guaranty terminated on July 21, 2000 when the $12 million of term debt was paid off. The outstanding fees payable pursuant to the Fee Agreements to Mr. Wierda, Mr. Rutherford and Mr. Beckman are $46,452, $46,452 and $46,452, respectively. Concurrent with the execution of the Fee Agreement, the Company issued to each Guarantor a warrant for the purchase of 25,000 shares of common stock at a price of $4.625 per share. The warrants are immediately exercisable and expire three years from issuance. Elsa Prince, related to Mr. Wierda through marriage, agreed to provide guarantees through the Elsa Prince Trust on $6 million of the debt by making a $6 million cash deposit with one of the lending banks. The Company paid the Elsa Prince Trust a 2% fee per month.

     The Company is indebted to A & M Holdings, Inc., of which Michael C. Miller, a director and Named Executive Officer, and Jeffrey A. Anonick, a Named Executive Officer, are the stockholders, in the amount of $2,067,500 pursuant to two promissory notes given to A & M in connection with the Drake transaction.

     Timothy R. Kline, a Named Executive Officer, entered into a Severance Agreement with the Company dated January 16, 2001. Pursuant to this Severance Agreement, the Company forgave a $72,000 promissory note given by Mr. Kline in favor of the Company.

     In April 2001, the Company entered into an agreement with Mr. Kline pursuant to which Mr. Kline may earn up to $200,000 if he identifies a purchaser for the Company to consider for the sale of one of its facilities.

     In connection with the Third Amendment of the Company's Senior Credit Facility dated April 17, 2001, Mr. Wierda has guaranteed Term Loan B which is outstanding in the principal amount of $1,000,000. Mr. Wierda must replace his guaranty with a letter of credit issued by a bank acceptable to the Senior Lenders. In return for Mr. Wierda's Guaranty, the Company has issued a warrant for a maximum of 1,000,000 shares of the Company's common stock at a price of $.0001 per share. The warrant becomes exercisable upon stockholder approval of the proposed increase in authorized common stock and expires on July 21, 2010.

     In connection with the First Amendment of the Company's Senior Subordinated Loan Agreement dated April 17, 2001, Mr. Beckman, Tom Wallace, the Company's Chief Operating Officer and Mr. Wierda loaned the Company $100,000, $300,000, and $600,000, respectively. In return for their loans, the Company has issued each of them warrants for 100,000, 300,000, and 600,000 shares of the Company's common Stock, respectively, at a price of $.0001 per share. The warrants become exercisable upon stockholder approval of the proposed increase in authorized common stock and expire on July 21, 2010.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                                CLARION TECHNOLOGIES, INC.


Date:  April 30, 2001                           /s/ William Beckman
                                                William Beckman, President

In accordance with the Securities Exchange Act of 1934, this report has been signed below on the 30th day of April 2001, by the following persons on behalf of the Registrant and in the capacities indicated. The persons named below each hereby appoint William Beckman and Gregory Bego as his attorney-in-fact to sign in his name and on his behalf, and to file with the Commission any and all amendments to this report on Form 10-KSB to the same extent and with the same effect as if done personally.

   /s/ William Beckman                                 /s/ Greg Bego
 William Beckman, President                   Greg Bego, Chief Financial Officer
(Principal Executive Officer)                     (Principal Financial and
                                                     Accounting Officer)

   /s/ Jack D. Rutherford                             /s/ Tony Bischof
Jack D. Rutherford, Director                    Harrington Bischof, Director

     /s/ Fred Sotok                                  /s/ Michael Miller
Frederick A. Sotok, Director                    Michael C. Miller, Director

     /s/ Craig A. Wierda                            /s/ Frank T. Steck
  Craig A. Wierda, Director                      Frank T. Steck, Director

    /s/ Bryan Cressey
      Bryan Cressey



::ODMA\PCDOCS\GRR\565245


                                       8