Form 10-Q
period 2001-03-31
CLARION TECHNOLOGIES INC/DE/
filed 2001-05-15
CIK 835409

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                         Commission file number 0-24690


                           CLARION TECHNOLOGIES, INC.
                (Name of Registrant as specified in its charter)


         Delaware                                        91-1407411
(State of Incorporation)                   (I.R.S. Employer Identification No.)

                   235 Central Avenue, Holland, Michigan 49423
                    (Address of principal executive offices)



Issuer's telephone number:  (616) 494-8885


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of registrant's common stock was 23,551,356 as of May 15, 2001.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                   CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                                                First Quarter Ended
                                                                                -------------------
                                                                         March 31, 2001         April 1, 2000
                                                                         --------------         -------------
        Net sales                                                         $   28,801             $   25,085
        Cost of sales                                                         27,109                 21,371
                                                                          ----------             ----------
                 Gross profit                                                  1,692                  3,714

        Selling, general and administrative expenses                           2,810                  2,334
        Impairment and other nonrecurring charges                              1,500                      -
                                                                          ----------             ----------
                 Operating income (loss)                                      (2,618)                 1,380

        Interest expense                                                      (2,237)                (1,230)
        Other income (expense), net                                              (93)                    48
                                                                          ----------             ----------
                 Income (loss) before provision for income taxes              (4,948)                   198

        Provision for income taxes                                               212                    118
                                                                          ----------             ----------
                 Net Income (Loss)                                        $   (5,160)            $       80
                                                                          ===========            ==========

        Net income (loss)                                                 $   (5,160)            $       80
        Preferred stock dividends declared                                      (554)                  (548)
                                                                          ----------             ----------
                 Loss attributable to common shareholders                 $   (5,714)            $     (468)
                                                                          ==========             ==========

        Average shares outstanding (basic and diluted)                        23,531                 19,876
                                                                          ==========             ==========

        Loss per share (basic and diluted)                                $     (.24)            $     (.02)
                                                                          ==========             ==========

(  ) Denotes deduction.

See accompanying notes to condensed consolidated financial statements.

                   CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                         March 31, 2001       December 30, 2000
                                                                          (UNAUDITED)             (AUDITED)
                                                                         --------------       -----------------
        ASSETS
        Current assets:
                 Cash and cash equivalents                                $       324            $    4,679
                 Accounts receivable, net                                      26,471                18,643
                 Inventories                                                    5,744                 5,375
                 Prepaid expenses and other current assets                        313                   549
                                                                          -----------            ----------
                 Total current assets                                          32,852                29,246

        Property, plant and equipment, net                                     52,559                53,626

        Other assets:
                 Goodwill, net                                                 26,954                27,341
                 Deferred program costs                                         2,341                 2,398
                 Deferred financing costs, net                                  1,246                 1,192
                 Other                                                              2                     2
                                                                          -----------            ----------
                                                                          $   115,954            $  113,805
                                                                          ===========            ==========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        Current liabilities:
                 Accounts payable                                         $    27,154            $   21,013
                 Accrued liabilities and dividends payable                      6,908                 5,817
                 Current portion of long-term debt                                242                 1,580
                                                                          -----------            ----------
                 Total current liabilities                                     34,304                28,410

        Long-term debt, net of current portion                                 65,879                65,924
        Other liabilities                                                       2,228                   250
                                                                          -----------            ----------
                 Total liabilities                                            102,411                94,584

        Value of common shares subject to redemption                            2,550                 2,550

        Shareholders' equity:
                 Preferred stock                                               15,702                15,702
                 Common stock                                                      24                    24
                 Additional paid-in capital                                    33,237                33,201
                 Accumulated deficit                                          (37,970)              (32,256)
                                                                          -----------            ----------
                 Total shareholders' equity                                    10,993                16,671
                                                                          -----------            ----------
                                                                          $   115,954            $  113,805
                                                                          ===========            ==========

( ) Denotes deduction.

See accompanying notes to condensed consolidated financial statements.

                   CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                First Quarter Ended
                                                                                -------------------
                                                                        March 31, 2001         April 1, 2000
                                                                        ---------------        -------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                  $    (5,160)           $       80
        Depreciation and amortization                                            1,912                 1,480
        Impairment and other nonrecurring charges                                1,500                     -
        Changes in operating assets and liabilities                               (566)               (2,923)
        Other, net                                                                   -                  (207)
                                                                           -----------            ----------
        Cash used in operating activities                                       (2,314)               (1,570)

     CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                    (1,094)                 (443)
        Business acquisitions, net of cash acquired                                  -               (27,255)
        Other                                                                        -                     3
                                                                           -----------            ----------
        Cash used in investing activities                                       (1,094)              (27,695)

     CASH FLOWS FROM FINANCING ACTIVITIES:
        Net change in short-term debt                                                -                (3,500)
        Proceeds from long-term borrowings                                           -                49,800
        Payment of deferred financing costs                                       (155)                    -
        Repayments of long-term debt                                              (828)              (21,053)
        Proceeds from issuance of capital stock                                     36                    32
        Preferred stock dividends paid                                               -                  (425)
                                                                           -----------            ----------
        Cash provided by (used in) financing activities                           (947)               24,854
                                                                           -----------            ----------

     NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (4,355)               (4,411)

     CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                4,679                 6,560
                                                                           -----------            ----------
     CASH AND CASH EQUIVALENTS, END OF PERIOD                              $       324            $    2,149
                                                                           ===========            ==========

( ) Denotes reduction in cash and cash equivalents.

See accompanying notes to condensed consolidated financial statements.

                   CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

The  accompanying  unaudited  condensed  consolidated  financial  statements  of
Clarion Technologies, Inc. and Subsidiaries (collectively referred to as "Clarion" or the "Company") include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 30, 2000.

2.  INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market. The components of inventories are as follows (in thousands):

                                                March 31,           December 30,
                                                  2001                  2000
                                            ------------------- ------------------
Raw materials                                           $3,203              $3,222
Work in progress                                         1,710               1,152
Finished goods                                             831               1,001
                                            ------------------- ------------------
                                                        $5,744              $5,375
                                            =================== ==================

3.  BUSINESS ACQUISITIONS

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

The following unaudited pro forma consolidated results of operations are presented as if the acquisition of Drake had been made at the beginning of the earliest period presented (in thousands, except per share data). The historical operating results of Small Parts were not material and have not been included in the pro forma amounts below.

                                                                                                Quarter Ended
                                                                                                April 1, 2000
                                                                                                -------------
        Net sales                                                                                $   29,032
        Net loss attributable to common shareholders                                                   (468)
        Loss attributable to common shareholders per share
        (basic and diluted)                                                                            (.02)

The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchases been made at the beginning of the period presented or of the future results of the combined operations.

4.  GEOGRAPHIC AND SEGMENT DATA

The Company operates in a single geographic location, North America, and in a single reportable business segment, plastic injection molding. The accounting policies of this reportable business segment are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 30, 2000.

5.  IMPAIRMENT AND OTHER NONRECURRING CHARGES

On March 16, 2001, the Company announced the closing of one of its manufacturing facilities in Greenville, Michigan. The plant closing will result in the transfer of employees and related production to other Company facilities. Management has accrued a nonrecurring pre-tax charge of $1.5 million related to the closing to cover various exit costs ($0.7 million) and anticipated losses on the sale of the property, plant and certain equipment ($0.8 million). The closing activities are expected to be substantially completed by the end of the second quarter of 2001. As of the end of the first quarter of 2001, there have been no payments against the liability recorded for exit costs.

In the fourth quarter of fiscal 2000, the Company incurred impairment and other nonrecurring charges totaling $2.3 million related to its Small Parts operation as a result of the termination of certain customer relationships and other transition activities. All nonrecurring expenses had been incurred and charged against the related liabilities as of December 30, 2000.

6.  SUBSEQUENT EVENTS

Effective April 17, 2001, the Company negotiated an amendment to the senior credit facility that provides for the following:

- The maturity of the facility has been amended from February 28, 2003 to April 30, 2002.

- The term loan portion of the credit facility, prior to amendment, provided for principal payments of $0.3 million per month until February 28, 2002 and $0.4 million monthly thereafter. The amendment provides for principal payments at various times between July 1, 2001 and December 31, 2001 totaling $0.3 million, with remaining outstanding balances due at maturity of the facility.

-    Interest rate margins have been  increased by 0.25% and 0.75% for borrowing
     under  the  prime  rate  option  for  revolving   credit  and  term  loans,
     respectively, and by 1.0% for term loan borrowings under the LIBOR option.

- The banks have provided an additional $1.0 million term loan that will be due in full at maturity of the credit facility on April 30, 2002. This term loan provides immediate additional liquidity and is guaranteed by one of the Company's Directors. A warrant to purchase common stock will be issued to the Director in consideration for this guarantee.

- The revolving credit limit has been increased from $15.0 million to $17.0 million, subject to an asset-based borrowing calculation. This increase will provide up to $2.0 million of additional liquidity depending on inventory and accounts receivable levels.

- All prior covenant violations and default remedies have been waived through April 30, 2002, and covenants have been reset for the remainder of the term of the credit facility.

On April 17, 2001, the Company also negotiated an amendment to our subordinated credit facility that provides for the following:

- Interest payments from March 31, 2001 will accrue, but not be paid prior to the maturity of the senior credit facility on April 30, 2002. This deferred interest will remain a future obligation of the Company. During the period of interest deferral, the interest rate will increase to 15.0%. The interest rate will return to 12.0% upon payment of the deferred interest.

- An additional $3.0 million of capital was funded by the original subordinated lender and certain Company Directors and executive officers through this amended credit facility. In addition to cash interest as provided under the subordinated credit agreement, the providers of this capital received a warrant to purchase 3.0 million shares of Clarion common stock for $.0001 per share. The warrant expires 10 years from the date of issuance.

- All prior covenant violations and default remedies have been permanently waived and covenants have been reset for the remainder of the term of the credit facility.

Effective April 6, 2001, the terms of the Company's convertible preferred stock were amended. The dividend rate on the outstanding stock has been reduced to 12% from 14% of the liquidation value and dividends, at the option of the Company, may be paid in either common stock or cash. However, the liquidation value was increased from $8.00 to $10.00 as of April 6, 2001. The rate will increase back to 14% and then 16% if the preferred stock is not redeemed by certain specified dates. In addition, the conversion features of the preferred stock were changed such that it is convertible at the option of the holder at any time, unless previously redeemed, into shares of common stock of the Company at a conversion rate of 3.33 shares of common stock for each share of preferred stock through March 31, 2002, at which time the conversion rate becomes 5 shares of common stock per share of preferred stock, subject to adjustment in certain events. The Company may at any time redeem all or any portion of the convertible preferred stock for $10.00 per share plus all accrued and unpaid dividends thereon. The preferred stock has a mandatory redemption date of March 31, 2003, subject to any existing contractual agreements that may prohibit such redemption. The amended senior credit agreement does not, however, allow for such cash dividend payments prior to April 30, 2002 unless approved by the lenders.

On April 10, 2001, the Company announced its decision to discontinue the tooling segment of the business. No plan of action has been adopted and therefore no accrual has been recorded in the consolidated financial statements.

7.  ADOPTION OF NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" and amended this Statement with Statements No. 137 and 138. The Company adopted the Statements as of the beginning of the first quarter of 2001. The Statements did not have any effect on the Condensed Consolidated Statements of Operations or Condensed Consolidated Balance Sheets since the Company has no derivative instruments and has not entered into any hedging agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following information should be read in conjunction with the accompanying Condensed Consolidated Financial Statements of the Company and the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 30, 2000.

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

The Company has completed several key acquisitions during the past two years, which included a business combination effective on February 1, 2000, for the assets of Drake Products Corporation, a full-service plastic injection molding firm, and the real properties used by the Drake operations. This business combination was accounted for as a purchase and accordingly, financial data in the Management's Discussion and Analysis of Financial Condition and Results of Operations only include operating results for this company subsequent to the effective acquisition date, which impacts the comparability of results between the periods presented.

RESULTS OF OPERATIONS

The  table  below   summarizes  the   components  of  the  Company's   Condensed
Consolidated Statements of Operations as a percentage of net sales:

                                                                                 First Quarter Ended
                                                                                 -------------------
                                                                           March 31, 2001        April 1, 2000
                                                                           --------------        -------------
        Net sales                                                               100.0%                100.0%
        Cost of sales                                                            94.1%                 85.2%
                                                                               -------              --------
        Gross profit                                                              5.9%                 14.8%
        Selling, general and administrative expenses                              9.8%                  9.3%
        Impairment and other nonrecurring charges                                 5.2%                    -
                                                                               -------              --------
        Operating income (loss)                                                  (9.1%)                 5.5%
        Interest expense                                                         (7.8%)                (4.9%)
        Other income (expense), net                                              (0.3%)                 0.2%
                                                                               -------              --------
             Income (loss) before provision for income taxes                    (17.2%)                 0.8%
        Provision for income taxes                                                0.7%                  0.5%
                                                                               -------              --------
             NET INCOME (LOSS)                                                  (17.9%)                 0.3%
                                                                               =======              ========

Net sales

Net sales of $28.8 million in the first quarter of 2001 were $3.7 million (14.7%) higher than net sales of $25.1 million in the first quarter of 2000. The increase was primarily due to the inclusion of sales from Drake for the full quarter in 2001, whereas the same period in 2000 only included net sales for two months. Also positively impacting net sales was an increase in volumes at our Montpelier facility due to a new program in the heavy truck industry and an increase in tooling sales due to the launch of this new program at Montpelier and an additional new tool project. These increases were offset by a decrease in OEM automotive sales related to economic downturns in the automotive industry.

Gross profit

Gross profit, as a percentage of 2001 net sales, was 5.9% for the first quarter, compared to 14.8% in the corresponding period of 2000. The decrease was primarily attributable to an increase in prices of resin which, in some cases, we have not been able to pass on to our customers, competitive pressures on pricing to retain current and attract new customers, and lower plant utilization due to reduced sales in the OEM automotive industry as noted above.

Impairment and other nonrecurring charges

On March 16, 2001, the Company announced the closing of one of its manufacturing facilities in Greenville, Michigan. The plant closing will result in the transfer of employees and related production to other Company facilities. Management has accrued a nonrecurring pre-tax charge related to the closing of $1.5 million to cover various exit costs ($0.7 million) and anticipated losses on the sale of the property, plant and certain equipment ($0.8 million). The closing activities are expected to be substantially completed by the end of the second quarter of 2001.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses increased $0.5 million (21.7%) from $2.3 million in the prior year first quarter to $2.8 million in the first quarter of 2001. As a percentage of net sales, SG&A expense in the first quarter increased from 9.3% in 2000 to 9.8% in 2001. The increase in spending was due to additional expenses associated with adding the Drake operations during the first quarter of 2000.

Interest expense

Interest expense for the first quarter of 2001 increased $1.0 million (83.3%) to $2.2 million from $1.2 million for the comparable quarter in 2000. The increase in interest expense for the quarter was primarily due to financing the Drake business acquisition during the first quarter of 2000, the acquisition of Small Parts, and funding of capital expenditures. In addition, the Company's effective interest rate has increased as additional debt has been obtained and the related bank financing fees are being amortized.

Income taxes

The Company's effective income tax rates for all periods presented differed from the applicable statutory rates primarily due to nondeductible goodwill amortization, Michigan Single Business Tax, and fully reserving federal income tax benefits associated with net operating losses. The federal tax benefits from net operating loss carryforwards will only be recognized as the Company generates taxable income in future periods.

Net loss

The Company recorded a net loss of $5.2 million for the first quarter of 2001 compared to net income of $0.1 million in the same period of 2000. The reduction of net income in 2001 compared to 2000 is due to lower gross margins, increased interest expense, and an impairment and other nonrecurring charge.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had total cash balances of $0.3 million and negative working capital of $1.5 million compared to $4.7 million of cash and working capital of $1.8 million at December 30, 2000. Accounts receivable increased by $7.9 million (42.0%) from $18.6 million at December 30, 2000 to $26.5 million at March 31, 2001. Inventories increased by $0.4 million (6.9%) over the same period. The decrease in working capital is attributable to incurring $0.7 million of nonrecurring charges related to the closing of a manufacturing facility and a $6.1 million increase in accounts payable, which are offset by increases in accounts receivable and inventories. Net cash used in operating activities was $2.3 million in the first quarter of 2001, which is an increase of $0.7 million of the $1.6 million of net cash used in the first quarter of 2000. The decline in operating cash flows used in operations was impacted by the increase in inventories and accounts receivable related to higher 2001 first quarter sales related to customer orders received during the last month of the quarter.

Investing activities consisted primarily of capital expenditures in first quarter 2001 compared to business acquisitions in first quarter 2000. $1.1 million was used for capital expenditures in 2001 compared to $0.4 million in 2000. Capital expenditures in 2001 consisted primarily of new molding equipment and investments in plant automation. During the first quarter of 2000, the Company acquired Drake and used $27.3 million of cash; no acquisitions occurred during first quarter 2001.

Financing activities used $0.9 million of net cash in 2001 as compared to providing $24.9 million in 2000. A significant credit agreement was entered into in the first quarter of 2000 in connection with the Drake acquisition, which included amounts for the acquisition and to refinance other revolving credit and term debt agreements. Financing activities also included the use of cash totaling $0.4 million in 2000 for preferred stock dividends. During the first quarter of 2001, financing activities included repayment of debt and proceeds of common stock issuances related to the Employees Stock Purchase Plan.

As shown in the Company's most recent annual report Form 10-KSB, the Company incurred significant net losses in each of the past two fiscal years and is highly leveraged. At March 31, 2001, the Company was also experiencing liquidity constraints as noted by the full use of the borrowing capacity under the revolving credit facility and delayed customer payments on outstanding accounts receivable, that have in turn caused extended payment periods to vendors. In addition, current market conditions in two of the industries the Company serves, heavy truck and automotive, indicate that a decline in overall unit sales for OEMs can be expected in 2001 as compared to 2000. This anticipated decline in OEM sales could result in adverse financial conditions that may be experienced throughout the supply chain within these industries, and therefore, could negatively affect our operations in 2001.

In response to debt covenant violations at the end of the preceding fiscal year end and in anticipation of continued tight liquidity, we have negotiated a comprehensive restructuring of our senior and subordinated credit facilities and convertible preferred stock as discussed in note 6 to the Condensed Consolidated Financial Statements in Part I, Item I. Management believes that this restructuring, combined with operational changes, will provide us with sufficient capital resources to meet our needs through the coming year, reduce past due amounts owed to our vendors and satisfy the restructured debt service requirements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is a change in interest rates in connection with its outstanding variable rate short-term and long-term debt. An increase in interest rates of 1% could result in the Company incurring an additional $0.4 million in annual interest expense. Conversely, a decrease in interest rates of 1% could result in the Company saving $0.4 million in annual interest expense. The Company does not expect such market risk exposure to have a material adverse effect on the Company. The Company does not enter into market risk sensitive instruments for trading purposes.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently involved in any material lawsuits. The Company is subject to claims and litigation in the ordinary course of its business, but does not believe that any such claim or litigation will have a material adverse effect on its consolidated financial position, results of operations or cash flow.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first quarter ended March 31, 2001, the Company did not issue any unregistered shares of its Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Refer to Liquidity and Capital Resources Section within Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item II and Note 6 to the Condensed Consolidated Financial Statements in Part I, Item I.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      No exhibits required.

(b)  Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CLARION TECHNOLOGIES, INC.

Date:  May 15, 2001                    /s/ Greg Bego
                                       Greg Bego, Acting Chief Financial Officer













::ODMA\PCDOCS\GRR\566614\1