Form 10-Q
period 2001-06-30
CLARION TECHNOLOGIES INC/DE/
filed 2001-08-20
CIK 835409

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No



The number of shares outstanding of registrant's common stock was 23,641,579 as of August 15, 2001.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                   CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                    Second Quarter Ended             Year to Date Ended
                                                    --------------------             ------------------
                                               June 30, 2001     July 1, 2000   June 30, 2001    July 1, 2000
                                               -------------     ------------   -------------    ------------
        Net sales                                 $ 27,723       $ 29,160        $ 56,524        $  54,245
        Cost of sales                               29,169         23,370          56,278           44,741
                                               -------------     ------------   -------------    ------------
                 Gross profit (loss)                (1,446)         5,790             246            9,504

        Selling, general and
        administrative expenses                      3,876          3,185           6,686            5,519
        Impairment and other
        nonrecurring charges                         5,933              -           7,433                -
                                               -------------     ------------   -------------    ------------
                 Operating income (loss)           (11,255)         2,605         (13,873)           3,985


        Interest expense                            (2,693)        (2,136)         (4,930)          (3,366)
        Other income (expense), net                     (5)            28             (98)              76
                                               -------------     ------------   -------------    ------------
        Income (loss) before provision
        for income taxes                           (13,953)           497         (18,901)             695

        Provision for income taxes                       -            202             212              320
                                               -------------     ------------   -------------    ------------
                 Net Income (Loss)              $  (13,953)      $    295       $ (19,113)        $    375
                                               =============     ============   =============    ============

        Net income (loss)                       $  (13,953)      $    295       $ (19,113)        $    375
        Preferred stock dividends declared            (465)          (548)         (1,019)          (1,096)
                                               -------------     ------------   -------------    ------------
        Loss attributable to common
        shareholders                            $  (14,418)      $   (253)      $ (20,132)        $   (721)
                                               =============     ============   =============    ============
        Average shares outstanding
        (basis and diluted)                         23,547         20,563          23,539           20,223
                                               =============     ============   =============    ============
        Loss per share (basic and diluted)      $     (.61)      $   (.01)      $    (.86)        $   (.04)
                                               =============     ============   =============    ============

(  ) Denotes deduction.

See accompanying notes to condensed consolidated financial statements.

                   CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                         June 30, 2001        December 30, 2000
                                                                         -------------        -----------------
                                                                          (UNAUDITED)              (AUDITED)
         ASSETS
         Current assets:
                 Cash and cash equivalents (overdraft)                    $       949            $    5,252
                 Accounts receivable, net                                      14,904                18,643
                 Inventories                                                    5,085                 5,375
                 Prepaid expenses and other current assets                        212                   549
                                                                          -----------            ----------
                 Total current assets                                          21,150                29,819

        Property, plant and equipment, net                                     46,811                53,626

        Other assets:
             Goodwill, net                                                     26,158                27,341
              Deferred program costs                                            3,332                 2,398
             Deferred financing costs, net                                      1,051                 1,192
             Other                                                                  -                     2
                                                                          -----------            ----------
                                                                             $ 98,502             $ 114,378
                                                                          ===========            ==========


        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
        Current liabilities:
                 Accounts payable                                          $   20,717             $  21,586
                 Accrued liabilities and dividends payable                      8,046                 5,817
                 Current portion of long-term debt                             38,752                 1,580
                                                                          -----------            ----------
                 Total current liabilities                                     67,515                28,983

        Long-term debt, net of current portion                                 31,670                65,924
        Other liabilities                                                         150                   250
                                                                          -----------            ----------
                 Total liabilities                                             99,335                95,157

        Value of common shares subject to redemption                            2,550                 2,550
         Redeemable preferred stock                                            16,119

        Shareholders' equity (deficit):
                 Preferred stock                                                    -                15,702
                 Common stock                                                      24                    24
                 Additional paid-in capital                                    32,863                33,201
                 Accumulated deficit                                          (52,389)              (32,256)
                                                                          -----------            ----------
                 Total shareholders' equity (deficit)                         (19,502)               16,671
                                                                          -----------            ----------
                                                                            $  98,502            $  114,378
                                                                          ===========            ==========

(  ) Denotes deduction.

See accompanying notes to condensed consolidated financial statements.

                  CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                Year to Date Ended
                                                                                ------------------
                                                                         June 30, 2001          July 1, 2000
                                                                         -------------          ------------
        CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                  $   (19,113)           $      375
        Depreciation and amortization                                            3,971                 2,816
        Impairment and other nonrecurring charges                                7,433                     -
        Changes in operating assets and liabilities                              4,649                (5,526)
        Other, net                                                                  20                     3
                                                                           -----------            ----------
        Cash used in operating activities                                       (3,040)               (2,332)

        CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                    (1,337)               (1,282)
        Business acquisitions, net of cash acquired                                  -               (27,255)
        Other                                                                       10                     7
                                                                           -----------            ----------
        Cash used in investing activities                                       (1,327)              (28,530)

        CASH FLOWS FROM FINANCING ACTIVITIES:
        Net change in short-term debt                                                -                (3,500)
        Proceeds from long-term borrowings                                       4,469                50,800
        Payment of deferred financing costs                                       (610)                    -
        Repayments of long-term debt                                            (3,857)              (20,444)
        Proceeds from issuance of capital stock                                     62                   113
        Preferred stock dividends paid                                               -                  (973)
                                                                           -----------            ----------
        Cash provided by financing activities                                       64                25,996
                                                                           -----------            ----------
        NET DECREASE IN CASH AND CASH EQUIVALENTS                               (4,303)               (4,866)

        CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             5,252                 6,560
                                                                           -----------            ----------

        CASH AND CASH EQUIVALENTS (OVERDRAFT), END OF PERIOD               $       949            $    1,694
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

In June 2001, the FASB voted unanimously in favor of Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets", which were issued July 1, 2001. Statement No. 141 eliminates the pooling of interests method of accounting for business acquisitions and Statement No. 142 eliminates the amortization of goodwill and requires the Company to evaluate goodwill for impairment on an annual basis. Any impairment of goodwill must be recognized currently as a charge to earnings in the financial statements. The Company will be required to apply the provisions of Statement No. 141 to all business combinations initiated after June 30, 2001 and the provisions of Statement No. 142 to all goodwill and indefinite lived intangible assets beginning with its fiscal year starting December 30, 2001. Application of the nonamortization provisions of the Statement in fiscal year 2002 is expected to reduce intangibles amortization and net earnings by approximately $0.8 million ($0.02 per share). During 2002, the Company will perform the initial impairment tests of goodwill and indefinite lived intangible assets as of the beginning of fiscal 2002. The Company has not yet determined what effect these tests will have on its consolidated results of operations or financial position.

The Company has classified checks disbursed but not yet presented for payment as accounts payable. The amounts at June 30, 2001 and December 30, 2000 were $2,413,000 and $573,000 respectively.

2.  INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market. The components of inventories are as follows (in thousands):

                                                June 30,             December 30,
                                                  2001                   2000
                                            --------------------- ---------------------
Raw materials                                             $3,560                $3,222
Work in progress                                             926                 1,152
Finished goods                                               599                 1,001
                                            --------------------- ---------------------
                                                          $5,085                $5,375
                                            ===================== =====================


3.  BUSINESS ACQUISITIONS

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

                                                                                          Year to Date Ended
                                                                                             July 1, 2000
                                                                                             ------------
        Net sales                                                                             $   58,192
        Net loss attributable to common shareholders                                                (793)
        Loss attributable to common shareholders per share
        (basic and diluted)                                                                         (.04)

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

5.  IMPAIRMENT AND OTHER NONRECURRING CHARGES

During the fourth quarter of 2000 and the first half of 2001, the U.S. economy experienced a slowdown in manufacturing activity. In particular, several of the industries served by the Company, such as the domestic automotive and heavy truck markets, are currently enduring dramatic reductions in orders. The Company has already felt the impact of this downturn and expects these conditions to continue in the near term. In response to these conditions, management has taken aggressive actions to consolidate existing operations, cut overhead costs and reduce excess capacity. These actions have resulted in the need to write-down the value of certain assets and to recognize various costs anticipated to execute these actions.

At the start of 2001, the Company had two manufacturing operations located in Greenville, Michigan. On March 16, 2001, the Company announced the closing of one of these facilities. The plant closing resulted in the transfer of employees and related production to other Company facilities, including the remaining facility in Greenville and the Company's other facilities located in Western Michigan. Management accrued a nonrecurring pre-tax charge of $1.5 million related to the closing to cover various exit costs ($0.7 million) and anticipated non-cash losses on the sale of the property, plant and certain equipment ($0.8 million) in the first quarter of 2001. At the end of July, 2001, the closing activities were substantially completed. No exit costs were charged against the liability during the second quarter of fiscal 2001. At June 30, 2001, $1.5 of the initial liability for exit costs remains outstanding to cover future anticipated costs. .

During the second quarter of 2001, the Company announced its decision to relocate certain functions previously located in its Technical Center and to outsource the manufacture of tooling. Specifically, these actions included the relocation of engineering, program management and sales personnel to the Company's manufacturing facilities in order to provide integrated support to the manufacturing operations. In addition, many of the tool makers and equipment previously used in the manufacture of tooling have been moved directly into the manufacturing facilities to provide more efficient and cost effective tool maintenance support to the Company's manufacturing operations. The Company will continue to program manage new tooling programs for its customers but will outsource the actual tool manufacturing. Management has accrued a nonrecurring pre-tax charge of $0.9 million related to these actions to cover various exit costs ($0.4 million) and anticipated non-cash losses on the disposition of certain furniture, fixtures and equipment ($0.5 million). At June 30, 2001, no exit costs have been charged against this liability. Other nonrecurring moving costs of approximately $12,000 were incurred and expensed during the second quarter and it is anticipated that $0.1 million of additional moving costs will be incurred during the third quarter.

Given current operating and industry conditions, the Company has performed an analysis of the expected future cashflows related to its manufacturing facilities and determined that an asset impairment charge in the amount of $5.0 million is required to adjust the net carrying value of the assets of one of its facilities, including goodwill, to fair value under the provisions of Statement of Financial Accounting Standards No. 121. This non-cash charge was recorded during the second quarter of 2001.


6.  LONG-TERM DEBT

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

- The banks have provided an additional $1.0 million term loan that will be due in full at maturity of the credit facility on April 30, 2002. This term loan provides immediate additional liquidity and is guaranteed by one of the Company's Directors. A warrant to purchase 225,000 shares of common stock was issued to the Director in consideration for this guarantee.

- The revolving credit limit has been increased from $15.0 million to $17.0 million, subject to an asset-based borrowing calculation. This increase provides up to $2.0 million of additional liquidity depending on inventory and accounts receivable levels.

- All prior covenant violations and default remedies were waived through April 30, 2002, and covenants were reset for the remainder of the term of the credit facility.

On April 17, 2001, the Company also negotiated an amendment to its subordinated credit facility that provides for the following:

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

- All prior covenant violations and default remedies were permanently waived and covenants were reset for the remainder of the term of the credit facility.

At June 30, 2001,the Company was in violation of certain of its revised covenants in its senior credit agreement and was in technical default of the agreement. The senior lenders are negotiating with the Company to remedy these violations. In the event (i) these violations are not remedied, and (ii) the senior lenders elect to accelerate the senior debt, an event of default would exist under the Company's subordinated credit facility and the related subordinated debt would be callable at that time. The Company does not currently anticipate these events occurring.

7.  PREFERRED STOCK

Effective April 6, 2001, the terms of the Company's convertible preferred stock were amended. The dividend rate on the outstanding stock has been reduced to 12% from 14% of the liquidation value and dividends, at the option of the Company, may be paid in either common stock or cash. However, the liquidation value was increased from $8.00 to $10.00 as of April 6, 2001. The rate will increase back to 14% and then 16% if the preferred stock is not redeemed by certain specified dates. In addition, the conversion features of the preferred stock were changed such that it is convertible at the option of the holder at any time, unless previously redeemed, into shares of common stock of the Company at a conversion rate of 3.33 shares of common stock for each share of preferred stock through March 31, 2002, at which time the conversion rate becomes 5 shares of common stock per share of preferred stock, subject to adjustment in certain events. The Company may at any time redeem all or any portion of the convertible preferred stock for $10.00 per share plus all accrued and unpaid dividends thereon. The preferred stock has a mandatory redemption date of March 31, 2003, subject to any existing contractual agreements that may prohibit such redemption. The amended senior credit agreement does not allow, however, for such cash dividend payments prior to April 30, 2002 unless approved by the lenders. As a result of this mandatory redemption provision, the accounting classification of the preferred stock has been changed on the balance sheet and the outstanding preferred stock is no longer reflected in the equity section of the balance sheet but is now reflected as a long-term debt obligation of the Company.

8.  SUBSEQUENT EVENT

Effective August 1, 2001, the Company received funding in the form of a $5.0 million subordinated term note (the "Note"). Proceeds from the Note were used to repay $3.6 million of revolving debt with the remaining $1.4 million to be used for operations. The Note requires monthly payments of principal and interest, at a rate of 8% per annum, beginning November 1, 2001, with a maturity date of May 1, 2002. The Note is secured by certain assets of the Company and is subordinated to t he Company's senior bank debt.

Also effective August 1, 2001, the Company received an additional investment of $1.3 million from one of its directors to be used in the operations of the Company. This investment is intended to be in the form of a subordinated term note with no current payments for interest or principal. As part of this transaction, the Company expects to issue warrants to purchase shares of the Company's common stock with a nominal exercise price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following information should be read in conjunction with the accompanying Condensed Consolidated Financial Statements of the Company and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 30, 2000.

The Company is a full-service custom injection molder, providing program management, design and engineering services, injection molding and post-molding assembly to a diverse base of customers in the automotive, heavy truck, office furniture and consumer goods industries. Clarion's business strategy is to create, through acquisitions and internal growth, one of the largest full-service custom injection molding businesses in the highly fragmented plastic injection-molding industry to serve customers in the Company's target markets.

The Company has completed several key acquisitions during the past two years, including a business combination effective on February 1, 2000, for the assets of Drake Products Corporation, a full-service plastic injection molding firm, and the real properties used by the Drake operations. This business combination was accounted for as a purchase and accordingly, financial data in Management's Discussion and Analysis of Financial Condition and

Results of Operations only include operating results for this company subsequent to the effective acquisition date, which impacts the comparability of results between the periods presented.

RESULTS OF OPERATIONS

The  table  below   summarizes  the   components  of  the  Company's   Condensed
Consolidated Statements of Operations as a percentage of net sales:

                                                   Second Quarter Ended              Year to Date Ended
                                                   --------------------              ------------------
                                              June 30, 2001     July 1, 2000    June 30, 2001    July 1, 2000
                                              -------------     ------------    -------------    ------------
        Net sales                                 100.0%           100.0%           100.0%          100.0%
        Cost of sales                             105.2%            80.1%            99.6%           82.5%
                                              -------------     ------------    -------------    ------------
        Gross profit (loss)                        (5.2%)           19.9%              .4%           17.5%
        Selling, general and
        administrative expenses                    14.0%            11.0%            11.8%           10.2%
        Impairment and other
        nonrecurring charges                       21.4%               -             13.2%              -
                                              -------------     ------------    -------------    ------------
        Operating income (loss)                   (40.6%)            8.9%           (24.6%)           7.3%
        Interest expense                           (9.7%)           (7.3%)           (8.7%)          (6.2%)
        Other income (expense), net                   -              0.1%            (0.2%)           0.2%
                                              -------------     ------------    -------------    ------------
        Income (loss) before
        provision for income taxes                (50.3%)            1.7%           (33.5%)           1.3%
        Provision for income taxes                    -              0.7%             0.4%            0.6%
                                              -------------     ------------    -------------    ------------
             NET INCOME (LOSS)                    (50.3%)            1.0%           (33.9%)           0.7%
                                              =============     ============    =============    ============

Net sales

Net sales of $27.7 million in the second quarter of 2001 were $1.5 million (5.1%) lower than net sales of $29.2 million in the second quarter of 2000. Net sales for the first two quarters of 2001 were $56.5 million, an increase of $2.3 million (4.2%) over net sales of $54.2 million for the same period in the prior year. The second quarter decrease was primarily due to lower OEM automotive sales as a result of the continued economic downturn in the domestic automotive industry as well as lower consumer products sales due to a significant program launch and model changeover with a major customer. The increase for the year to date period is primarily due to the inclusion of sales from Drake for the full 26 weeks and higher volumes at our Montpelier facility due to new program ramp-ups in the heavy truck industry.

Gross profit

Gross profit, as a percentage of 2001 net sales, was negative 5.2% for the second quarter and positive 0.4% for the first two quarters, compared to 19.9% and 17.5% in the corresponding periods of 2000. Gross margin in the second quarter of 2001 was negatively impacted by new product pricing issues, launch costs associated with the consumer products model changeover discussed above, an increase in prices of resin which, in some cases, have not been passed on to customers, lower plant utilization due to reduced sales as discussed above and inventory related charges in the Company's tooling operations. Management expects gross profit to increase as a percentage of sales during the third quarter of 2001 due to efficiencies gained after the launch of the new program noted above, as well as the negotiation of certain price increases effective July 1, 2001.

Impairment and other nonrecurring charges

During the fourth quarter of 2000 and the first half of 2001, the U.S. economy has experienced a slowdown in manufacturing activity. In particular, several of the industries served by the Company, such as the domestic automotive and heavy truck markets, are currently experiencing material reductions in orders. The Company has already felt the impact of this downturn and expects these conditions to continue in the near term. In response to these conditions, management has taken action to consolidate existing operations, cut overhead costs and reduce excess capacity. These actions have resulted in the need to write-down the value of certain assets and to recognize the costs anticipated to execute these actions.

At the start of 2001, the Company had two manufacturing operations located in Greenville, Michigan. On March 16, 2001, the Company announced the closing of one of these facilities. The plant closing resulted in the transfer of employees and related production to other Company facilities, including the remaining facility in Greenville and the Company's other facilities located in Western Michigan. Management accrued a nonrecurring pre-tax charge of $1.5 million related to the closing to cover various exit costs ($0.7 million) and anticipated non-cash losses on the sale of the property, plant and certain equipment ($0.8 million) in the first quarter of 2001. At the end of July, 2001 the closing activities were substantially completed resulting in certain nonrecurring expenses to charged against the liability recorded for exit costs. At the end of the second quarter, no amounts had been recorded against the related liability.

During the second quarter of 2001, the Company announced its decision to relocate certain functions previously located in its Technical Center and to outsource the manufacture of tooling. Specifically, these actions included the relocation of engineering, program management and sales personnel to the Company's manufacturing facilities in order to provide integrated support to the manufacturing operations. In addition, many of the tool makers and equipment previously used in the manufacture of tooling have been moved directly into the manufacturing facilities to provide more efficient and cost effective tool maintenance support to the Company's manufacturing operations. The Company will continue to program manage new tooling programs for its customers but will outsource the actual tool manufacturing. Management has accrued a nonrecurring pre-tax charge of $0.9 million related to these actions to cover various exit costs ($0.4 million) and anticipated non-cash losses on the disposition of certain furniture, fixtures and equipment ($0.5 million). Other nonrecurring moving costs of approximately $12,000 were incurred and expensed during the second quarter and it is anticipated that $0.1 million of additional moving costs will be incurred during the third quarter. At the end of the second quarter, no amounts had been recorded against the related liability.

Under the guidance of FASB Statement No. 121, the Company has performed an analysis of the expected future cashflows related to one of its manufacturing facilities and determined that an asset impairment charge in the amount of $5.0 million is required to properly reflect the current value of the assets, including goodwill, related to this facility. This non-cash charge was recorded during the second quarter of 2001


Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses increased $0.7 million (21.9%) from $3.2 million for the comparable quarter in 2000. SG&A expenses for the first two quarters of 2001 were $6.7 million, an increase of $1.2 million (21.8%) over SG&A expenses for the same period in the prior year. The second quarter SG&A expenses were impacted by one-time charges of $0.8 million charged against accounts receivable reflecting anticipated losses from a customer's pending financial reorganization and certain billings that are being contested by a customer. Excluding the impact of these charges, SG&A expense in the second quarter would have been a decrease of $0.1 million compared to 2000. The increase on a year to date basis was further impacted by the inclusion of the acquired Drake operations for the entire first two quarters of 2001.

Interest expense

Interest expense for the second quarter of 2001 increased $0.6 million (28.6%) to $2.7 million from $2.1 million for the comparable quarter in 2000. Interest expense for the first two quarters of 2001 was $4.9 million, an increase of

$1.6 million (48.4%) over interest expense for the same period in the prior year. The increase in interest expense for the second quarter was primarily due to higher interest rates that became effective with the Third Amendment to the Company's credit agreement, higher outstanding debt balances, and amortization of additional amounts of bank financing fees. Year to date interest expense increased due to financing of the Drake business acquisition four weeks into the first quarter of 2000, the acquisition of Small Parts in July, 2000, and funding of capital expenditures.

Income taxes

The Company's effective income tax rates for all periods presented differed from the applicable statutory rates primarily due to nondeductible goodwill amortization, Michigan Single Business Tax, and fully reserving federal income tax benefits associated with net operating losses. The federal tax benefits, if any, from net operating loss carryforwards will only be recognized as the Company generates taxable income in future periods.

Net loss

The Company recorded a net loss of $13.9 million for the second quarter of 2001 and a net loss of $19.1 million for the first two quarters of 2001 compared to net income of $0.3 million and $0.4 million, in the same periods of 2000, respectively. As discussed above in the impairment and other nonrecurring and selling, general and administrative sections, the results for 2001 include the impact of $6.7 million and $8.2 million of one-time charges for the second quarter and first six months, respectively.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had negative working capital of $46.4 million compared to positive $.8 million at December 30, 2000. The decrease in working capital is mainly attributable to a $37.2 million increase in the current maturities of long-term debt (the Company's senior credit facility matures on April 30, 2002), a net loss $19.1million (which includes depreciation and amortization of $4.0 million and non-cash impairment and other nonrecurring charges of $6.5 million) and capital expenditures of $1.3 million. Additionally, in response to current economic conditions, the Company has successfully reduced accounts receivable and inventory balances.

Investing activities consisted primarily of capital expenditures in the first two quarters of 2001 compared to business acquisitions in the same period of 2000. Capital expenditures totaling $1.3 million in 2001 consisted primarily of new molding equipment and investments in plant automation. During the first quarter of 2000, the Company had capital expenditures of $1.3 million and acquired the Drake operations using $27.3 million of cash. No acquisitions occurred during the first two quarters of 2001.

Financing activities provided $0.1 million of net cash in 2001 as compared to providing $26.0 million in 2000. A significant credit agreement was entered into in th e first quarter of 2000 in connection with the Drake acquisition, which provided amounts for the acquisition and to refinance other revolving credit and term debt agreements. Financing activities also included the use of cash totaling $0.4 million in 2000 for preferred stock dividends. During the first two quarters of 2001, financing activities included repayment of debt, additional borrowing on the line of credit and bank debt, and proceeds of common stock issuances related to the Employees Stock Purchase Plan.

As shown in the Company's most recent annual report Form 10-KSB, the Company incurred significant net losses in each of the past two fiscal years and is highly leveraged. Also, the Company had violated certain covenants of its credit agreement, with respect to which the senior lenders waived until April 30, 2002, the date on which the senior credit facility matures. Finally, the Company has experienced liquidity constraints as noted above and current market conditions in two of the industries the Company serves, heavy truck and automotive, indicate that a decline in overall unit sales for OEMs can be expected in 2001 as compared to 2000. This anticipated decline in OEM sales could result in continued adverse financial conditions that may be experienced throughout the supply chain within these industries, and therefore, could continue to negatively affect our operations in 2001.

In response to debt covenant violations and in anticipation of continued tight liquidity, management negotiated a comprehensive restructuring of our senior and subordinated credit facilities effective April 17, 2001 and of our convertible preferred stock effective April 6, 2001. The details of this restructuring are discussed above.

At June 30, 2001,the Company was in violation of certain of its revised covenants in its senior credit agreement and was in technical default of the agreement. The senior lenders are negotiating with the Company to remedy these violations. In the event (i) these violations are not remedied, and (ii) the senior lenders elect to accelerate the senior debt, an event of default would exist under the Company's subordinated credit facility and the related subordinated debt would be callable at that time. The Company does not currently anticipate these events occurring.

Effective August 1, 2001, the Company received additional funding in the form of a $5.0 million subordinated term note (the "Note"). Proceeds from the Note were used to repay $3.6 million of revolving debt with the remaining $1.4 million to be used for operations. The Note requires monthly payments of principal and interest, at a rate of 8% per annum, beginning November 1, 2001, with a maturity date of May 1, 2002. The Note is secured by certain assets of the Company and is subordinated to the Company's senior bank debt.

Also effective August 1, 2001, the Company received an additional investment of $1.3 million from one of its directors to be used in the operations of the Company. This investment is intended to be in the form of a subordinated term note with no current payments for interest or principal. As part of this transaction, the Company expects to issue warrants to purchase shares of the Company's common stock with a nominal exercise price. There was no expense related to this transaction in the second quarter.

Management believes that the restructuring activities and additional funding discussed above, combined with appropriate operational changes and other activities undertaken, will provide us with sufficient capital resources to meet our needs through the anticipated refinancing of our senior credit facilities in the second quarter of 2002.

Management is aggressively pursuing several operating initiatives to reduce costs and improve future profitability and cash flow. These initiatives include:

  - We have implemented actions to reduce our overhead cost structure and continue to better leverage the purchasing power of consolidated operations with our vendors;

  -  We have reduced production and administrative staff levels;

  - We have reviewed our production programs and have eliminated unprofitable product lines;

  -  We have obtained price increases from selected customers;

  -  We are eliminating excess manufacturing capacity;

  - We have closed one of our manufacturing facilities in Greenville, Michigan, and have moved related production to other existing facilities;

  - We are considering the sale of one additional manufacturing facility and the potential sale-leaseback of some or all of our real estate; and,

  - We have transferred engineering, program management and sales staff to our manufacturing facilities, retaining capabilities and improving synergies while eliminating the overhead cost of the Technical Center.

Management expects challenges to face us and many other companies in the industries in which we are involved with over the coming months. However, aggressive actions are being taken to guide this organization through these challenges and to reduce the organization's cost structure, enabling it to improve its operations and cashflow.

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

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

The statements contained in this document or incorporated by reference that are not historical facts are forward-looking statements within the meaning of the
"safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations or beliefs and are subject to a number of risks and uncertainties. In particular, any statement contained herein regarding the consummation and benefits of future acquisitions and liquidity and capital resources, as well as expectations with respect to future sales, operating efficiencies, and product expansion are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which may cause actual results, performance or achievements to differ materially from those described in the forward looking statements. Factors which may cause actual results to differ materially from those contemplated by the forward-looking statements, include, among other things: overall economic and business conditions; the demand for the Company's goods and services; competitive factors in the industries in which the Company competes; increases in production or material costs that cannot be recouped in product pricing; changes in government regulations; changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate fluctuations and other capital market conditions; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions; and the timing, impact and other uncertainties of future acquisitions. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the second quarter ended June 30, 2001, the Company did not issue any unregistered shares of its Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Refer to Liquidity and Capital Resources Section within Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 and Note 6 to the Condensed Consolidated Financial Statements in Part I, Item 1.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on June 22, 2001, the stockholders of the Company took the following actions:

  1. The holders of the Company's preferred and common stock elected the following six directors for terms of office expiring at the annual meeting of stockholders in the year 2002:

             NAME                          FOR             WITHHOLD

        Harrington Bischof             23,455,118           132,450
        Michael C. Miller              23,247,424           340,234
        Jack D. Rutherford             23,247,993           339,665
        Frederick A. Sotok             23,425,348           162,310
        Frank T. Steck                 23,456,118           131,540
        Craig A. Wierda                23,425,061           162,597

  2. The holders of the Company's preferred and common stock approved a Board of Directors proposal to amend the Company's Certificate of Incorporation to increase the authorized common stock from 40,000,000 shares to 60,000,000 shares, each share with a par value of $.001. 23,324,468 shares were voted in favor of this proposal, while 263,190 shares voted against the proposal or abstained from voting.


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

                                            CLARION TECHNOLOGIES, INC.

Date:  August 20, 2001                     /s/ Mark Copping
                                           Mark Copping, Chief Financial Officer