Form 10-Q
period 2001-09-29
CLARION TECHNOLOGIES INC/DE/
filed 2001-11-13
CIK 835409

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2001

                         Commission file number 0-24690


                           CLARION TECHNOLOGIES, INC.
                (Name of registrant as specified in its charter)


        Delaware                                        91-1407411
 (State of Incorporation)                  (I.R.S. Employer Identification No.)

              38 W. Fulton, Suite 400, Grand Rapids, Michigan 49503
                    (Address of principal executive offices)



Issuer's telephone number:  (616) 233-6680


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No



The number of shares outstanding of registrant's common stock was 23,961,551 as of November 6, 2001.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                                Third Quarter Ended                Year to Date Ended
                                           September 29,     September 30,    September 29,      September 30,
                                               2001               2000            2001               2000
Net sales                                     $ 26,949          $ 31,318         $ 83,474          $ 85,563
Cost of sales                                   26,306            27,738           82,585            72,479
                                           -----------       -----------      -----------       -----------
     Gross profit                                  643             3,580              889            13,084

Selling, general and
administrative expenses                          2,943             3,463            9,629             8,982
Impairment and other nonrecurring charges          123                 -            7,556                 -
                                           -----------       -----------      -----------       -----------
     Operating income (loss)                    (2,423)              117          (16,296)            4,102

Interest expense                                (3,034)           (2,047)          (7,964)           (5,413)
Other income (expense), net                        (47)               17             (145)               93
                                           -----------       -----------      -----------       -----------
Loss before provision for income taxes          (5,504)           (1,913)         (24,405)           (1,218)

Provision for income taxes                           -               175              212               495
                                           -----------       -----------      -----------       -----------
     Net Loss                              $    (5,504)       $   (2,088)      $  (24,617)      $    (1,713)
                                           ============       ==========       ==========       ===========


Net loss                                   $    (5,504)      $    (2,088)      $  (24,617)      $    (1,713)
Preferred stock dividends accrued                 (774)             (554)          (1,793)           (1,650)
                                           -----------       -----------    -------------       -----------
Loss attributable to common
 shareholders                              $    (6,278)       $   (2,642)     $   (26,410)       $   (3,363)
                                          ============       ===========     ============       ===========

Average shares outstanding (basic
and diluted)                                    23,637            22,549           23,572            20,996
                                          ============       ===========    =============       ===========
Loss per share (basic and diluted)        $      (.27)       $     (.12)    $      (1.12)       $     (.16)
                                          ============       ===========    =============       ===========

(  ) Denotes deduction.

See accompanying notes to condensed consolidated financial statements.

                   CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                     September 29, 2001     December 30, 2000
                                                                     ------------------     -----------------
                                                                       (UNAUDITED)                (AUDITED)
        ASSETS
        Current assets:
             Cash and cash equivalents                                    $       931            $    5,252
             Accounts receivable, net                                          13,870                18,643
             Inventories                                                        4,456                 5,375
             Prepaid expenses and other current assets                            156                   549
                                                                          -----------            ----------
                 Total current assets                                          19,413                29,819

        Property, plant and equipment, net                                     45,935                53,626

        Other assets:
             Goodwill, net                                                     25,989                27,341
             Deferred program costs                                             3,075                 2,398
             Deferred financing costs, net                                      1,047                 1,192
             Other                                                                  -                     2
                                                                            ---------            ----------
                                                                             $ 95,459             $ 114,378
                                                                             ========             =========


        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
        Current liabilities:
             Accounts payable                                              $   19,641             $  21,586
             Accrued liabilities and dividends payable                         11,254                 5,817
             Revolving credit and current portion of long-term debt            39,666                 1,580
                                                                           ----------            ----------
                    Total current liabilities                                  70,561                28,983

        Long-term debt, net of current portion                                 31,675                65,924
        Other liabilities                                                         137                   250
                                                                        -------------            ----------
                 Total liabilities                                            102,373                95,157

        Value of common shares subject to redemption                            2,550                 2,550
        Redeemable preferred stock                                             16,472

        Shareholders' equity (deficit):
             Preferred stock                                                        -                15,702
             Common stock                                                          24                    24
             Additional paid-in capital                                        33,581                33,201
             Accumulated deficit                                              (59,541)              (32,256)
                                                                           ----------             ---------
                 Total shareholders' equity (deficit)                         (25,936)               16,671
                                                                           ----------            ----------
                                                                            $  95,459            $  114,378
                                                                            =========            ==========

(  ) Denotes deduction.

See accompanying notes to condensed consolidated financial statements.

                   CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                               Year to Date Ended
                                                                    September 29, 2001   September 30, 2000

        OPERATING ACTIVITIES:
             Net loss                                                     $    (24,617)           $   (1,713)
             Depreciation and amortization                                       6,045                 4,790
             Impairment and other nonrecurring charges                           7,433                     -
             Changes in operating assets and liabilities                         5,970                (6,284)
             Other, net                                                            (19)                    6
                                                                           -----------            ----------
                 Cash used in operating activities                              (5,188)               (3,201)

        INVESTING ACTIVITIES:
             Capital expenditures                                               (1,709)               (3,438)
             Business acquisitions, net of cash acquired                             -               (30,796)
             Other                                                                  14                    38
                                                                           -----------            ----------
                  Cash used in investing activities                             (1,695)              (34,196)

        FINANCING ACTIVITIES:
             Net change in short-term debt                                           -                (3,587)
             Proceeds from long-term borrowings                                  9,300                87,400
             Payment of deferred financing costs                                  (913)                    -
             Repayments of long-term debt                                       (5,909)              (50,430)
             Proceeds from issuance of capital stock                                84                   113
             Preferred stock dividends paid                                          -                (1,521)
                                                                           -----------           -----------
                 Cash provided by financing activities                           2,562                31,975
                                                                           -----------            ----------

        NET DECREASE IN CASH AND CASH EQUIVALENTS                               (4,321)               (5,422)

        CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             5,252                 6,560
                                                                            ----------            ----------

        CASH AND CASH EQUIVALENTS, END OF PERIOD                            $      931            $    1,138
                                                                            ==========            ==========

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

In July 2001, the FASB issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 eliminates the pooling of interests method of accounting for business acquisitions and Statement No. 142 eliminates the amortization of goodwill and requires the Company to evaluate goodwill for impairment on an annual basis. Any impairment of goodwill must be recognized currently as a charge to earnings in the financial statements. The Company will be required to apply the provisions of Statement No. 141 to all business combinations initiated after June 30, 2001 and the provisions of Statement No. 142 to all goodwill and indefinite lived intangible assets beginning with its fiscal year starting December 30, 2001. Application of the nonamortization provisions of Statement No. 142 in fiscal 2002 is expected to reduce intangibles amortization and increase net earnings by approximately $0.7 million ($0.03 per share). During 2002, the Company will perform the initial impairment tests of goodwill and indefinite lived intangible assets as of the beginning of fiscal 2002. The Company has not yet determined what effect these tests will have on its consolidated results of operations or financial position.

The Company has classified checks disbursed but not yet presented for payment as accounts payable. The amounts at September 29, 2001 and December 30, 2000 were $1,391,000 and $573,000 respectively.

2.  INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market. The components of inventories are as follows (in thousands):

                                               September 29,            December 30,
                                                   2001                     2000
                                           ----------------------   ---------------------
Raw materials                                             $3,236                  $3,222
Work in progress                                             394                   1,152
Finished goods                                               826                   1,001
                                           ----------------------   ---------------------
                                                          $4,456                  $5,375
                                           ======================   =====================

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

                                                                                          Year to Date Ended
                                                                                          September 30, 2000
                                                                                          ------------------
        Net sales                                                                              $   89,510
        Net loss attributable to common shareholders                                               (1,785)
        Loss attributable to common shareholders per share
        (basic and diluted)                                                                          (.16)

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

5.  IMPAIRMENT AND OTHER NONRECURRING CHARGES

During the fourth quarter of 2000 and the first three quarters of 2001, the U.S. economy experienced a slowdown in manufacturing activity. In particular, several of the industries served by the Company, such as the domestic automotive and heavy truck markets, are currently enduring dramatic reductions in orders. The Company has already felt the impact of this downturn and expects these conditions to continue in the near term. In response to these conditions, management has taken aggressive actions to consolidate existing operations, cut overhead costs and reduce excess capacity. These actions have resulted in the need to write-down the value of certain assets and to recognize various costs anticipated to execute these actions.

At the start of 2001, the Company had two manufacturing operations located in Greenville, Michigan. On March 16, 2001, the Company announced the closing of one of these facilities. The plant closing resulted in the transfer of employees and related production to other Company facilities, including the remaining facility in Greenville and the Company's other facilities located in Western Michigan. Management accrued a nonrecurring pre-tax charge of $1.5 million related to the closing to cover various exit costs ($0.7 million) and anticipated non-cash losses on the sale of the property, plant and certain equipment ($0.8 million) in the first quarter of 2001. At the end of July, 2001, the closing activities were substantially completed. As of the end of the third quarter, $40,000 of exit cost payments were charged against the related liability.

During the second quarter of 2001, the Company announced its decision to relocate certain functions previously located in its Technical Center and to outsource the manufacture of tooling. Specifically, these actions included the relocation of engineering, program management and sales personnel to the Company's manufacturing facilities in order to provide integrated support to the manufacturing operations. In addition, many of the tool makers and equipment previously used in the manufacture of tooling have been moved directly into the manufacturing facilities to provide more efficient and cost effective tool maintenance support to the Company's manufacturing operations. The Company will continue to program manage new tooling programs for its customers but will outsource the actual tool manufacturing. Management accrued a nonrecurring pre-tax charge of $0.9 million related to these actions to cover various exit costs ($0.4 million) and anticipated non-cash losses on the disposition of certain furniture, fixtures and equipment ($0.5 million) in the second quarter of 2001. At the end of the third quarter, $0.1 million of exit cost payments and $0.5 million of losses on property disposals have been recorded against the related reserves. Other nonrecurring moving costs of approximately $12,000 and $0.1 million were incurred and expensed during the second and third quarters, respectively.

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

At September 29, 2001, the Company was in violation of certain of its revised covenants in its senior credit agreement and was in technical default of the agreement. In the event (i) these violations are not remedied, and (ii) the senior lenders elect to accelerate the senior debt, an event of default would exist under the Company's subordinated credit facility and the related subordinated debt would be callable at that time. The Company does not currently anticipate these events occurring.

Effective August 1, 2001, the Company received funding in the form of a $5.0 million subordinated term note (the "Note"). Proceeds from the Note were used to repay $3.6 million of revolving debt with the remaining $1.4 million used for operations. The Note requires monthly payments of principal and interest, at a rate of 8% per annum, beginning November 1, 2001, with a maturity date of May 1, 2002. The Note is secured by certain assets of the Company and is subordinated to the Company's senior bank debt.

Also effective August 1, 2001, the Company received an additional investment of $1.3 million from one of its directors to be used in the operations of the Company. This investment is intended to be in the form of a short term subordinated term note and as a result is recorded in the current portion of long term debt as of September 29, 2001. As part of this transaction, the Company expects to issue warrants to purchase shares of the Company's common stock with a nominal exercise price.


7.  PREFERRED STOCK

Effective April 6, 2001, the terms of the Company's convertible preferred stock were amended. The dividend rate on the outstanding stock has been reduced to 12% from 14% of the liquidation value and dividends, at the option of the Company, and may be paid in either common stock or cash. The liquidation value was also increased from $8.00 to $10.00. The dividend rate will increase back to 14% and then 16% if the preferred stock is not redeemed by certain specified dates. In addition, the conversion features of the preferred stock were changed such that it is convertible at the option of the holder at any time, unless previously redeemed, into shares of common stock of the Company at a conversion rate of
3.33 shares of common stock for each share of preferred stock through March 31, 2002, at which time the conversion rate becomes 5 shares of common stock per share of preferred stock, subject to adjustment in certain events. The Company may at any time redeem all or any portion of the convertible preferred stock for $10.00 per share plus all accrued and unpaid dividends thereon. The preferred stock has a mandatory redemption date of March 31, 2003, subject to any existing contractual agreements that may prohibit such redemption. The amended senior credit agreement does not allow, however, for such cash dividend payments prior to April 30, 2002 unless approved by the lenders. As a result of this mandatory redemption provision, the outstanding preferred stock is no longer reflected in the equity section of the balance sheet but is now reflected as a long-term obligation of the Company.

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

RESULTS OF OPERATIONS

The  table  below   summarizes  the   components  of  the  Company's   Condensed
Consolidated Statements of Operations as a percentage of net sales:


                                               Third Quarter Ended                Year to Date Ended
                                        September 29,     September 30,    September 29,     September 30,
                                             2001              2000             2001              2000
                                             ----              ----             ----              ----
      Net sales                                  100.0%            100.0%           100.0%            100.0%
      Cost of sales                               97.6%             88.6%            98.9%             84.7%
                                             ----------        ----------       ----------        ----------
           Gross profit (loss)                     2.4%             11.4%             1.1%             15.3%
      Selling, general and
      administrative expenses                     11.4%             11.1%            11.5%             10.5%
      Impairment and other
      nonrecurring charges                           -                 -              9.1%                -
                                             ----------        ----------       ----------        ----------
           Operating income (loss)                (9.0%)             0.3%           (19.5%)             4.8%
      Interest expense                           (11.2%)            (6.5%)           (9.5%)            (6.3%)
      Other income (expense), net                 (0.2%)             0.1%            (0.2%)             0.1%
                                             ----------        ----------       ----------        ----------
      Loss before provision for
      income taxes                               (20.4%)            (6.1%)          (29.2%)            (1.4%)
      Provision for income taxes                      -              0.6%             0.3%              0.6%
                                             ----------        ----------       ----------        ----------
           NET LOSS                              (20.4%)            (6.7%)          (29.5%)            (2.0%)
                                             ==========        ==========       ==========        ==========

Net sales

Net sales of $26.9 million in the third quarter of 2001 were $4.4 million (14.1%) lower than net sales of $31.3 million in the third quarter of 2000. Net sales for the first three quarters of 2001 were $83.5 million, a decrease of $2.1 million (2.5%) over net sales of $85.6 million for the same period in the prior year. The third quarter decrease was primarily due to lower OEM automotive sales as a result of the continued economic downturn in the domestic automotive industry as well as a decrease in tooling sales resulting from the Company's decision in the second quarter to outsource the manufacturing of tooling. The decrease for the year to date period is primarily due to the foregoing as well as lower consumer products sales due to a significant program launch and model changeover with a major customer.

Gross profit

Gross profit, as a percentage of 2001 net sales, was 2.4% for the third quarter and 1.1% for the first three quarters, compared to 11.4% and 15.3% in the corresponding periods of 2000. Gross margin in the third quarter of 2001 was negatively impacted by new product pricing issues, a continued increase in prices of resin which, in some cases, have not been passed on to customers, and lower plant utilization due to reduced sales as discussed above. The decrease for the year to date period is primarily due to the foregoing as well as launch costs associated with the consumer products model changeover.

Impairment and other nonrecurring charges

During the fourth quarter of 2000 and the first three quarters of 2001, the U.S. economy has experienced a slowdown in manufacturing activity. In particular, several of the industries served by the Company, such as the domestic automotive and heavy truck markets, are currently experiencing material reductions in orders. The Company has already felt the impact of this downturn and expects these conditions to continue in the near term. In response to these conditions, management has taken action to consolidate existing operations, cut overhead costs and reduce excess capacity. These actions have resulted in the need to write-down the value of certain assets and to recognize the costs anticipated to execute these actions.

At the start of 2001, the Company had two manufacturing operations located in Greenville, Michigan. On March 16, 2001, the Company announced the closing of one of these facilities. The plant closing resulted in the transfer of employees and related production to other Company facilities, including the remaining facility in Greenville and the Company's other facilities located in Western Michigan. Management accrued a nonrecurring pre-tax charge of $1.5 million related to the closing to cover various exit costs ($0.7 million) and anticipated non-cash losses on the sale of the property, plant and certain equipment ($0.8 million) in the first quarter of 2001. At the end of July, 2001 the closing activities were substantially completed. At the end of the third quarter, $40,000 of exit cost payments had been recorded against the related liability.

During the second quarter of 2001, the Company announced its decision to relocate certain functions previously located in its Technical Center and to outsource the manufacture of tooling. Specifically, these actions included the relocation of engineering, program management and sales personnel to the Company's manufacturing facilities in order to provide integrated support to the manufacturing operations. In addition, many of the tool makers and equipment previously used in the manufacture of tooling have been moved directly into the manufacturing facilities to provide more efficient and cost effective tool maintenance support to the Company's manufacturing operations. The Company will continue to program manage new tooling programs for its customers but will outsource the actual tool manufacturing. Management accrued a nonrecurring pre-tax charge of $0.9 million related to these actions to cover various exit costs ($0.4 million) and anticipated non-cash losses on the disposition of certain furniture, fixtures and equipment ($0.5 million) in the second quarter of 2001. At the end of the third quarter, $0.1 million of exit cost payments and $0.5 million of losses on property disposals have been recorded against the related reserves. Other nonrecurring moving costs of approximately $12,000 and $0.1 million were incurred and expensed during the second and third quarters, respectively.

Under the guidance of FASB Statement No. 121, the Company performed an analysis of the expected future cashflows related to one of its manufacturing facilities and determined that an asset impairment charge in the amount of $5.0 million was required to properly reflect the current value of the assets, including goodwill, related to this facility. This non-cash charge was recorded during the second quarter of 2001.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses decreased $0.4 million (11.4%) from $3.5 million for the comparable quarter in 2000. SG&A expenses for the first three quarters of 2001 were $9.8 million, an increase of $0.8 million (8.9%) over SG&A expenses for the same period in the prior year. The year to date SG&A expenses were impacted by a one-time charge of $0.8 million in the second quarter charged against accounts receivable reflecting anticipated losses from a customer's pending financial reorganization and certain billings that are being contested by a customer. Excluding the impact of these charges, SG&A expense in the first three quarters would have been the same as 2000.

Interest expense

Interest expense for the third quarter of 2001 increased $1.0 million (50.0%) to $3.0 million from $2.0 million for the comparable quarter in 2000. Interest expense for the first three quarters of 2001 was $8.0 million, an increase of $2.6 million (48.1%) over interest expense for the same period in the prior year. The increase in interest expense for the third quarter was primarily due to higher interest rates that became effective with the Third Amendment to the
Company's senior credit facility, higher outstanding debt balances, and amortization of additional amounts of bank financing fees. Year to date interest expense increased as well due to financing of the Drake business acquisition four weeks into the first quarter of 2000, the acquisition of Small Parts in July, 2000, and funding of capital expenditures.

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

Net loss

The Company recorded a net loss of $5.5 million for the third quarter of 2001 and a net loss of $24.6 million for the first three quarters of 2001 compared to a net loss of $2.1 million and $1.7 million, in the same periods of 2000, respectively. As discussed above in the gross profit, impairment and other nonrecurring charges, and selling, general and administrative expenses sections, the results for 2001 include the impact of lower margins due to the impact of the economic slowdown as well as $8.2 million of one-time charges.


LIQUIDITY AND CAPITAL RESOURCES

At September 29, 2001, the Company had negative working capital of $51.1 million compared to positive $0.8 million at December 30, 2000. The decrease in working capital is mainly attributable to a $38.1 million increase in the current maturities of long-term debt (the Company's senior credit facility matures on April 30, 2002), a net loss $24.6 million (which includes depreciation and amortization of $6.0 million and non-cash impairment and other nonrecurring charges of $7.6 million) and capital expenditures of $1.7 million. Additionally, in response to current economic conditions, the Company has successfully reduced accounts receivable and inventory balances.

Investing activities consisted primarily of capital expenditures in the first three quarters of 2001 compared to capital expenditures and business acquisitions in the same period of 2000. Capital expenditures totaling $1.7 million in 2001 consisted primarily of new molding equipment and investments in plant automation. During the first three quarters of 2000, the Company had capital expenditures of $3.4 million and acquired the Drake operations using $27.3 million of cash. No acquisitions occurred during the first three quarters of 2001.

Financing activities provided $2.5 million of net cash in 2001 as compared to providing $32.0 million in 2000. The Company's senior credit facility was entered into in the first quarter of 2000 in connection with the Drake acquisition, which provided amounts for the acquisition and to refinance other revolving credit and term debt agreements. Financing activities also included the use of cash totaling $1.5 million in 2000 for preferred stock dividends. During the first three quarters of 2001, financing activities included repayment of debt, payment of deferred financing costs, additional borrowing on the line of credit and bank debt, and proceeds of common stock issuances related to the Employees Stock Purchase Plan.

Effective August 1, 2001, the Company received additional funding in the form of a $5.0 million subordinated term note (the "Note"). Proceeds from the Note were used to repay $3.6 million of revolving debt with the remaining $1.4 million used for operations. The Note requires monthly payments of principal and interest, at a rate of 8% per annum, beginning November 1, 2001, with a maturity date of May 1, 2002. The Note is secured by certain assets of the Company and is subordinated to the Company's senior bank debt.

Also effective August 1, 2001, the Company received an additional investment of $1.3 million from one of its directors to be used in the operations of the Company. This investment is intended to be in the form of a short term subordinated term note and as a result is recorded in the current portion of long term debt as of September 29, 2001. As part of this transaction, the Company expects to issue warrants to purchase shares of the Company's common stock with a nominal exercise price.

As shown in the Company's most recent annual report Form 10-KSB, the Company incurred significant net losses in each of the past two fiscal years and is highly leveraged. Also, the Company had violated certain covenants of its senior credit facility, which the senior lenders waived until April 30, 2002, the date on which the senior credit facility matures. Finally, the Company has experienced liquidity constraints as noted above and current market conditions in two of the industries the Company serves, heavy truck and automotive, indicate that a decline in overall unit sales for OEMs can be expected in 2001 as compared to 2000. This anticipated decline in OEM sales could result in continued adverse financial conditions that may be experienced throughout the supply chain within these industries, and therefore, could continue to negatively affect our operations through the first half of 2002.

In response to debt covenant violations and in anticipation of continued tight liquidity, management negotiated a comprehensive restructuring of our senior and subordinated credit facilities effective April 17, 2001 and of our convertible preferred stock effective April 6, 2001. The details of this restructuring are discussed in Notes 5 and 6 of the condensed consolidated financial statements.

At September 29, 2001,the Company was in violation of certain of its revised covenants in its senior credit agreement and was in technical default of the agreement. In the event (i) these violations are not remedied, and (ii) the senior lenders elect to accelerate the senior debt, an event of default would exist under the Company's subordinated credit facility and the related subordinated debt would be callable at that time. The Company does not currently anticipate these events occurring.

Management believes that the restructuring activities and additional funding discussed above, combined with appropriate operational changes and other activities undertaken, will provide us with sufficient capital resources to meet our needs through the anticipated refinancing of our senior credit facilities in the second quarter of 2002. Long term viability of the Company is dependent on the successful refinancing of this debt.

Management is aggressively pursuing several operating initiatives to reduce costs and improve future profitability and cash flow. These initiatives include:

o We have implemented actions to reduce our overhead cost structure and continue to better leverage the purchasing power of consolidated operations with our vendors;
o    We have reduced production and administrative staff levels;
o We have reviewed our production programs and have eliminated unprofitable product lines; o We have obtained price increases from selected customers;
o We are eliminating excess manufacturing capacity; o We have closed one of our manufacturing facilities in Greenville, Michigan, and have moved related production to other existing facilities;
o We are considering the sale of one additional manufacturing facility and the potential sale-leaseback of some or all of our real estate; and,
o We have transferred engineering, program management and sales staff to our manufacturing facilities, retaining capabilities and improving synergies while eliminating the overhead cost of the Technical Center.

Management expects challenges to face us and many other companies in the industries in which we are involved with over the coming months. However, aggressive actions are being taken to guide this organization through these challenges and to reduce the organization's cost structure, enabling it to improve its operations and cashflow.

TAX CONSIDERATIONS

The Company has net operating loss ("NOL") carryforwards for tax purposes that are available to offset future taxable income. However, there are federal tax laws that restrict or eliminate NOL carryforwards when certain changes of control occur. A 50% change of control, which is calculated over a rolling three-year period, may cause the Company to lose some or all of its NOL carryforward benefits. Changes in control have occurred as part of the equity transactions completed by the Company in recent years. However, the Company believes that these changes have not reached the 50% level that would eliminate the future cash benefits from utilizing NOL carryforwards. As the Company executes it strategy of growth through acquisitions, there are likely to be more transactions in the future involving private or public sales of equity securities. The Company cannot make any assurances that such transactions will not result in the loss of NOL carryforward benefits in the future due to changes in control.

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

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

The statements contained in this document or incorporated by reference that are not historical facts are forward-looking statements within the meaning of the
"safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations or beliefs and are subject to a number of risks and uncertainties. In particular, any statement contained herein regarding the consummation and benefits of future acquisitions and liquidity and capital resources, as well as expectations with respect to future sales, operating efficiencies, product expansion, and the refinancing of the Company's senior credit facility are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which may cause actual results, performance or achievements to differ materially from those described in the forward looking statements. Factors which may cause actual results to differ materially from those contemplated by the forward-looking statements, include, among other things: overall economic and business conditions; the demand for the Company's goods and services; competitive factors in the industries in which the Company competes; increases in production or material costs that cannot be recouped in product pricing; changes in government regulations; changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate fluctuations and other capital market conditions; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions; the timing, impact and other uncertainties of future acquisitions; and the Company's relationship with its lenders. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the third quarter ended September 29, 2001, the Company did not issue any unregistered shares of its Common Stock.

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

                                    CLARION TECHNOLOGIES, INC.

Date:  November 13, 2001            /s/ Edmund Walsh
                                    Edmund Walsh, Acting Chief Financial Officer