Form 10-K
period 2001-12-29
CLARION TECHNOLOGIES INC/DE/
filed 2002-04-15
CIK 835409

U.S.SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2001

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number 0-24690

CLARION TECHNOLOGIES, INC. (Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	91-1407411 (I.R.S. Employer Identification No.)

38 W. Fulton, Suite 400, Grand Rapids, Michigan (Address of principal executive offices)	49503 (Zip Code)

Registrant's telephone number, including area code: (616) 233-6680

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class Common Stock, $.001 PAR VALUE	Name of Each Exchange or Over-the-Counter Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes  [     ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [     ]

As of April 12, 2002, the aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing sales price for the registrant's common stock, as reported on the OTC Bulletin Board was $6,129,817.

As of April 12, 2002, the number of shares outstanding of registrant's common stock was 43,538,628.

DOCUMENTS INCORPORATED BY REFERENCE

No documents (or parts thereof) are incorporated by reference into this Form 10-K.

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

The statements contained in this document or incorporated by reference that are not historical facts are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on our current expectations or beliefs and are subject to a number of risks and uncertainties. In particular, any statement contained herein regarding the consummation and benefits of future acquisitions, as well as expectations with respect to future sales, operating efficiencies, and product expansion are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from those described in the forward looking statements. Factors which may cause actual results to differ materially from those contemplated by the forward-looking statements, include, among other things: overall economic and business conditions; the demand for our goods and services; competitive factors in the industry in which we compete; increases in production or material costs that cannot be recouped in product pricing; changes in government regulations; changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate fluctuations and other capital market conditions; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions; and the timing, impact and other uncertainties of future acquisitions. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

We are a full-service custom injection molder to the automotive, consumer goods and heavy truck industries.

In 1998, we developed a business strategy that focused on the highly fragmented plastic injection-molding industry with the intent of creating, primarily through acquisitions, a significant full-service custom injection molder to the automotive, heavy truck, and consumer goods industries.

We began to execute our strategy on December 31, 1997, when we acquired Triangle Plastics, Inc., located in Montpelier, Ohio. This unit has been designated as our large-tonnage operation, and in 1999, was moved into a newly constructed $17.3 million, 168,000 square foot facility equipped with injection molding machines that range in size from 950 to 5,000 tons of clamping force. This facility is also located in Montpelier, Ohio.

On April 29, 1999, we acquired Mito Plastics, Inc. ("Mito"), which is located in Jenison, Michigan, a suburb of Grand Rapids. Mito was a full-service product development company providing program management, industrial design, engineering, prototyping and tooling from concept through delivery of complete assemblies.

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

During the fourth quarter of fiscal 2000 and throughout fiscal 2001, the U.S. economy experienced a slowdown in manufacturing activity. In particular, several of the industries that we serve, such as automotive and heavy truck, endured substantial reductions in orders. We have felt the impact of this downturn and expect to continue to feel the impact in the near term. In response to these conditions, we have pursued several operating initiatives to reduce costs and improve future profitability. Specifically, we have reduced our overhead cost structure and improved our efficiency in the use of raw materials and scrap. We also reduced production and administrative staff levels. In addition, management has reviewed our production programs and begun eliminating unprofitable product lines, requesting price increases from selected customers and eliminating excess manufacturing capacity.

On March 16, 2001, we announced the closing of one of our manufacturing facilities in Greenville, Michigan. The plant closing resulted in the transfer of employees and related production to our other facilities. The closing activities were completed at the end of July 2001.

During the second quarter of fiscal 2001, we announced our decision to relocate certain functions previously located in our Technical Center in Jenison, Michigan and to outsource the manufacture of tooling. We relocated our engineering, program management and sales personnel to our manufacturing facilities in order to provide integrated support to our manufacturing operations. In addition, many of our tool makers and equipment previously used in the manufacture of tooling were moved directly into our manufacturing facilities to provide more efficient and cost effective tool maintenance support to our manufacturing operations. We continue to program manage new tooling programs for our customers, but outsource the design and engineering of complex tooling programs as well as the actual tool manufacturing.

On April 10, 2002, we entered into an agreement for the sale of our Montpelier, Ohio, facility. We expect the sale will include all assets associated with that facility, assets that have been used to service the heavy truck market. Proceeds from the sale of the facility will be used to pay senior term debt. We anticipate that the sale will be completed by the end of April 2002.

Beginnning March 2, 2000, our Common Stock was listed on the NASDAQ Small Cap Market under the symbol CLAR. On March 12, 2002, we received a NASDAQ Staff Determination Notice indicating that, as a result of our inability to meet various listing requirements, the NASDAQ Listing Qualifications Panel had determined to delist our securities from the NASDAQ Small Cap Market as of the opening of business on March 13, 2002. As of March 13, 2002, we have been trading on the OTC Bulletin Board under the symbol CLAR.OB.

As shown in the consolidated financial statements, we have incurred significant losses in each of the past three years and are highly leveraged. Currently, we are experiencing liquidity constraints and have a deficit position in working capital and shareholders' equity. We are in technical default under all of our debt agreements. At December 29, 2001, our outstanding senior debt amounted to $33.1 million, and is due on April 30, 2002. Debt owed to a subordinated lender currently outstanding in the amount of $5.0 million is due on May 1, 2002. Furthermore, net sales declined in fiscal 2001 as compared to fiscal 2000, and are expected to decline again in fiscal 2002 as we continue to adjust our operations to reflect current economic conditions.

Our independent auditors have included a going concern explanatory paragraph in their audit report accompanying the December 29, 2001 consolidated financial statements. The paragraph states that we have incurred significant operating losses, are highly leveraged, and have a deficiency in working capital and shareholders' equity. The independent auditors also note that we are experiencing significant liquidity constraints and are in technical default under all of our debt agreements. The independent auditors conclude that these factors raise substantial doubt about the Company's ability to continue as a going concern.

We are pursuing a restructuring with our primary lenders and expect to successfully complete that restructuring, including obtaining relief from impending maturity dates. Additionally, we are experiencing improved profitability and operating results for the first quarter of fiscal 2002 as compared to the same period in fiscal 2001 and are cautiously optimistic that this trend will continue.

Our principal corporate offices are located at 38 W. Fulton, Suite 400, Grand Rapids, Michigan 49503, and our telephone number at these offices is 616-233-6680. During 2000, we changed our fiscal year end to the Saturday nearest the end of December. Our fiscal year previously ended on December 31. References in this document to fiscal 2001, fiscal 2000 and fiscal 1999 refer to our fiscal years ended December 29, 2001, December 30, 2000 and December 31, 1999, respectively.

BUSINESS OF THE ISSUER

General

We are a full-service custom injection molder, providing mold design and engineering services, mold manufacturing, injection molding, and post-molding assembly to a diverse base of customers in the automotive, consumer goods, and heavy truck industries. We produce injection molded plastic products for our customers on a contract basis and do not sell proprietary products to the general marketplace.

Business Strategy

Our business strategy is to grow the business primarily through internal growth that may be complemented by strategic acquisitions. We expect to continue to increase the value added portion of our business, such as post-molding assembly, in both the automotive and consumer goods sectors of our business. We believe that internal growth will be accomplished by expanding sales and increasing throughput in our current injection molding plants.

Business

We manufacture complex, highly engineered thermoplastic parts and provide post-molding secondary services with respect to those parts. Thermoplastic parts are manufactured out of plastic resins that are capable of softening or fusing when heated and hardening again when cooled. We manufacture parts primarily for the following markets:

  Automotive

  Consumer goods

  Heavy truck

If the sale of our Montpelier, Ohio facility is consummated in April 2002, however, we will exit the heavy truck market.

We manufacture only custom parts based on customer specifications and, therefore, are generally the exclusive source of supply for the product being sold to the customer, although customers generally use additional molders for other parts. In addition, we offer value added post-molding secondary services to our customers, including assembly and on-line packaging.

Certain developments in markets served by us have created growth opportunities for suppliers of plastic parts. Efforts to reduce weight, enhance design flexibility and reduce costs have resulted in the substitution of plastic for wood, glass, paper, metal and other materials in numerous applications. In addition, original equipment manufacturers are continuing to outsource not only the manufacture, but the assembly of plastic parts to qualified suppliers. Original equipment manufacturers are consolidating their purchases with larger, integrated component suppliers that possess full-service capabilities for all functions from mold design through post-molding assembly and finishing operations. We believe that our technical expertise with respect to plastic resins and injection molding technology, and our capacity for full service, high-quality response to the needs of customers will enable us to grow as a result of these market dynamics.

Markets and Products

We produce plastic parts for our customers that operate principally in the automotive, consumer goods and heavy truck markets. The following table summarizes each of our markets as a percentage of total sales for the fiscal years stated:

                                                                           % of Sales
                                            Fiscal 2001                 Fiscal 2000                Fiscal 1999

Automotive and Heavy Truck                           52%                        49%                       50%

Consumer Goods                                       41%                        33%                        -

In the automotive market, many of the products that we supply to customers require our value added services such as assembly. The products we produce include automotive interior and exterior trim parts, wheel covers, grills, components of door panels, heavy truck grills and motor baffle covers, office chair components and home appliance parts such as parts for refrigerators. We also provide program management, industrial design, engineering, prototyping and tooling from concept through delivery of complete assemblies.

Operations

We are primarily a company that provides our customers with plastic injection molding, post-molding assembly and finishing operations. Through the outsourcing of certain services, we also provide our customers with complex rapid prototyping, design and engineering services. We also provide certain of these services directly. By outsourcing these services, we can cost effectively provide the ability to produce concept models, appearance models, engineering prototypes and pre-production samples. We believe, therefore, that we provide our customers with full service solutions, including access to modern design and machining equipment, including CAD/CAM systems, translators and plotters, electrical discharge machining equipment and miscellaneous support equipment.

We have five manufacturing facilities that are full service custom injection molding plants with post-molding secondary operations. On April 10, 2002, we entered into an agreement for the sale of our Montpelier, Ohio, facility. We anticipate that this sale will be completed by the end of April 2002. Our current facilities collectively house 159 horizontal injection-molding machines with capacities ranging from 55 tons to 5,000 tons of clamping force. Each machine utilizes a computerized process controller that continuously monitors key process parameters on a real time basis and signals the operator if any parameter falls outside predetermined statistical limits. The injection molding process is supported by automated systems for raw material drying, conveying and regrinding. All of our plants have received TS 16949 certification.

We offer our customers value added post-molding secondary services, including ultrasonic inserting and welding, heat staking, solvent bonding, finishing, machining, assembly and on-line packaging. These important services support the customers' requirements for subassembled components, which provide cost savings and manufacturing efficiencies.

Sales and Marketing

We currently market our services on a regional basis through direct sales activities. We occasionally utilize independent manufacturer's representative organizations. Our strategy is to grow our existing customer base through innovative solutions and value added services. In addition, we intend to continue to develop products for manufacturers in our target industries.

In conjunction with the outsourcing of certain design and engineering services, our engineering staff assists our sales efforts in the design and manufacture of products to customer specifications including: full service design, build and management for the development of tooling, parts and assembly. We believe our "program management" focus promotes our early involvement with customer engineering to enable maximum benefit in product and tooling design to insure superior manufacturing and part quality standards.

Customers

In fiscal 2001, we had two customers (Electrolux and Johnson Controls, Inc.) that accounted in the aggregate for approximately 58% of consolidated net sales. Because of the importance of new vehicle and truck sales by the major automotive and truck manufacturers to our operations, our business is affected by general business conditions in those industries. Our operations are also dependent to a certain degree on the general economic climate in the appliance and other markets in which we sell product. Our customers generally place orders for goods based on their production requirements for the following three to four months, with a non-binding estimate of requirements over six to eight months. Management believes that the relatively long production cycles for our customers make these estimates reliable.

Competition

The national plastic injection-molding industry is highly fragmented and characterized by intense competition. Our actual competitive market, however, is regional due to the significant impact of freight costs. Within the region where we operate, there are many suppliers of plastic injection molded components. We believe that none of our competitors have a dominant position in the market, although some of them have, or may have, greater financial and other resources than we do. We believe that our ability to compete depends primarily upon our customer service, including timely delivery, product quality/durability, competitive pricing and engineering/design capabilities.

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

Working Capital

We do not believe that we or the plastic injection molding industry in general have any special practices or special conditions affecting working capital items that are significant for understanding our business.

Backlog

We have understandings with several of our major customers whereby the customers discuss long-range quantities and sales expectations for periods up to 12 months. Quantity expectations are given to us and once a part is approved for production, we begin production and fully expect that we will continue such production for the life of the product. The customer will typically provide volume indications for the next six to eight weeks with a purchase order for quantities for the next 30 days. While we fully expect that our customers intend to have us provide production for the products for which we have production indications, the customers rarely give irrevocable commitments. Accordingly, due to the close cooperation and collaboration with the customer, we believe that there will be continuing involvement in the production of our customers' products. We do not, however, consider our open orders at any time to be indicative of future business activity.

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

We routinely monitor environmental compliance at our manufacturing facilities. The cost of such compliance has not been significant. We are not currently subject to any environmental proceedings. During fiscal 2001, we did not make any material capital expenditures for environmental control facilities, nor do we anticipate any such expenditures in the near future. Actions by federal, state and local governmental agencies concerning environmental matters could result in laws or regulation that could increase the cost of producing the products manufactured by us or otherwise adversely affect the demand for our products.

We do not have insurance coverage for environmental liabilities and do not anticipate obtaining such coverage in the future.

Employees

As of April 12, 2002, we had approximately 600 full-time employees. None of our employees are represented by a union. We believe that our future success will depend on our ability to continue recruiting, retaining and motivating qualified personnel at all levels within the company. We consider our relations with employees to be good.

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

Research and Development

Our research and development costs during the last three fiscal years have not been significant.

ITEM 2.   DESCRIPTION OF PROPERTY.

The following table provides information regarding our principal facilities at April 12, 2002.

               Location                  Square Footage            Leased/Owned         Description of Use
   Caledonia, Michigan                         86,000                 Leased          Manufacturing
   Greenville, Michigan (2)                   190,000                 Owned           Manufacturing
   Grand Rapids, Michigan                       1,000                 Leased          Executive office
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

On March 16, 2001, we announced the closing of one of our manufacturing facilities in Greenville, Michigan. The facility comprised 136,000 square feet. The plant closing resulted in the transfer of employees and related production to our other facilities. Management recognized a nonrecurring pre-tax charge of $2.0 million related to the closing of this facility to cover various exit costs and anticipated losses on the sale of the property, plant and certain equipment during fiscal 2001. The closing activities were completed at the end of July 2001.

During the second quarter of fiscal 2001, we announced our decision to relocate certain functions previously located in our Technical Center and to outsource the manufacture of tooling. We relocated our engineering, program management and sales personnel to our manufacturing facilities in order to provide integrated support to our manufacturing operations. In addition, many of our tool makers and equipment previously used in the manufacture of tooling were moved directly into our manufacturing facilities to provide more efficient and cost effective tool maintenance support to our manufacturing operations. Management accrued a nonrecurring pre-tax charge of $0.9 million related to these actions to cover various exit costs ($0.4 million) and anticipated non-cash losses on the disposition of certain furniture, fixtures and equipment ($0.5 million) related to this restructuring activity. These restructuring activities were completed by the end of the third quarter of fiscal 2001.

On April 10, 2002, we entered into an agreement for the sale of our Montpelier, Ohio facility. We expect the sale to be completed by the end of April 2002. We expect the sale will include all assets associated with the facility, assets that have been used to service the heavy truck market. Proceeds from the sale of the facility will be used to pay off senior term debt.

ITEM 3.   LEGAL PROCEEDINGS.

We are involved in certain claims and litigation arising in the normal course of business.

We and a director of our Company, Craig Wierda, along with William Beckman, President, David Selvius, Secretary, and Thomas Wallace, Plant Manager, are also defendants in a suit filed by the former owners of Drake for breach of contract related to employment and consulting agreements. We have filed a counter suit to this claim stating that dismissal under the contracts was with cause and results in no remaining liability. Although we believe we have meritorious defenses against the claim, $1.9 million would be due under the contracts through January 2005 if the we are held liable. No amounts have been accrued under the employment and consulting contracts since the date of termination.

We are also a defendant in litigation involving a claim by the lessor of our former Technology Center alleging damages as a result of the early termination of the lease at the facility. We have filed an answer to the claims disputing this liability. If we are found liable in this suit, $1.4 million would be due under the lease based on its contractual terms through June 2008.

In addition to the above matters, we are a party to certain other litigation involving claims alleging damages under various contractual arrangements. We believe that the outcome of these matters will not have a material adverse effect on our consolidated financial position or future results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the holders or our securities during the fourth quarter of 2001.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Beginning March 2, 2000, our Common Stock was listed on the NASDAQ Small Cap Market under the symbol CLAR. On March 12, 2002, we received a NASDAQ Staff Determination Notice indicating that, as a result of our inability to meet various listing requirements, the NASDAQ Listing Qualifications Panel had determined to delist our securities from the NASDAQ Small Cap Market as of the opening of business on March 13, 2002. As of March 13, 2002, we have been trading on the OTC Bulletin Board under the symbol CLAR.OB.

We consider our Common Stock to be thinly traded, therefore, any reported bid or sale price may not reflect a true market-based valuation. The following table sets forth the range of high and low bid prices for our common stock for the periods indicated:

                                               High                    Low
     Fiscal 2000
          First Quarter                       7.125                   4.000
          Second Quarter                      4.938                   3.406
          Third Quarter                       4.125                   2.875
          Fourth Quarter                      3.875                   1.063

     Fiscal 2001
          First Quarter                       3.125                   1.500
          Second Quarter                      1.750                   0.980
          Third Quarter                       1.410                   0.460
          Fourth Quarter                      0.650                   0.250

The foregoing quotations represent inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our Senior Credit Agreement and our senior subordinated loan agreement both prohibit the payment of dividends on our common stock.

As of April 12, 2002, we have issued and have outstanding 1,950,250 shares of convertible preferred stock. Dividends accrue at the rate of 12.0% per annum on the convertible preferred and are cumulative. In fiscal 2001, no dividends were paid. As of December 29, 2001, we had declared and accrued $3.0 million of dividends on the convertible preferred. The dividend rate will increase to 14.0% and then 16.0% if the preferred stock is not redeemed by March 31, 2003 and March 31, 2004, respectively. The dividend is payable in either cash or common stock, at our option; however, our amended Senior Credit Agreement precludes any dividend payments of any kind through April 30, 2002, unless approved by our senior debt lenders. The preferred stock has a mandatory redemption date of March 31, 2003, subject to any existing contractual agreements that may prohibit such redemption. Our credit facilities currently prohibit such a redemption.

As of April 12, 2002, the number of stockholders of record of Common Stock was approximately 500.

During the fiscal year ended December 29, 2001, we sold unregistered shares of our Common Stock in the following transactions:

On April 20, we issued stock warrants with incremental vesting for the purchase of a maximum of 1,000,000 shares of Common Stock as consideration for the personal guarantee of $1.0 million of debt issued in connection with the Third Amendment to our Senior Credit Agreement. The warrants became exercisable with respect to 225,000 shares on June 30, 2001 and with respect to an additional 225,000 shares on October 20, 2001. If the guaranteed debt is not paid in full by May 1, 2002, the warrants will become exercisable with respect to an additional 550,000 shares. The exercise price is $0.0001 per share and the expiration date is July 21, 2010. The warrants were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, and there were no underwriters involved in the transaction. These warrants were exercised on March 18, 2002, with respect to 450,000 shares of Common Stock.

On April 20, we issued stock warrants for the purchase of 3,000,000 shares of Common Stock as consideration for the investment of $3.0 million of debt issued in connection with the Third Amendment to our Senior Credit Agreement. The warrants became exercisable on June 30, 2001, and have an expiration date of July 21, 2010. The exercise price is $0.0001 per share. The warrants were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, and there were no underwriters involved in the transaction. These warrants were exercised on September 19, 2002 with respect to 300,000 shares of Common Stock, on January 11, 2002 with respect to 2,000,000 shares of Common Stock, and on March 18, 2002 with respect to 600,000 shares of Common Stock.

On June 5, we issued 12,500 shares of Common Stock in connection with certain public relations activities. No consideration was received for the securities, which were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

On July 5, we issued 10,000 shares of Common Stock to a manager in connection for services rendered. No consideration was received for these securities, which were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

On July 9, we issued 1,500 shares of Common Stock in connection with certain public relations activities. No consideration was received for the securities, which were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

On August 8, we issued 41,625 shares of Common Stock in connection with the conversion of 12,500 shares of preferred stock. No consideration was received for the securities, which were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

On August 9, we issued 1,500 shares of Common Stock in connection with certain public relations activities. No consideration was received for the securities, which were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

On September 6, we issued 1,500 shares of Common Stock in connection with certain public relations activities. No consideration was received for the securities, which were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

On October 30, we issued 1,500 shares of Common Stock in connection with certain public relations activities. No consideration was received for the securities, which were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

On November 28, we issued 1,500 shares of Common Stock in connection with certain public relations activities. No consideration was received for the securities, which were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

On December 6 we issued stock warrants for the purchase of 17,000,000 shares of Common Stock as consideration for the investment of $3.4 million of debt issued in connection with the Fourth Amendment to our Senior Credit Agreement. The warrants were immediately exercisable and have an expiration date of December 6, 2011. The exercise price is $0.0001 per share. The warrants were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, and there were no underwriters involved in the transaction. These warrants were exercised on January 11, 2002 with respect to 16,000,000 shares of Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

The following table provides selected historical consolidated financial information of Clarion Technologies, Inc. The historical information of Clarion Technologies, Inc. was derived from our audited consolidated financial statements for and as of the four fiscal years ended December 31, 1998 through December 29, 2001.

                                                                      Fiscal Year Ended
                                               2001                2000               1999              1998(A)
Operating Statement Data:
  Net sales                                   $105,634,000        $117,374,000        $28,059,000          $9,966,000
  Gross profit                                     909,000          13,066,000            920,000             742,000
  Selling, general
   and administrative expenses                  10,869,000          11,958,000         13,685,000           5,117,000
  Impairment and other nonrecurring
   charges (B)                                  13,940,000           2,299,000                  -                   -
  Interest expense (net)                      (10,901,000)         (7,894,000)          (929,000)           (256,000)
  Net loss                                    (35,143,000)         (9,536,000)       (14,372,000)         (4,578,000)
  Weighted average shares
   outstanding                                  23,667,418          21,625,351         16,930,770           8,662,711
  Net loss per share, basic and
   diluted                                          (1.65)              (0.54)             (0.88)              (0.53)

Financial Statistics:
  Total assets                                 $85,190,000        $114,378,000        $60,314,000         $19,170,000
  Property, plant and equipment, net            37,850,000          53,626,000         33,594,000          10,704,000
  Working capital (deficit)                   (84,066,000)             836,000          5,731,000         (3,207,000)
  Long-term debt, including current
    portion                                     72,844,000          67,504,000         23,667,000           1,289,000
  Common shares subject to
    redemption                                   2,550,000           2,550,000          2,550,000                   -
  Redeemable preferred stock                    16,941,000                   -                  -                   -
  Shareholder's equity (deficit)              (36,618,000)          16,671,000         18,993,000           7,824,000

Financial Ratios:
  Net loss as a percent net of sales              (33.27%)             (8.12%)           (51.22%)            (45.94%)
  Current ratio                                       0.18                1.03               1.39                0.69

Other Data:
  Property and equipment additions               2,037,000           7,892,000         14,003,000           2,950,000
  Preferred stock dividends declared             2,483,000           2,204,000            571,000                   -

(A)  Represents historical consolidated financial information for the period during which we were in operation,
     October  1998 through December  1998.
(B)  See Note 10 to the Consolidated Financial Statements.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

OVERVIEW

This Management's Discussion and Analysis should be read in conjunction with our Consolidated Financial Statements, Notes to Consolidated Financial Statements, and the Cautionary Statement for Forward-Looking Information included elsewhere in this annual report.

We are a full-service custom injection molder, providing services to a diverse base of customers in the automotive, consumer goods and heavy truck industries.

We grew rapidly during fiscal 1999 and 2000 through several acquisitions. This growth has had a significant impact on our results of operations and is an important factor in explaining the changes in operations between 2001 and 1999.

On July 21, 2000, we acquired the net working capital of Small Parts - NAPCO, L.L.C. ("Small Parts"), a manufacturer of plastic injection molded parts. The cash purchase price, including transaction related costs, was $3.5 million. We did not acquire any equipment or real estate in this transaction and transferred the Small Parts business to our existing operating locations.

On February 1, 2000, we acquired substantially all of the assets of Drake Products Corporation ("Drake"), a full-service plastic injection-molding firm with locations in Greenville, Michigan, and Anderson, South Carolina. Consideration issued in the transaction included 2,000,000 shares of Clarion common stock with a fair value of $3.8 million, cash in the amount of $25.6 million and the issuance of two subordinated promissory notes totaling $5.1 million. In related transactions, we acquired the real property used by Drake for $2.6 million in cash and the issuance of a $1.0 million promissory note.

Both the Small Parts and Drake transactions were recorded as purchases, and accordingly, fiscal 2000 results include operations of Small Parts and Drake since their respective dates of acquisition.

In fiscal 1999, we entered into two business combinations that were accounted for as poolings of interests. In April, we acquired Mito Plastics, Inc. a full-service product development company providing program management, industrial design, engineering, prototyping and tooling services, by exchanging 310,000 shares of our common stock. In August, we acquired Wamar Tool & Machine Co., a fully equipped mold making and mold repair firm that serves the plastic injection molding industry, in exchange for 200,000 shares of our common stock. These acquisitions were reported as though the companies were combined with us as of the beginning of fiscal 1999.

We made two other acquisitions in fiscal 1999 that were accounted for under the purchase method of accounting. In August, we acquired Wamar Products, Inc. ("Wamar Products"), a plastic injection molder and assembler of plastic component and finished products, for $7.0 million in cash and 200,000 shares of our common stock with a fair value of $0.8 million. In September, we acquired Double J Molding, Inc. ("Double J"), a tier two automotive supplier of plastic injection molded parts, for 850,000 shares of our common stock with a fair value of $3.4 million. In a related transaction, we also acquired the Double J real estate for $2.0 million in cash and assumed $1.3 million of debt on the property. Accordingly, fiscal 1999 results include the operations of Wamar Products and Double J since their respective dates of acquisition.

Beginning in the fourth quarter of fiscal 2000 and continuing through fiscal 2001, in response to the economic downturn, we pursued several operating initiatives to reduce costs and improve future profitability. Specifically, we have reduced our overhead cost structure and improved our efficiency in the use of raw material and scrap. We also reduced production and administrative staff levels. In addition, management reviewed our production programs and began eliminating unprofitable product lines, requesting price increases from selected customers and eliminating excess manufacturing capacity.

On March 16, 2001, we announced the closing of one of our manufacturing facilities in Greenville, Michigan. The plant closing resulted in the transfer of employees and related production to our other facilities. The closing activities were completed at the end of July 2001.

During the second quarter of fiscal 2001, we announced our decision to relocate certain functions previously located in our Technical Center and to outsource the manufacture of tooling. We relocated our engineering, program management and sales personnel to our manufacturing facilities in order to provide integrated support to our manufacturing operations. In addition, many of our tool makers and equipment previously used in the manufacture of tooling were moved directly into our manufacturing facilities to provide more efficient and cost effective tool maintenance support to our manufacturing operations. We continue to program manage new tooling programs for our customers but outsource the design and engineering of complex tooling programs as well as the actual tool manufacturing.

On April 10, 2002, we entered into an agreement for the sale of our Montpelier, Ohio facility. We expect the sale to be completed by the end of April 2002. We expect the sale will include all assets associated with the facility. Proceeds from the sale of the facility will be used to pay off senior term debt.

We have incurred significant operating losses over the last three fiscal years, are highly leveraged, and have a deficiency in working capital and shareholders' equity. We are experiencing significant liquidity restraints and are in technical default under all of our debt agreements. The details of these circumstances are discussed below. We are negotiating concessions with our lenders and expect to be successful. In addition, we are experiencing improved profitability and operating results for the first quarter of fiscal 2002 as compared to the same period in fiscal 2001 and are cautiously optimistic that this trend will continue.

RESULTS OF OPERATIONS

The table below outlines the components of our Consolidated Statement of Operations as a percentage of net sales:

                                                  Fiscal year ended       Fiscal year ended        Fiscal year ended
                                                  December 29, 2001       December 30, 2000        December 31, 1999
                                                 --------------------    ---------------------    ---------------------
Net sales                                              100.0%                  100.0%                   100.0%
Cost of sales                                           99.1%                   88.9%                    96.7%
                                                       ------                  ------                   ------
     Gross profit                                        0.9%                   11.1%                     3.3%
Selling, general and administrative expenses            10.3%                   10.2%                    48.8%
Impairment and other nonrecurring charges               13.2%                    1.9%                        -
                                                       ------                  ------                   ------
     Operating income (loss)                           (22.6%)                  (1.0%)                  (45.5%)
Other income (expense)                                 (10.5%)                  (6.7%)                   (5.3%)
                                                       ------                  ------                   ------
      Loss before income taxes                         (33.1%)                  (7.7%)                  (50.8%)
Provision for income taxes                                .2%                     .4%                      .4%
                                                       ------                  ------                   ------
     Net loss                                          (33.3%)                  (8.1%)                  (51.2%)
                                                       ======                  ======                   ======

Net Sales

Net sales for fiscal 2001 were $105.6 million, a decrease of $11.8 million, or 10.1%, over net sales of $117.4 million for fiscal 2000. The decrease was primarily due to lower OEM automotive sales as a result of the continued economic downturn in the domestic automotive industry, a decrease in tooling sales resulting from our decision in the second quarter to outsource the manufacturing of tooling, and lower consumer products sales due to a significant program launch and model changeover with a major customer.

Net sales for fiscal 2000 were $117.4 million, an increase of $89.3 million, or 317.8%, over net sales of $28.1 million for fiscal 1999. The increase is primarily the result of additional volumes associated with the Small Parts and Drake acquisitions that occurred in 2000 and a full year of operations for the Wamar and Double J businesses acquired in fiscal 1999. Additionally, we experienced increased sales in our mold manufacturing business during fiscal 2000.

Gross Profit

Gross profit as a percentage of net sales in fiscal 2001 was 0.9% compared to 11.1% in fiscal 2000. The decreased gross profit was attributable to lower margins on our consumer product sales. New product launch activity with a major customer was significant in fiscal 2001, and it negatively impacted gross margins due to initial start-up costs associated with the new product launch. Decreased gross profit was also attributable to lower margins on our automotive sales. We experienced automotive product price reductions that are indicative of the industry and the injection molding market. Our plant capacity is currently under-utilized and, as a result, profit is affected significantly by fixed overhead charges that are not covered by production volumes.

Gross profit as a percentage of net sales in fiscal 2000 was 11.1% compared to 3.3% in fiscal 1999. The increased gross profit was primarily attributable to margins generated by the Drake operations acquired in February 2000 and the Wamar and Double J operations acquired in the third quarter of fiscal 1999. Partially offsetting this increase in gross profit percentage in fiscal 2000 was the lower than anticipated gross margin achieved by the Small Parts operation and lower than anticipated gross margins generated by our Montpelier facility.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased from $12.0 million in fiscal 2000 to $10.9 million in fiscal 2001. The $1.1 million (9.2%) decrease is attributable to an effort to control costs and continued elimination of administrative positions that resulted in selling, general and administrative expenses as well as other restructuring activities completed in fiscal 2001.

Selling, general and administrative expenses declined from $13.7 million in fiscal 1999 to $12.0 million in fiscal 2000. As a percentage of sales, expenses decreased from 48.8% in fiscal 1999 to 10.2% of net sales in fiscal 2000. During fiscal 1999, we were building infrastructure in anticipation of volumes that were achieved in fiscal 2000. During this growth phase, we incurred additional costs as corporate staffs were consolidated. In fiscal 2000, we were successful in leveraging this consolidation across our operating units, including the Drake operations acquired in February 2000. Additionally, redundant administrative positions were eliminated that favorably affected selling, general and administrative expenses in fiscal 2000.

Impairment and Other Nonrecurring Charges

During the fourth quarter of fiscal 2000 and throughout fiscal 2001, the U.S. economy experienced a slowdown in manufacturing activity. In particular, several of the industries served by the Company, such as the domestic automotive and heavy truck markets, endured dramatic reductions in orders. In response to these conditions, management took aggressive actions to consolidate existing operations, cut overhead costs and reduce excess capacity. These actions have resulted in the need to write down the value of certain assets and to recognize various costs anticipated to execute these actions.

On March 16, 2001, the Company announced the closing of one of its facilities in Greenville, Michigan. The plant closing resulted in the transfer of employees and related production to other Company facilities located in Western Michigan. Management accrued a nonrecurring pre-tax charge of $2.0 million related to the closing to cover various exit costs ($0.5 million) and anticipated non-cash losses on the sale of the property, plant, and certain equipment ($1.5 million) during fiscal 2001. At the end of July 2001, the closing activities were substantially completed.

During the second quarter of fiscal 2001, the Company announced its decision to relocate certain functions previously located in its Technical Center and to outsource the manufacture of tooling. Specifically, these actions included the relocation of engineering, program management, and sales personnel to the Company's manufacturing facilities in order to provide integrated support to the manufacturing operations. In addition, many of the tool makers and equipment previously used in the manufacture of tooling were moved directly into the manufacturing facilities. The Company continues to manage new tooling programs for its customers, but outsources the actual tool manufacturing as well as complex design and engineering programs. Management accrued a nonrecurring pre-tax charge of $0.9 million related to these actions to cover various exit costs ($0.4 million) and anticipated non-cash losses on the disposition of certain furniture, fixtures, and equipment ($0.5 million). These relocation activities were completed by the end of the third quarter of fiscal 2001.

During fiscal 2001, $0.2 million of exit costs were charged against the initial liabilities with the aforementioned restructuring activities. In addition, $0.5 million of the anticipated losses on the disposal of property, plant, and equipment were incurred during fiscal 2001.

The Company performed an analysis of the expected undiscounted future cash flows related to its manufacturing facilities and determined that an asset impairment charge in the amount of $11.0 million in fiscal 2001 and $2.3 million in fiscal 2000 was required to adjust the net carrying value of long-lived assets, including goodwill, associated with certain of its manufacturing facilities to fair value under the provisions of SFAS No. 121.

Other Income (Expense)

Other expense increased $3.1 (39.2%) million to $11.0 million in fiscal 2001 from $7.9 million in fiscal 2000. The increase is primarily due to increased interest expense as a result of higher outstanding debt balances and the amortization of additional amounts of bank financing fees incurred in connection with amended credit agreements in fiscal 2001 as compared to fiscal 2000.

Other expense increased $6.4 million to $7.9 million in fiscal 2000 compared to $1.5 million in fiscal 1999. Substantially all of this increase is attributed to interest expense. Interest expense increased $7.0 million to $8.0 million in fiscal 2000 compared to $1.0 million in fiscal 1999. This increase is due primarily to higher debt levels and the amortization of deferred financing fees paid in connection with financing activities. Outstanding long-term debt increased to $67.5 million at the end of fiscal 2000 compared to $23.7 million at the end of fiscal 1999.

Income Taxes

Our fiscal 2001, 2000 and 1999 effective income tax rates differed from the federal statutory rate primarily due to nondeductible goodwill amortization, the effect of Michigan Single Business Tax, and fully reserving the future federal income tax benefits associated with net deferred income tax assets, which are comprised primarily of net operating loss carryforwards. The income tax benefits associated with these net operating loss carryforwards are currently not reasonably assured until we sustain profitable operations and certain change in control considerations are resolved.

Net Loss

The Company recorded a net loss of $35.1 million in fiscal 2001 compared to a net loss of $9.5 million in fiscal 2000. Net loss attributable to common shareholders, after considering preferred stock dividend requirements and accretion of preferred stock to mandatory redemption value, was $39.0 million ($1.65 per share) in 2001 as compared to $11.7 million ($0.54 per share) in 2000. As discussed above, the results for fiscal 2001 were affected by lower margins due to the economic slowdown and higher interest expense, as well as $13.9 million of one-time impairment and other nonrecurring charges.

Net loss in 2000 decreased to $9.5 million as compared to $14.4 million, in 1999. After considering preferred stock dividend requirements, the net loss attributable to common shareholders was $11.7 million ($0.54 per share) in 2000 as compared to $14.9 million ($0.88 per share) in 1999. The lower loss in 2000 is the result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As shown in the consolidated financial statements, we have incurred significant losses in each of the past three years and are highly leveraged. At December 29, 2001, and currently, we were and are experiencing liquidity constraints and have a deficit position in working capital and shareholders' equity. We are in technical default under all of our debt agreements. At December 29, 2001, our outstanding senior debt anounted to $33.1 million, and is due on April 30, 2002. In addition, an unsecured note in the principal amount of $5.0 million is due to a customer on May 1, 2002. Furthermore, net sales declined in fiscal 2001 as compared to fiscal 2000, and are expected to decline again in fiscal 2002 as we continue to adjust our operations to reflect current economic conditions.

Our sources of ongoing liquidity include cash flows of our operations, cash available from our existing credit lines, potential debt and equity investments, and sales of our non-core assets. Consequently, we are aggressively pursuing additional debt and equity financings, restructuring our existing debt obligations, continuing to reduce our operating expenses, and are structuring our overall operations and resources around high margin products and services.

Our existing, primary credit has been provided by several lenders. Our senior secured debt outstanding in the amount of $33.1 million has been provided by a consortium of national banks. Our senior subordinated secured debt outstanding in the principal amount of $36.4 million has been provided by a mezzanine lender, one of our directors, and two of our employees. Subordinated debt in the amount of $5.0 million has been provided by a customer. We also have seller notes payable in the amount of $3.1 million to the sellers in the Drake acquisition and preferred stock with a mandatory redemption value of $19.5 million.

During fiscal 2001, we restructured our senior and subordinated debt twice to gain covenant default waivers and modified payment schedules, including deferred interest. Our senior lenders also provided us with an additional $1.0 million term loan that is due in full at maturity of the Senior Credit Facility on April 30, 2002. The loan is guaranteed by Craig Wierda, one of our directors, in consideration for Common Stock Warrants for a maximum of 1,000,000 shares of Common Stock. Also during fiscal 2001, investors infused $11.4 million of additional subordinated debt into the Company to support ongoing operations. Of that $11.4 million, our senior subordinated lender infused $3.0 million; Craig Wierda, a director infused $2.9 million; William Beckman, our President, infused $0.2 million; and Thomas Wallace, one of our Plant Managers, infused $0.3 million. These investors received notes and warrants for their investments. A customer infused $5.0 million and received a note in return. Each transaction was closed with arm's length terms. In addition, beginning in fiscal 2001, subordinated debt holders and preferred shareholders agreed to defer interest and any dividend payments through the maturity date of the senior debt, unless approved by the related banks. We are presently negotiating with our senior lenders and subordinated lenders to restructuring our existing debt, including to have all prior defaults waived and to extend the due dates of the senior and subordinated debt. We expect these negotiations to be successful.

We are also aggressively pursuing several operating initiatives to reduce costs and improve future profitability. We have reduced our overhead cost structure and improved our efficiency in the use of raw materials and scrap. Since November 2000, we have also reduced production and administrative staff levels. In addition, management has reviewed our current production programs and begun eliminating unprofitable product lines, requesting price increases from selected customers and eliminating excess manufacturing capacity.

On March 16, 2001, we announced the closing of one of our manufacturing facilities in Greenville, Michigan. The plant closing resulted in the transfer of employees and related production to our other facilities. The closing activities were completed at the end of July 2001. During the second quarter of fiscal 2001, we announced our decision to relocate certain functions previously located in our Technical Center in Jenison, Michigan and to outsource the manufacture of tooling as well as certain design and engineering services. On April 10, 2002, we entered into an agreement for the sale of our Montpelier, Ohio, facility. The sale will include all assets associated with that facility, assets that have been used to service the heavy truck market. Proceeds from the sale of the facility will be used to pay senior term debt. We anticipate that the sale will be completed by the end of April 2002.

We are experiencing improved profitability and operating results for the first quarter of fiscal 2002 as compared to the same period in fiscal 2001 and are cautiously optimistic that this trend will continue. The initiatives outlined above are expected to generate cash for future working capital needs and debt service, and will reduce ongoing operating expenses. However, we face challenges in securing additional capital that must be addressed to sustain our operations over the foreseeable future.

At December 29, 2001, we had negative working capital of $84.1 million as compared to positive $0.8 million at December 30, 2000. Although we have been able to reduce accounts receivable and inventories by $5.7 million and $2.0 million, respectively, at the end of fiscal 2001 versus fiscal 2000, working capital has been negatively affected by the current maturities of long-term debt that result from classifications caused by technical defaults under the related credit agreements, and working capital has been negatively affected because accrued interest and dividends have increased by $12.2 million between fiscal 2001 and 2000. Cash balances have also declined to $1.0 million at December 29, 2001 as compared to $5.3 million at December 30, 2000. Net cash used in operations was $7.4 million in fiscal 2001 versus $2.3 million in fiscal 2000.

Investing activities in fiscal 2001 consisted primarily of capital expenditures and business acquisitions. Capital expenditures totaling $2.0 million in fiscal 2001 consisted primarily of new molding equipment and investments in plant automation. During fiscal 2000, we had capital expenditures of $7.9 million and acquired the Drake operations using $28.2 million of cash. No acquisitions occurred during fiscal 2001.

Financing activities provided $4.7 million of net cash in fiscal 2001 as compared to providing $40.6 million in fiscal 2000. Our Senior Credit Agreement was entered into in the first quarter of 2000 in connection with the Drake acquisition and provided amounts for the acquisition and to refinance other revolving credit and term debt agreements. Financing activities also included the use of cash totaling $2.1 million in fiscal 2000 for preferred stock dividends. During fiscal 2001, financing activities primarily included repayment of revolving credit debt, payment of deferred financing costs and additional subordinated debt borrowings.

We have outstanding preferred stock that has a mandatory redemption value of $19.5 million on March 31, 2003, subject, however, to any contractual agreements that may prohibit such redemption. This preferred stock has a cumulative dividend rate of 12.0% that increases to 14.0% and then to 16.0% if the preferred stock is not redeemed by March 31, 2003 and March 31, 2004, respectively. Based on the current terms of our amended Senior Credit Agreement, dividends of any kind on preferred stock are prohibited through April 30, 2002, unless approved by the senior lenders. We accrued $3.0 million of preferred stock dividends that remained unpaid at December 29, 2001.

As stated above, we are presently in technical default under all of our debt agreements and are pursuing a restructuring with our primary lenders that we expect to be successful. As a result of the defaults, all of our debt has been classified as current in the consolidated balance sheet at December 29, 2001.

Our primary cash requirements are for ongoing operating costs, working capital needs, capital expenditures and debt service obligations. We believe that the amendments that we are negotiating with our lenders and other related parties will improve our liquidity position; however, operating cash flows must also improve to enhance our cash position. Our independent auditors have included a going concern explanatory paragraph in their audit report accompanying the December 29, 2001 consolidated financial statements. The paragraph states that we have incurred significant operating losses, are highly leveraged, and have a deficiency in working capital and shareholders' equity. The auditors also note that we are experiencing significant liquidity constraints and are in technical default under all of our debt agreements. The auditors conclude that these factors raise substantial doubt about the Company's ability to continue as a going concern.

Critical Accounting Policies.

Our significant accounting policies are described in Note 1 to the consolidated financial statements. The policies described below represent those that are broadly applicable to our operating units and involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related amounts.

Revenue Recognition.

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended. Accordingly, revenue is recognized based on the terms of the customer purchase order that indicates when title to the product and risk of ownership passes to the customer. Tooling revenue is recognized when the tool has been completed or certified in accordance with purchase order specifications and has been tendered for delivery to the customer. Sales are shown net of returns, which have not historically been significant.

Inventories.

Estimated inventory allowances for slow-moving and obsolete inventories are based on current assessments of future demands, market conditions and related management initiatives. If market conditions or customer requirements change and are less favorable than those projected by management, additional inventory allowances may be required.

Impairment of Goodwill and Other Long-Lived Assets.

We currently evaluate the recoverability of long-lived assets, including goodwill, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This analysis estimates the undiscounted cash flows associated with these assets over their remaining lives and compares it to their net carrying value of the assets. If the sum of expected future cash flows is less than the net carrying value of the assets, an impairment loss is recognized for the excess of the net carrying value over estimated fair value.

The estimate of future undiscounted cash flows is subjective and requires certain assumptions related to future events that are not assured. If actual future events unfavorably deviate from these assumptions, additional impairment losses may be apparent. In addition, the fair values of the related assets can change over time and affect the impairment analysis.

New rules related to the measurement of the impairment of goodwill and other indefinite-lived intangible assets, under SFAS No. 142, Goodwill and Other Intangible Assets, become applicable to us in fiscal 2002. It is possible that these new rules may result in additional impairment charges related to goodwill beyond what has been recognized under SFAS No. 121 through the end of fiscal 2001.

Deferred Program Costs.

We defer certain costs incurred in connection with various long-term supplier contracts to ready related tooling and equipment for production. These costs are recouped through the price charged for the products and are recognized over the production period. If customers reduce future production requirements, these deferred program costs would be amortized over fewer units or perhaps written off entirely if the related program was cancelled.

Accruals for Loss Contingencies.

From time to time, we must evaluate accruals for loss contingencies based on its assessment of the probable outcome of such matters. These contingencies generally involve settlement of litigation and other contractual matters. Our evaluation of these matters is subjective and requires estimation after consideration of the pertinent facts and circumstances. To the extent that the actual outcome of these contingencies differs from our subjective assessment of them, additional adjustments might be required that affect earnings.

Deferred Income Tax Assets.

Deferred income tax assets result from temporary differences between carrying values of assets and liabilities for financial statement and income tax purposes. We must assess the recoverability of deferred income tax assets and determine whether it is more likely than not that these tax benefits will be realized. If these tax benefits will not be realized based on this assessment, a valuation allowance is provided against deferred income tax assets to adjust them to the amounts expected to be recovered. We currently have a significant deferred income tax assets that have been fully reserved because of the uncertainty that such tax benefits will not occur until such time as we sustain profitable operations and other tax strategies can be implemented.

Tax Considerations

We have net operating loss ("NOL") carryforwards for income tax purposes of $60.8 million that are available to offset future taxable income that expire in 2006 through 2021. However, there are federal tax laws that restrict or eliminate NOL carryforwards when certain changes of control occur. A 50% change of control, which is calculated over a rolling three-year period, may cause us to lose some or all of our NOL carryforward benefits. Due to the significant number of equity transactions that have occurred in recent years, we believe there may have been changes in control that might limit the future tax benefits from utilizing our NOL carryforwards.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSUERS ABOUT MARKET RISK.

The interest rates under our Senior Credit Agreement fluctuate based on the prime lending rate or LIBOR. Accordingly, increases in interest rates would result in higher debt service requirements and adversely affect earnings. We do not utilize derivative instruments to mitigate these interest rate risks. A 1% increase in interest rates could result in our incurring an additional $0.4 million in annual interest expense.

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

Our revenues are dependent upon the expenditures of a small number of key customers. Our two largest customers accounted for approximately 58% of our consolidated net sales in fiscal 2001. We expect that this customer concentration will continue for the foreseeable future. Our customer relationships are not based upon long contracts, and our customers may discontinue purchases of our products upon short notice.

Our success is dependent on continued growth in the automotive, consumer goods and heavy truck markets, and our revenues will be reduced if there are reductions in such growth.

Our revenues are heavily dependent on customers in the automotive, consumer goods and heavy truck industries. We expect that this will be true for the foreseeable future. During calendar year 2001, the U.S. economy experienced a slowdown in manufacturing activity. In particular, several of the industries we serve, such as automotive and heavy truck, are currently enduring dramatic reductions in orders. If the rate of growth continues to slow or if we experience negative growth, our business and results of operations could be adversely affected. Even if sales by our major customers become strong, our results of operations may be less than we anticipate if sales to other customers do not grow or grow slower than anticipated. Similarly, unfavorable market reaction to the industry in general or the results of operations reported by our customers may cause a corresponding decline in the results of our operations.

We have incurred significant net losses in each of the past three years and are highly leveraged. We must be successful in achieving our operating initiatives to reduce costs and improve future profitability.

We have incurred significant net losses in each of the past three years and are highly leveraged. Current market conditions in two of the industries we serve, heavy truck and automotive, indicate that minimal growth in overall unit sales for original equipment manufacturers can be expected in fiscal 2002. This anticipated stagnation in original equipment manufacturer sales could result in adverse financial conditions that may be experienced throughout the supply chain within these industries, and therefore, could negatively affect our operations in fiscal 2002. We are highly leveraged and in technical default under all of our debt agreements. Our senior debt is due April 30, 2002, and subordinated debt to a customer is due May 1, 2002. We are aggressively pursuing several operating initiatives to reduce costs and profitability, which if not successful, could have a negative impact on our current liquidity position. We are also negotiating default waivers, deferred payment schedules and other concessions with our lenders. If these negotiations are not successful, we will not be able to continue as a going concern.

Our growth strategy depends in part on making successful acquisitions and the failure to make successful acquisitions or mergers could have a negative impact on our competitiveness. Additional acquisitions may expose us to new liabilities.

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

  Unidentified liabilities of the companies we may acquire or merge with;
  The possible inability to successfully integrate and manage acquired operations and personnel;
  The potential failure to achieve the economics of scale or synergies sought; and
  The diversion of management's attention away from other ongoing business concerns.

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

Our growth plans may require significant capital investments, in particular, in relation to any strategic acquisitions that we may undertake in the future. Our ability to meet these capital requirements depends on numerous factors such as the availability of funds from operations and access to additional debt and equity financing. No assurance can be given that the necessary funds will be available. The amended senior and subordinated debt facilities place limits on capital expenditures by quarter during the terms of the related agreements. Moreover, incurrence of additional debt financing may involve restrictive covenants that could negatively affect our ability to operate the combined business in the desired manner, and raising additional equity may be dilutive to shareholders. The failure to obtain funds necessary for the realization of our growth plans could prevent us from realizing our growth strategy and, in particular, could force us to forego acquisition opportunities that may arise in the future. This could, in turn, have a negative impact on our competitive position.

We must keep pace with rapid technological change, market conditions and industry developments to maintain or grow our revenues.

The product markets of our customers are characterized by rapid change and technological improvements. Our future success will depend in part on our ability to enhance our current product offerings to keep pace with technological developments and to address increasingly sophisticated customer needs. We may not be successful in developing and marketing products in a timely manner that respond to the technological advances by others, and our products may not adequately or competitively address the needs of the changing marketplace.

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

We are a supplier of parts rather than end products. Accordingly, our success is dependent on the outsourcing by our customers of the design, engineering and manufacture of plastic parts for our current revenues and future growth and on our continued access to certain design and engineering services.

If existing outsourcing from our current customers ceased, our business, including our results of operations and financial condition, would be adversely affected. Furthermore, our growth is dependent on the continued trend by original equipment manufacturers, particularly in the automotive and heavy truck industry, to outsource their manufacturing needs for plastic and related parts. If original equipment manufacturers or companies providing them with assembled products were to perform more manufacturing services themselves, our revenues might decline and our business and results of operations would be harmed. Additionally, if our relationship with Three 60 Productions were interrupted or severed, we would have to quickly identify and secure an alternate supplier of those services that could offer similar terms. Our performance would be negatively impacted while we located an alternate supplier.

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

  Impact of general economic conditions in North America;

  Industry conditions, including competition and fluctuation in prices for our products and the raw materials used to make them;

  Changes in laws and regulations;

  Fluctuation in interest rates; and

  Access to capital markets.

Our actual results or performance could differ materially from those expressed in, or implied by, these forward-looking statements and, accordingly, we cannot predict whether any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do, what impact they will have on our results of operations and financial condition.

ITEM 8.   FINANCIAL STATEMENTS.

                                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors

Shareholders and Board of Directors
Clarion Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Clarion Technologies, Inc. and subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the fiscal years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clarion Technologies, Inc. and subsidiaries as of December 29, 2001 and December 30, 2000, and the consolidated results of their operations and their cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 13, the Company has incurred significant operating losses, is highly leveraged, and has a deficiency in working capital and shareholders' equity. In addition, the Company is experiencing significant liquidity constraints and is in technical default under all of its debt agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
April 10, 2002

Independent Auditor's Report

To the Board of Directors
Clarion Technologies, Inc. And Subsidiaries
Holland, Michigan

We have audited the accompanying consolidated balance sheet of Clarion Technologies, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ Perrin, Fordree & Company, P.C.

Troy, Michigan
March 11, 2000

                                    CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                                                               December 29,           December 30,
                                                                                   2001                   2000
                                                                            -------------------    -------------------

ASSETS
Current assets:
   Cash and cash equivalents                                                      $1,010,000             $5,252,000
   Accounts receivable, net of allowances of $595,000 in 2001 and
     $980,000 in 2000                                                             12,912,000             18,643,000
   Inventories                                                                     3,365,000              5,375,000
   Prepaid expenses and other current assets                                         632,000                549,000
                                                                            -------------------    -------------------
         Total current assets                                                     17,919,000             29,819,000

Property, plant and equipment:
   Land                                                                              778,000                991,000
   Buildings and improvements                                                     17,074,000             22,476,000
   Machinery and equipment                                                        38,600,000             43,725,000
   Furniture and office equipment                                                  3,489,000              4,440,000
   Construction in progress                                                                -              1,064,000
                                                                            -------------------    -------------------
                                                                                  59,941,000             72,696,000
   Less accumulated depreciation                                                 (22,091,000)           (19,070,000)
                                                                            -------------------    -------------------
                                                                                  37,850,000             53,626,000

Other assets:
   Goodwill, net of accumulated amortization of $1,227,000 in 2001 and
     $960,000 in 2000                                                             24,521,000             27,341,000
   Deferred program costs                                                          2,906,000              2,398,000
   Deferred financing costs, net of accumulated amortization of
     $1,291,000 in 2001 and $443,000 in 2000                                         794,000              1,192,000
    Assets held for sale and nonoperating equipment                                1,200,000                      -
   Other                                                                                   -                  2,000
                                                                            -------------------    -------------------
                                                                                  29,421,000             30,933,000
                                                                            -------------------    -------------------
                                                                                 $85,190,000           $114,378,000
                                                                            ===================    ===================

                                    CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                                                              December 29,           December 30,
                                                                                  2001                   2000
                                                                           -------------------    --------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                            $  16,257,000           $  21,586,000
   Accrued payroll and benefits                                                      753,000               2,177,000
   Accrued dividends                                                               3,038,000                 555,000
   Accrued interest                                                                5,695,000                 320,000
   Other current liabilities                                                       3,624,000               2,765,000
   Current portion of long-term debt                                              72,618,000               1,580,000
                                                                           -------------------    --------------------
         Total current liabilities                                               101,985,000              28,983,000

Long-term debt, net of current portion                                               226,000              65,924,000
Other liabilities                                                                    106,000                 250,000
                                                                           -------------------    --------------------
         Total liabilities                                                       102,317,000              95,157,000

Common shares subject to redemption, at redemption value                           2,550,000               2,550,000
Redeemable   preferred   stock,   $0.001  par  value:   3,000,000  shares
   authorized;  1,950,250  shares issued and  outstanding in 2001;  being
   accreted to mandatory redemption value of $10.00 per share                     16,941,000                       -

Shareholders' equity (deficit):
   Preferred stock, $0.001 par value: 3,000,000 shares authorized;
     1,962,750 shares issued and outstanding in 2000; stated at
     liquidation value of $8.00 per share                                                  -              15,702,000
   Common stock, $0.001 par value: 60,000,000 shares authorized;
     23,963,051 and 23,516,787 shares issued and outstanding in 2001 and
     2000, respectively                                                               24,000                  24,000
   Additional paid-in capital                                                     34,583,000              33,201,000
   Accumulated deficit                                                           (71,225,000)            (32,256,000)
                                                                           -------------------    --------------------
         Total shareholders' equity (deficit)                                     (36,618,000)            16,671,000
                                                                           -------------------    --------------------
                                                                                 $85,190,000            $114,378,000
                                                                           ===================    ====================

See accompanying notes to consolidated financial statements.

                                    CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Fiscal year ended
                                                 ------------------------------------------------------
                                                  December 29,       December 30,        December 31,
                                                      2001               2000                1999
                                                 ---------------    ----------------    ---------------

Net sales                                         $105,634,000        $117,374,000        $28,059,000
Cost of sales                                      104,725,000         104,308,000         27,139,000
                                                 ---------------    ----------------    ---------------
         Gross profit                                  909,000          13,066,000            920,000

Selling, general and administrative expenses        10,869,000          11,958,000         13,685,000
Impairment and other nonrecurring charges           13,940,000           2,299,000                 -
                                                 ---------------    ----------------    ---------------
         Operating loss                            (23,900,000)         (1,191,000)       (12,765,000)

Other income (expenses):
   Interest expense                                (10,947,000)         (8,008,000)        (1,010,000)
   Interest income                                      46,000             114,000             81,000
   Loss on sale of business and other assets          (130,000)            (13,000)          (552,000)
                                                 ---------------    ----------------    ---------------
                                                   (11,031,000)         (7,907,000)        (1,481,000)
                                                 ---------------    ----------------    ---------------
         Loss before income taxes                  (34,931,000)         (9,098,000)       (14,246,000)

Provision for income taxes                             212,000             438,000            126,000
                                                 ---------------    ----------------    ---------------
         Net loss                                 $(35,143,000)        $(9,536,000)      $(14,372,000)
                                                 ===============    ================    ===============

Loss attributable to common shareholders          $(38,969,000)       $(11,740,000)      $(14,943,000)
                                                 ===============    ================    ===============

Net loss per share of common stock:
   Basic                                              $(1.65)             $(0.54)            $(0.88)
                                                 ===============    ================    ===============
   Diluted                                            $(1.65)             $(0.54)            $(0.88)
                                                 ===============    ================    ===============

See accompanying notes to consolidated financial statements.

                                    CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             THREE FISCAL YEARS IN THE PERIOD ENDED DECEMBER 29, 2001

                                                                ADDITIONAL
                             PREFERRED STOCK  COMMON STOCK   PAID-IN CAPITAL    ACCUMULATED DEFICIT        TOTAL
                             ---------------- ------------- ------------------- --------------------- ----------------
Balances at January 1,
   1999                      $                  $140,000         $13,257,000           $(5,573,000)      $7,824,000

Net loss                                 -             -                   -           (14,372,000)    (14,372,000)
Adjustment to reflect
   change in par value of
   common stock                          -      (125,000)            125,000                     -                -
Issuance of capital stock
   and warrants:
   For services rendered                 -             -           1,093,000                     -        1,093,000
   Under employment
     agreements                          -             -               4,000                     -            4,000
   Business acquisitions                 -         1,000           4,199,000                     -        4,200,000
   For cash                     15,670,000         3,000           6,567,000                     -       22,240,000
Reclassification of common
   shares subject to
   redemption                            -             -          (2,550,000)                    -       (2,550,000)
Stock-based compensation
   associated with
   issuance of stock
   options                               -             -           1,125,000                     -        1,125,000
Preferred stock dividends
   declared                              -             -                   -              (571,000)        (571,000)
                             ---------------- ------------- ------------------- --------------------- ----------------
Balances at
   December 31, 1999            15,670,000        19,000          23,820,000           (20,516,000)      18,993,000

Net loss                                 -             -                   -            (9,536,000)      (9,536,000)
Issuance of capital stock
   and warrants:
    With debt                            -             -           5,383,000                     -        5,383,000
    For services rendered                -             -              94,000                     -           94,000
    Under employment
      agreements                         -             -              77,000                     -           77,000
    Business acquisitions                -         2,000           3,748,000                     -        3,750,000
    For cash                        32,000         3,000              79,000                     -          114,000
Preferred stock dividends
   declared                              -             -                   -            (2,204,000)      (2,204,000)
                             ---------------- ------------- ------------------- --------------------- ----------------
Balances at
   December 30, 2000           $15,702,000       $24,000         $33,201,000          $(32,256,000)     $16,671,000

Net loss                                 -             -                   -           (35,143,000)     (35,143,000)
Reclassification of
   preferred shares
   subject to redemption       (15,702,000)            -                   -                     -      (15,702,000)
Issuance of capital stock,
   stock options, and
   warrants:
   With debt                             -             -           1,043,000                     -        1,043,000

   For services rendered                 -             -             127,000                     -          127,000
   Under severance
     agreement                                                        11,000                     -           11,000
   With preferred stock
     conversion                          -             -             104,000                     -          104,000
   For cash                              -             -              97,000                     -           97,000
Accretion of redeemable
   preferred stock to
   mandatory redemption
   value                                 -             -                   -            (1,343,000)      (1,343,000)
Preferred stock dividends
   declared                              -             -                   -            (2,483,000)      (2,483,000)
                             ---------------- ------------- ------------------- --------------------- ----------------
Balances at
   December 29, 2001                     -       $24,000         $34,583,000          $(71,225,000)    $(36,618,000)
                             ================ ============= =================== ===================== ================

(  ) Denotes deduction.

See accompanying notes to consolidated financial statements.

                                    CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Fiscal year ended
                                                              --------------------------------------------------------
                                                               December 29,        December 30,         December 31,
                                                                   2001                2000                 1999
                                                              ---------------     ---------------      ---------------

OPERATING ACTIVITIES
   Net loss                                                    $(35,143,000)        $(9,536,000)        $(14,372,000)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                               8,120,000          6,562,000            1,948,000
       Loss on sale of business and other assets                     130,000             13,000              552,000
       Impairment  and other nonrecurring charges                 13,940,000          2,299,000                    -
       Stock-based compensation expense                               11,000                  -            1,125,000
       Stock issued for services rendered                            127,000                  -                    -
       Changes in operating assets and liabilities:
         Accounts receivable                                       5,731,000         (4,938,000)            (553,000)
         Inventories                                               2,010,000           (620,000)            (847,000)
         Other operating assets                                  (1,891,000)           (754,000)             230,000
         Accounts payable                                        (5,329,000)          7,169,000           (4,871,000)
         Other operating liabilities                               4,890,000         (2,527,000)           2,780,000
                                                              ---------------     ---------------      ---------------
Net cash used in operating activities                            (7,404,000)         (2,332,000)         (14,008,000)

INVESTING ACTIVITIES
   Business acquisitions, net of cash acquired                            -         (31,747,000)          (6,245,000)
   Capital expenditures                                          (2,037,000)         (7,892,000)         (14,003,000)
   Proceeds from sale of business and other assets                  541,000              78,000              209,000
                                                              ---------------     ---------------      ---------------
Net cash used in investing activities                            (1,496,000)        (39,561,000)         (20,039,000)

FINANCING ACTIVITIES
   Net change in revolving credit borrowings                     (5,063,000)            (87,000)             487,000
   Proceeds from issuance of long-term debt                      12,400,000          99,800,000           20,253,000
   Repayments of long-term debt                                  (1,835,000)        (57,167,000)          (6,201,000)
   Proceeds from issuance of capital stock                           97,000             114,000           22,240,000
   Preferred stock dividends paid                                         -          (2,075,000)            (145,000)
    Payment of debt financing costs                                (941,000)                  -                    -
                                                              ---------------     ---------------      ---------------
Net cash provided by financing activities                         4,658,000          40,585,000           36,634,000
                                                              ---------------     ---------------      ---------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                   (4,242,000)         (1,308,000)           2,587,000

CASH AND CASH EQUIVALENTS, BEGINNING OF
   YEAR                                                           5,252,000           6,560,000            3,973,000
                                                              ---------------     ---------------      ---------------

CASH AND CASH EQUIVALENTS, END OF YEAR                           $1,010,000          $5,252,000           $6,560,000
                                                              ===============     ===============      ===============

(  ) Denotes reduction in cash and cash equivalents.

See accompanying notes to consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Clarion Technologies, Inc. and subsidiaries (collectively, the "Company" or "Clarion") produce plastic injection molded parts for customers in the automotive, heavy truck and consumer goods industries throughout North America.

The Company operates in one reportable segment that is engaged in the manufacture of plastic injection molded parts.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions have been eliminated.

Fiscal Year

During 2000, the Company changed its fiscal year-end to the Saturday nearest the end of December. The Company's year-end previously ended on December 31. All years presented herein are 52-week periods.

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

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. The components of inventories are as follows:

                                               December 29,             December 30,
                                                   2001                     2000
                                           ----------------------   ---------------------
Raw materials                                         $2,049,000              $3,222,000
Work in progress                                         276,000               1,152,000
Finished goods                                         1,040,000               1,001,000
                                           ----------------------   ---------------------
                                                      $3,365,000              $5,375,000
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

Goodwill

Goodwill represents the excess of purchase price and direct acquisition costs over the fair value assigned to net tangible and identifiable intangible assets of businesses acquired, and is being amortized on a straight-line basis principally over 40 years.

In July 2001, Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, was issued and becomes effective for the Company at the beginning of fiscal 2002. SFAS No. 142 eliminates the amortization of goodwill and other indefinite lived intangible assets and requires the Company to evaluate these assets for impairment on an annual basis using a fair value approach. Any initial impairment must be recognized as a cumulative effect adjustment in the fiscal 2002 consolidated statement of operations. The nonamortization provisions of SFAS No. 142 are expected to increase net earnings by approximately $0.6 million ($0.03 per share) in fiscal 2002. The Company has not completed the initial impairment tests of goodwill and indefinite lived intangible assets to determine what effect the new rules will have on its fiscal 2002 consolidated results of operations or financial position. However, it is possible that such tests may result in goodwill impairment charges in fiscal 2002.

Impairment of Long-Lived Assets

When events indicate potential impairment, the Company reviews the recoverability of its long-lived assets annually by determining whether net carrying values can be recovered through undiscounted future operating cash flows over the remaining lives of the assets. If the sum of the expected future cash flows is less than the net carrying value of the assets, an impairment loss is recognized for the excess of the net carrying value over estimated fair value.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for the disposal of a segment of a business. The Company will adopt SFAS No. 144 as of the first day of fiscal 2002 and does not expect that the adoption of this statement will have a significant effect on the Company's consolidated financial position or results of operations.

Deferred Program Costs

Deferred program costs represent expenses incurred in connection with various long-term customer supply contracts to ready related tooling and equipment for production. These costs are recouped through the price charged for the products and are recognized over the production period.

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

Shipping and Handling Costs

Costs incurred related to the shipping and handling of products are included in costs of sales. Revenues received for shipping and handling costs charged to customers are included in net sales.

Research and Development

Research and development expenditures are expensed as incurred and were not significant in fiscal 2001, 2000 and 1999.

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

The following table reconciles the numerator and denominator used in the calculation of basic and diluted EPS:

                                                                    2001             2000             1999
                                                               ---------------   --------------- ----------------
     Numerator:
        Net loss                                                $(35,143,000)      $(9,536,000)    $(14,372,000)
        Preferred stock dividends declared                        (2,483,000)       (2,204,000)        (571,000)
        Accretion of preferred stock to mandatory redemption
          value                                                   (1,343,000)            -                -
                                                               ---------------   --------------- ----------------

        Loss attributable to common shareholders                $(38,969,000)     $(11,740,000)    $(14,943,000)
                                                               ===============   =============== ================

     Denominator:
        Weighted-average shares outstanding for basic and
          diluted EPS                                             23,667,418        21,625,351       16,930,770
                                                               ===============   =============== ================

The denominator for computation of diluted EPS is the same as basic EPS for all years presented because the assumed exercise of all common stock equivalents is anti-dilutive as a result of the net loss incurred during each year.

Financial Instruments and Concentration of Credit Risk

The Company's estimate of the fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying amounts at December 29, 2001 and December 30, 2000. It is not practical to estimate the fair value of debt because a quoted market price does not exist and it would be difficult to estimate fair value without incurring excessive costs.

The Company had two customers that accounted for 58% and 62% of consolidated net sales in fiscal 2001 and 2000, respectively, and 44% and 29% of trade accounts receivable at December 29, 2001, and December 30, 2000, respectively. The Company routinely assesses the financial strength of its customers in order to manage its concentration of credit risk and generally does not require collateral or other security on accounts receivable.

The Company does not currently engage in hedging activities that require the use of derivative instruments or hold other financial instruments for trading purposes.

Reclassifications

Certain amounts previously reported in prior fiscal years have been reclassified to conform with the presentation used in fiscal 2001.

2. BUSINESS ACQUISITIONS AND DIVESTITURE

Purchase Transactions

On July 21, 2000, the Company acquired the net working capital of Small Parts - NAPCO, L.L.C. ("Small Parts"), a manufacturer of plastic injection molded parts. The cash purchase price, including transaction-related costs, was $3.5 million.

On February 1, 2000, the Company acquired substantially all of the assets of Drake Products Corporation ("Drake"), a plastic injection-molding firm serving consumer products and automotive original equipment manufacturers and tier-one suppliers. Consideration for the acquisition included 2,000,000 shares of Clarion common stock with a fair value of $3.8 million, $25.6 million in cash and the issuance of two subordinated promissory notes totaling $5.1 million. The Company also assumed $6.9 million of liabilities. In related transactions, the Company acquired the real property used by Drake for $2.6 million in cash and the issuance of a $1.0 million promissory note.

On September 30, 1999, the Company acquired all the outstanding stock of Double "J" Molding, Inc. ("Double J") in exchange for 850,000 shares of Clarion common stock with a fair value of $3.4 million. Double J is a tier-two automotive supplier of plastic injection molded parts. In a related transaction, the Company also acquired the real property where Double J conducts it business from a partnership controlled by the former Double J shareholders. The Company paid $2.0 million in cash and assumed $1.3 million in debt on the property.

On August 31, 1999, the Company acquired all of the outstanding stock of Wamar Products, Inc. ("Wamar Products"), a plastic injection molder and assembler of plastic component and finished products, for $7.0 million in cash and 200,000 shares of Clarion common stock with a fair value of $0.8 million.

The aforementioned acquisitions were accounted for using the purchase method of accounting, and therefore, the assets and liabilities were recorded based on their estimated fair values at the dates of acquisition. Operating results for these businesses have been included in the consolidated statements of operations from the respective dates of acquisition. Goodwill of $29.4 million was recorded in connection with these transactions.

The following unaudited pro forma consolidated results of operations are presented as if the acquisitions of Drake, Double J and Wamar Products had been made at the beginning of the periods presented. The historical operating results of Small Parts were not material and have not been included in the pro forma amounts below.

                                                                Fiscal
                                               ------------------------------------------

                                                      2000                   1999
                                               -------------------    -------------------

Net sales                                           $121,321,000           $111,502,000
Loss attributable to common shareholders             (11,812,000)           (15,681,000)
Net loss per share of common stock:
   Basic                                                   (0.54)                 (0.80)
   Diluted                                                 (0.54)                 (0.80)

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

These acquisitions were accounted for using the pooling of interests method, and accordingly, the consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of these businesses as if they were acquired at the beginning of 1999. Net sales and net loss of the separate companies for the period preceding the dates of acquisition that have been included in the fiscal 1999 consolidated statement of operations are as follows:

                                                Net Sales            Net Loss
                                           -------------------- --------------------

Mito                                                $2,291,000            $(65,000)
Wamar Tool                                             875,000             (38,000)
                                           -------------------- --------------------
                                                    $3,166,000           $(103,000)
                                           ==================== ====================

Divestiture

On April 26, 1999, the Company sold substantially all of the assets of its Clarion Specialty Products subsidiary for $0.1 million in cash and recorded a loss on sale of $0.2 million. The business had net sales of $0.2 million and an operating loss of $0.5 million in fiscal 1999 prior to the sale.

3. LONG-TERM DEBT

Long-term debt consists of the following obligations:
                                               December 29,             December 30,
                                                   2001                     2000
                                           ----------------------   ---------------------
Senior Credit Agreement:
   Revolving credit debt                            $9,937,000             $15,000,000
   Term debt                                       23,157,000              23,750,000
Senior  subordinated  term  note,  net of
   unaccreted discount                              25,740,000              24,978,000
Other subordinated  promissory notes, net
   of unaccreted discount                           13,604,000               3,145,000
Capital lease obligations                             406,000                 631,000
                                           ----------------------   ---------------------
                                                    72,844,000              67,504,000
Less current portion                              (72,618,000)             (1,580,000)
                                           ----------------------   ---------------------
                                                      $226,000             $65,924,000
                                           ======================   =====================

The Senior Credit Agreement was amended on April 17, 2001 to adjust various debt service terms and covenants that are incorporated into the disclosures below.

The revolving credit facility matures on April 30, 2002, and allows for aggregate borrowings of $13.0 million at the prime rate plus 1.25% (6% at December 29, 2001), subject to certain borrowing base limitations related to accounts receivable and inventory. In addition, a commitment fee is payable on the unused portion of the credit line. At December 29, 2001, there was $3.1 million of available borrowings under this facility.

The senior term debt also matures on April 30, 2002 and bears interest at variable rates based on LIBOR plus 4.5% or the prime rate plus 1.75%, at the option of the Company. The weighted average interest rate on the senior term debt was 6.5% and 10.3% at December 29, 2001 and December 30, 2000, respectively.

All tangible and intangible assets of the Company collateralize borrowings under the Senior Credit Agreement.

The senior subordinated term note ("Subordinated Note") was issued to the William Blair Mezzanine Capital Fund III, L.P. ("William Blair") in the principal amount of $30.0 million and included a warrant to purchase 2.8 million shares of Clarion common stock for $0.0001 per share. The warrant had a value of $5.4 million at the date of issuance of the Subordinated Note. The warrant value was accounted for as a reduction of the debt's principal amount and is being amortized over the term of the Subordinated Note. The warrant was exercised on August 2, 2000. The Subordinated Note matures on June 30, 2007. At December 29, 2001, the interest rate on the Subordinated Note is 15% through the deferral period discussed in the following paragraph. Once all deferred interest is paid, the interest rate reverts back to 12%. The Subordinated Note is secured and subordinate to the Company's senior bank debt.

Other subordinated promissory notes ("Other Notes") consist principally of: (i) 18% unsecured notes in the principal amount of $3.0 million issued in connection with the Drake acquisition that require periodic payments of interest only and mature in February 2005; (ii) a $5.0 million secured note due to a customer with interest at 8% maturing on May 1, 2002; (iii) $3.4 million of secured notes issued to certain related parties and William Blair that bear interest at 12% until maturity on June 30, 2004; and (iv) $3.0 million of secured notes issued to certain related parties and William Blair that bear interest at 12% until due on June 30, 2007. Certain of the Other Notes were issued with warrants for shares totaling 21.0 million at an exercise price of $0.0001 per share. Similar to the Subordinated Note, the $1.0 million value of these warrants at date of issuance was accounted for as a reduction of the debt's principal amount and is being amortized over the terms of the respective notes. In January 2002, 20.4 million of these warrants were exercised.

The Company is presently in technical default under all of its debt agreements and is in discussions with its senior lenders and certain subordinated debt holders to restructure existing debt. As a result of the defaults, all such debt has been classified as current maturities in the consolidated balance sheet at December 29, 2001.

Under terms of the April 17, 2001 amendment to the Senior Credit Agreement, the senior lenders required the subordinated debt holders and preferred shareholders to forego interest and dividend payments, respectively, through April 30, 2002, unless approved by the banks. These interest and dividends have been accrued through December 29, 2001. The Senior Credit and Subordinated Note agreements prohibit the payment of dividends on common stock.

Based on the contractual terms of all amended debt agreements, principal maturities of long-term debt and capital lease obligations are as follows: fiscal 2002 - $38.4 million; fiscal 2003 - $0.2 million; fiscal 2004 - $3.4 million; fiscal 2005 - $3.0 million; fiscal 2006 - none; fiscal 2007 - $33.0 million.

Interest paid on debt was $3.6 million, $6.5 million, and $1.1 million in fiscal 2001, 2000, and 1999, respectively.

4. LEASES

The Company leases certain office and production facilities and equipment under lease agreements through 2015. Assets recorded under capital lease agreements are as follows:

                                               December 29,             December 30,
                                                   2001                     2000
                                           ----------------------   ---------------------

Equipment                                            $1,091,000              $1,244,000
Less accumulated depreciation                          (350,000)               (486,000)
                                           ----------------------   ---------------------
                                                       $741,000                $758,000
                                           ======================   =====================

The following is a schedule of future minimum rental payments required under capital and operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 29, 2001:

                                                  Capital                Operating
                                           ----------------------   ---------------------

 2002                                                  $207,000              $1,140,000
2003                                                   191,000               1,118,000
2004                                                    47,000                 919,000
2005                                                         -                 457,000
2006                                                         -                 443,000
Thereafter                                                   -               3,657,000
                                           ----------------------   ---------------------
Total minimum lease payments                           445,000               $7,734,000
                                                                    =====================
Less amounts representing interest                     (39,000)
                                           ----------------------
Present value of minimum lease payments               $406,000
                                           ======================

Rent expense for all operating leases was $2.1 million, $2.3 million, and $0.7 million in fiscal 2001, 2000, and 1999, respectively.

5. INCOME TAXES

The provisions for income taxes as noted in the consolidated statements of operations consist solely of state income taxes.

The following table reconciles the U.S. federal statutory rate to the Company's effective income tax rate:

                                                               Fiscal
                                      ----------------------------------------------------------
                                            2001                2000                 1999
                                      -----------------    ----------------     ----------------

Statutory rate                                (34.0)%            (34.0)%              (34.0)%
State income taxes, net of federal
   income tax reduction                         0.4                 3.2                  0.6
Valuation allowance against net
   deferred income tax assets                  35.6                35.4                 33.9
Other                                          (1.4)               (0.2)                 0.4
                                      -----------------    ----------------     ----------------
Effective income tax rate                       0.6%                4.8%                 0.9%
                                      =================    ================     ================

The primary components of the Company's deferred income tax assets and liabilities are as follows:

                                                December 29,         December 30,
                                                    2001                 2000
                                               ----------------    -----------------

Deferred income tax assets:
   Net operating loss carryforwards              $20,526,000           $9,212,000
   Accounts receivable and inventory
      valuation allowances                           303,000              652,000
  Employee benefits                                 542,000              670,000
   Other accrued liabilities and asset
       impairment charges                          4,267,000              672,000
                                               ----------------    -----------------
Total deferred income tax assets                  25,788,000           11,206,000
Less valuation allowance                        (22,270,000)          (9,981,000)
                                               ----------------    -----------------
Net deferred income tax assets                     3,518,000            1,225,000

Deferred income tax liabilities:
   Depreciation                                   (2,879,000)            (919,000)
   Goodwill                                         (639,000)            (306,000)
                                               ----------------    -----------------
Total deferred income tax liabilities             (3,518,000)          (1,225,000)
                                               ----------------    -----------------
Net deferred income taxes recognized                $     -              $     -
                                               ================    =================

A valuation allowance has been established against net deferred income tax assets due to the uncertainty that such income tax benefits will be realized. Realization of these benefits will not occur until such time as the Company sustains profitable operations and the change in control considerations discussed in the following paragraph have been resolved.

At December 29, 2001, the Company had $60.4 million of available net operating loss ("NOL") carryforwards for income tax purposes, which expire in 2006 through 2021. Federal tax laws restrict NOL carryforwards when certain changes of control occur. A 50% change of control, which is calculated over a rolling three-year period, may cause the Company to lose some or all of its NOL carryforward benefits. Due to the significant number of equity transactions that have occurred in recent years, the Company believes there may have been changes in control that might limit the future tax benefits from utilizing its NOL carryforwards.

The Company made income tax payments, net of refunds, of $0.1 million in each of fiscal 2001, 2000 and 1999.

6. EMPLOYEE BENEFIT AND STOCK PLANS

The Company maintains 401(k) retirement savings plans for the benefit of substantially all full-time employees. Participant contributions are matched by the Company as defined in the plans. The Company's matching contributions to the plans were $0.4 million, $0.3 million and $0.1 million in fiscal 2001, 2000, and 1999, respectively.

In June 2000, the Company's shareholders approved a noncompensatory stock purchase plan whereby 400,000 shares of common stock has been reserved for purchase by eligible employees through a payroll deduction program. The purchase price of the stock is 85% of the fair market value on the date of purchase. The stock purchase plan expires on June 30, 2010, and may be amended by the Board of Directors at any time. At December 29, 2001, 74,639 shares have been purchased under the plan.

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

The following table summarizes all stock option activity pertaining to the Company's common stock:

                                                                      Weighted Average
                                                  Shares               Exercise Price
                                           ----------------------   ---------------------
Outstanding at January 1, 1999                          376,796          $1.39
Granted                                               1,735,000           3.28
Exercised                                              (105,000)          1.00
Expired or canceled                                    (151,796)          1.13
                                           ----------------------   ---------------------
Outstanding at December 31, 1999                      1,885,000           3.20
Granted                                               1,915,775           3.84
Exercised                                               (25,000)          3.25
Expired or canceled                                    (183,625)          7.56
                                           ----------------------   ---------------------
Outstanding at December 30, 2000                      3,562,150           3.32
Granted                                                 650,000           2.58
Expired or canceled                                    (728,500)          4.18
                                           ----------------------   ---------------------
Outstanding at December 29, 2001                      3,483,650          $3.00
                                           ======================   =====================

Shares available for future grants were 1,326,350 at December 29, 2001 and 1,108,000 at December 30, 2000, under the Company's two approved stock option plans.

The weighted-average grant date fair value for stock options granted was $1.11, $2.04 and $1.24 in fiscal 2001, 2000, and 1999, respectively.

The following table summarizes information about outstanding and exercisable options at December 29, 2001:

                                      Outstanding                         Exercisable
                         -------------------------------------------- --------------------
                                         Weighted
                                          Average                                 Weighted
                                         Remaining   Weighted Average              Average
                                       Contractual   Exercise Prices              Exercise
Range of Exercise Prices   Shares     Life in Years                      Shares    Prices
------------------------ -----------  -------------  ----------------  ---------- -------
     $1.00 - $2.75        1,575,000        2.4              $1.61        734,000   $1.34
      3.00 - 3.75           925,000        1.6               3.23        815,000    3.25
      4.00 - 6.88           908,650        4.0               4.51        703,075    4.33
      9.00 - 12.00           75,000        4.8              11.00         75,000   11.00
                         ------------                                  ----------
                          3,483,650        2.6               3.00      2,327,075    3.22
                         ============                                  ==========

The number of options exercisable was 2,407,500 at December 30, 2000, and 1,477,000 at December 31, 1999.

The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related interpretations. Accordingly, no compensation expense is recorded if the current market price of the underlying stock does not exceed the exercise price at the date of grant. If the fair value accounting provisions of SFAS No. 123, Accounting for Stock-Based Compensation, would have been used, the Company's net loss would not have changed significantly in fiscal 2001, and would have increased by $3.7 million ($0.17 per share) in fiscal 2000 and $2.9 million ($0.17 per share) in fiscal 1999.

For purposes of the SFAS No. 123 pro forma disclosures, the fair value of each option grant was estimated on the date of grant using the Black-Scholes model with the following assumptions: risk free interest rate of 4.8% to 4.9% in fiscal 2001, 5.0% to 6.6% in fiscal 2000 and 4.6% to 5.8% in fiscal 1999; no dividend yield; expected market price volatility factor of 0.52 in fiscal 2001, 0.61 in fiscal 2000 and 0.62 in fiscal 1999; and an expected option life of 4 years in fiscal 2001, 3 to 10 years in fiscal 2000 and 3 to 5 years in fiscal 1999.

7. SHAREHOLDERS' EQUITY

During 1999, the Company authorized 3,000,000 shares of preferred stock of which 2,500,000 shares are designated as convertible cumulative preferred stock with a par value of $0.001 per share. In conjunction with the Wamar Products acquisition, and to fund general working capital needs, the Company issued 1,490,000 shares of preferred stock at a private offering price of $7.99 per share. The Company issued an additional 468,750 shares of preferred stock at a private offering price of $7.99 per share in December 1999. Beginning September 30, 1999, and through April 5, 2001, the preferred stock was subject to annual cumulative dividends of $1.12 per share payable in cash quarterly. Based on an amendment to the certificates of designation approved by the holders of the convertible preferred stock on April 6, 2001, the cumulative dividend rate was decreased to 12% from the previous stated rate of 14%. The rate will increase back to 14% and then 16% if the preferred stock is not redeemed by March 31, 2003 and 2004, respectively. The dividend is payable in either cash or Clarion common stock, at the option of the Company; however, the Senior Credit Agreement (as amended) requires the preferred stockholders to forego any cash dividend payments through April 30, 2002, unless approved by the senior debt lenders. In addition, the conversion features of the preferred stock were changed such that it is convertible at the option of the holder at any time, unless previously redeemed, into shares of common stock of the Company at a conversion rate of 3.33 shares of common stock for each share of preferred stock through March 31, 2002, at which time the conversion rate becomes 5 shares of common stock per share of preferred stock, subject to adjustment in certain events. The Company may at any time redeem all or any portion of the convertible preferred stock for $10.00 per share plus all accrued and unpaid dividends thereon. The preferred stock has a mandatory redemption date of March 31, 2003, subject to any existing contractual agreements that may prohibit such redemption. Holders of the convertible preferred stock have voting rights and preference over common stockholders in dividends and liquidation rights. The preferred stock had a liquidation value of $8.00 per share through April 5, 2001, at which time it was increased to $10.00 per share.

The Company's shareholders approved a change in the par value of the Company's common stock from $0.01 to $0.001 per share in fiscal 1999, and also increased the number of authorized common shares from 20,000,000 to 40,000,000. Authorized shares were increased to 60,000,000 in fiscal 2001.

As described in Note 2, the Company issued 850,000 shares of Clarion common stock in connection with the acquisition of Double J. Of the 850,000 Clarion shares issued for the acquisition, 425,000 shares ("Put Shares") are subject to the terms of stock put agreements ("Put Agreements") that require the Company to purchase some or all of the Put Shares from the holders at a price of $6.00 per share. The maximum potential repurchase obligation of the Company is $2.6 million. As a result of an amendment to the Put Agreements signed in November 2000, the put options expire on November 15, 2002, and are exercisable between October 1, 2002, and November 14, 2002. The Company agreed to pay the holders of the put options $0.5 million in consideration over the extended put period for the Put Agreement amendment. The Put Shares are classified as mezzanine equity in the consolidated balance sheets on the line item entitled "Common Shares Subject to Redemption." Concurrent with the issuance of these stock put options, the Company entered into a stock put agreement with a member of the Board of Directors which requires that Director to purchase a number of shares of Clarion common stock equal to the product of (i) the aggregate purchase price paid by Clarion for the Put Shares, divided by the lesser of (ii) the closing price of the common stock on the date Clarion receives notice of its obligation to perform under the Put Agreements, or (iii) $6.00. The Company's put option expires on November 25, 2002, and is exercisable between October 1, 2002, and November 14, 2002. In exchange for that put agreement, the Director received warrants to purchase 200,000 shares of Clarion common stock at an exercise price of $5.00 per share. The warrants expire on September 30, 2002.

8. LITIGATION AND CONTINGENCIES

The Company is involved in certain claims and litigation arising in the normal course of business.

The Company is a defendant in a suit filed by the former owners of Drake against the Company for breach of contract related to employment and consulting agreements. The Company has filed a counter suit to this claim stating that dismissal under the contracts was with cause and results in no remaining liability. Although the Company believes it has meritorious defenses against the claim, $1.9 million would be due under the contracts through January 2005 if the Company is held liable. No amounts have been accrued under the employment and consulting contracts since the date of termination.

The Company is also a defendant in litigation involving a claim by the lessor of the Company's former Technology Center alleging damages as a result of the early termination of the lease at the facility. The Company has filed an answer to the claims disputing this liability. If the Company is found liable in this suit, $1.4 million would be due under the lease based on its contractual terms through June 2008.

In addition to the above matters, the Company is a party to certain other litigation involving claims alleging damages under various contractual arrangements. After taking into consideration legal counsel's evaluation of these claims and actions, the Company is currently of the opinion that their outcome will not have a material adverse effect on the Company's consolidated financial position or future results of operations.

9. RELATED PARTY TRANSACTIONS

In April 2001, a Director of the Company personally guaranteed $1.0 million of term debt issued under the Senior Credit Agreement. A warrant to purchase up to 1.0 million shares of common stock at a price of $.0001 was issued to the Director in consideration for this guarantee. The fair value of the warrant is being expensed over the guarantee period.

In fiscal 2001, a Director and two officers of the Company provided $3.4 million of capital to the Company in the form of subordinated debt. In addition to interest as provided under the agreements, the providers of this capital received warrants to purchase 13,000,000 shares of Clarion common stock for $.0001 per share. The fair value of the warrants ($0.6 million) is being expensed over the term of the related debt.

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

The Company entered into a two-year employment agreement with a Director of the Company to serve as Chairman of the Board and Chief Executive Officer in January 1999. Effective January 1, 2000, the Operational Oversight Committee of the Board of Directors assumed the duties of the Chairman of the Board, and as such, $0.1 million of remaining compensation under the agreement was accrued at December 31, 1999, and paid in full during fiscal 2000.

During fiscal 1999, management settled litigation with a third party involving the Company and one of its former executive officers. As compensation for settling his portion of the litigation, the Company issued 50,000 shares of Clarion common stock to the former executive officer. In fiscal 2000, the Company also advanced $0.1 million to the former executive officer under a non-interest bearing promissory note and issued him an additional 20,000 shares of common stock. The note was forgiven under an employment termination agreement in late fiscal 2000.

10. IMPAIRMENT AND OTHER NONRECURRING CHARGES

During the fourth quarter of fiscal 2000 through fiscal 2001, the U.S. economy has experienced a slowdown in manufacturing activity. In particular, several of the industries served by the Company, such as the domestic automotive and heavy truck markets, endured dramatic reductions in orders. In response to these conditions, management took aggressive actions to consolidate existing operations, cut overhead costs and reduce excess capacity. These actions have resulted in the need to write down the value of certain assets and to recognize various costs anticipated to execute these actions.

On March 16, 2001, the Company announced the closing of one of its facilities in Greenville, Michigan. The plant closing resulted in the transfer of employees and related production to other Company facilities located in Western Michigan. Management accrued a nonrecurring pre-tax charge of $2.0 million related to the closing to cover various exit costs ($0.5 million) and anticipated non-cash losses on the sale of the property, plant, and certain equipment ($1.5 million) during fiscal 2001. At the end of July 2001, the closing activities were substantially completed. The closed facility and certain equipment are considered assets held for sale and recorded at fair value less costs to sell at December 29, 2001.

During the second quarter of fiscal 2001, the Company announced its decision to relocate certain functions previously located in its Technical Center and to outsource the manufacture of tooling. Specifically, these actions included the relocation of engineering, program management, and sales personnel to the Company's manufacturing facilities in order to provide integrated support to the manufacturing operations. In addition, many of the tool makers and equipment previously used in the manufacture of tooling were moved directly into the manufacturing facilities. The Company continues to manage new tooling programs for its customers, but outsources the actual tool manufacturing. Management accrued a nonrecurring pre-tax charge of $0.9 million related to these actions to cover various exit costs ($0.4 million) and anticipated non-cash losses on the disposition of certain furniture, fixtures, and equipment ($0.5 million). These relocation activities were completed by the end of the third quarter of fiscal 2001.

In fiscal 2001, $0.2 million of exit costs were charged against the initial liabilities associated with the aforementioned restructuring activities. In addition, $0.5 million of the anticipated losses on the disposal of property, plant, and equipment were incurred during fiscal 2001.

The Company has performed periodic analyses of the expected undiscounted future cash flows related to its manufacturing facilities and determined that asset impairment charges totaling $11.0 million in fiscal 2001 and $2.3 million in fiscal 2000 were required to adjust the net carrying value of long-lived assets, including goodwill, associated with certain of its manufacturing facilities to fair value under the provisions of SFAS No. 121.

11. SUBSEQUENT EVENT

In addition to the matter discussed in Note 3 that occurred subsequent to the end of fiscal 2001, the Company also signed a definitive agreement on April 10, 2002, to sell its Montpelier manufacturing facility that served the heavy truck industry for $12.3 million in cash and notes. In addition, the buyer will purchase certain working capital items at their net carrying value as determined as of the closing date. The sale proceeds are expected to approximate the net carrying value of the assets sold and will be used to pay certain debt obligations under the Amended Senior Credit Agreement.

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The Company's unaudited quarterly results of operations are as follows:

                                First          Second          Third           Fourth
                               Quarter         Quarter        Quarter          Quarter
                             ------------    ------------    ----------      ------------
Fiscal 2001
Net sales                     $28,801,000     $27,723,000    $26,949,000      $22,161,000
Gross margin                    1,692,000      (1,446,000)       643,000           20,000
Net income (loss)              (5,160,000)    (13,953,000)    (5,504,000)     (10,526,000)
Net income (loss) per share:
      Basic                         (0.24)          (0.61)         (0.27)           (0.53)
      Diluted                       (0.24)          (0.61)         (0.27)           (0.53)

Fiscal 2000
Net sales                      25,085,000       29,160,000    31,318,000       31,811,000
Gross margin                    3,714,000        5,790,000     3,580,000          (18,000)
Net income (loss)                  80,000          295,000    (2,088,000)      (7,823,000)
Net income (loss) per share:
      Basic                        (0.02)           (0.01)         (0.12)          (0.39)
      Diluted                      (0.02)           (0.01)         (0.12)          (0.39)

The Company recorded impairment and other nonrecurring charges of $1.5 million, $6.0 million, and $6.4 million in the first, second and fourth quarters, respectively, of fiscal 2001.

13. OPERATING CONSIDERATIONS AND MANAGEMENT PLANS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred significant net losses in each of the past three years and is highly leveraged. At December 29, 2001, the Company is also experiencing liquidity constraints and has a deficit position in working capital and shareholders' equity. In addition, the Company is in technical default under all of its debt agreements and certain senior, ($33.1 million) and subordinated ($5.0 million) debt become due on April 30, 2002 and May 1, 2002, respectively. Furthermore, net sales declined in fiscal 2001 as compared to fiscal 2000, and are expected to decline again in fiscal 2002 as the Company adjusts its operations to reflect current economic conditions. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has been proactively addressing its current liquidity and operational issues in an effort to improve cash flows. The Company is presently in discussions with its senior lenders and certain subordinated debt holders to restructure existing debt. In addition, beginning in fiscal 2001, subordinated debt holders and preferred shareholders have agreed to defer interest and dividend payments through the maturity date of the senior debt, unless approved by the related banks. Also, investors agreed to infuse $11.4 million of additional debt financing into the Company to support ongoing operations in fiscal 2001.

The Company is aggressively pursuing several operating initiatives to reduce costs and improve future profitability. Management has initiated plans to reduce its overhead cost structure and improved its efficiency in the use of raw materials and scrap. Since November 2000, the Company has also reduced production and administrative staff levels. In addition, management has undergone a review of its current production programs and is committed to eliminating unprofitable product lines, requesting price increases from selected customers and eliminating excess manufacturing capacity. Specifically, as discussed in Notes 10 and 11 to the consolidated financial statements, the Company announced the closing of one of its manufacturing facilities in Greenville, Michigan on March 16, 2001, and the signing of a definitive agreement to sell its Montpelier facility on April 10, 2002. The Company is also experiencing improved profitability and operating results for the first quarter of fiscal 2002 as compared to fiscal 2001 and is cautiously optimistic that this trend will continue. These various initiatives and operating results are expected to generate cash for future working capital needs and debt service, and certain of these initiatives will reduce ongoing operating expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS

The following persons currently serve on our Board of Directors until our 2002 annual meeting, and it is anticipated they will be nominated for election as directors, each to serve until the 2003 annual meeting: Jack D. Rutherford, Frederick A. Sotok, Frank T. Steck and Craig A. Wierda.

Jack D. Rutherford, 68, served as Chairman of the Board of the Company from November 1998 until December 2000 and has been a Director of the Company since October 1998. Mr. Rutherford served as Chief Executive Officer of the Company from January 1999 through December 1999. Mr. Rutherford is the co-founder, Chairman and Chief Executive Officer of ICM Industries, Inc., a private holding company of turn-around manufacturing businesses. ICM has acquired 13 companies with total revenues of over $452 million. From 1978 to 1985, Mr. Rutherford served in various executive officer positions at International Harvester (Navistar International), including Vice Chairman from 1984 to 1985 and President and Chief Operating Officer from 1983 to 1984. Prior to joining International Harvester, Mr. Rutherford was employed by Ford Motor Company for 26 years. Mr. Rutherford received an MBA from Michigan State University and an advanced management degree from Harvard Business School.

Frederick A. Sotok, 67, has served as a Director of the Company since May 1999. Mr. Sotok became Manager of Manufacturing in 1977 at Prince Corporation, an $800 million automotive supplier of interior parts. Prince Corporation was acquired in 1996 by Johnson Controls, Inc. Mr. Sotok became Vice President of Manufacturing in 1980 and Senior Vice President of Operations in 1989. In 1993, Mr. Sotok became Executive Vice President and Chief Operating Officer. Prior to employment with Prince Corporation, Mr. Sotok spent 17 years with General Electric in various manufacturing positions. Mr. Sotok is also on the advisory board of Innotec, Inc. in Zeeland, Michigan and consults with other West Michigan firms. Mr. Sotok holds an MBA from the University of Detroit and a bachelor's degree in metallurgy from Penn State University.

Frank T. Steck, 64, has served as a Director of the Company since October 1998. Mr. Steck has over 35 years of experience in retail, wholesale and manufacturing with strong emphasis in heavy duty industries, including agriculture, automotive, truck and construction. Mr. Steck is currently employed in the executive search industry as the Vice President of A. T. Kearney, a position he has held for over six years. Mr. Steck has previously served as Senior Vice President and General Manager-North America of Fleetguard, Inc., a subsidiary of Cummins Engine Co., as Vice President-Worldwide Parts Marketing and Sales of J.I. Case, a subsidiary of Tenneco, Inc., as Vice President and General Manager-Corporate Parts Operations of International Harvester, and as Director of Marketing-Automotive Products of Sears, Roebuck and Company. Mr. Steck currently serves as a Director of SRC Holdings Corporation. Mr. Steck graduated from Wilkes University with a BS degree in business administration and economics.

Craig A. Wierda, 41, has served as Chairman of the Company's Board since January 2001 and has been a Director of the Company since February 1999. Mr. Wierda has over 17 years of experience in the automotive industry. Mr.

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

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the Company's executive officers:

Name                                  Age                        Position
----                                  ---                        --------
William Beckman                       54                         President
David W. Selvius                      37                         Secretary

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

David W. Selvius has served as Secretary since March 2001. From January 2000 until March 2001 Mr. Selvius served as the Company's Chief Financial Officer and served as Vice President of Corporate Finance of Clarion Plastics Technologies, Inc., a wholly owned subsidiary of the Company, from February 1999 until December 1999. From September of 1996 until January of 1999, Mr. Selvius served as Director of Corporate Finance of Johnson Controls Interiors and from May of 1994 until August 1996 as Treasury Manager of Prince Corporation.

Section 16(a)Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our directors, officers and any person holding more than 10 percent of our common stock, are required to report initial statements of ownership of our securities and changes in such ownership to the Securities and Exchange Commission. Based upon a review of the copies of such forms furnished to us, we believe that Mr Robert Ryan filed one form representing one transaction late, and Mr. Bryan Cressey filed one form representing one transaction late.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation received by the Company's President and the four other most highly compensated executive officers for the fiscal year 2001 (the "Named Executives") as of each of the three fiscal years ended December 2001, 2000, and 1999.

                      Annual Compensation                  Long Term Compensation
---------------------------------------------------------------------------------------------
Name and Principal
Position                     Salary (1)  Bonus    Restricted    Securities       All Other
                    Year        ($)       ($)    Stock Awards   Underlying   Compensation (2)
                                                     ($)        Options (#)         ($)
---------------------------------------------------------------------------------------------
William Beckman     2001     $238,725     $0         $0                0         $10,336
---------------------------------------------------------------------------------------------
 President          2000      213,330      0          0          107,500          12,736
---------------------------------------------------------------------------------------------
                    1999      135,577      0          0          450,000          11,000
---------------------------------------------------------------------------------------------
David W. Selvius    2001     $148,846     $0         $0                0          25,259
---------------------------------------------------------------------------------------------
 Secretary          2000      145,673     0          0          333,750           11,193
---------------------------------------------------------------------------------------------
                    1999            0     0          0                0                0
---------------------------------------------------------------------------------------------
Thomas Wallace      2001     $188,760    $0         $0                0          $12,334
---------------------------------------------------------------------------------------------
                    2000            0     0          0                0                0
---------------------------------------------------------------------------------------------
                    1999            0     0          0                0                0
---------------------------------------------------------------------------------------------
John Brownlow       2001      $89,468    $0         $0                0           $8,144
---------------------------------------------------------------------------------------------
                    2000      $43,077     0          0                0           $3,960
---------------------------------------------------------------------------------------------
                    1999            0     0          0                0                0
---------------------------------------------------------------------------------------------

(1)	Includes amounts deferred by employees pursuant to Section 401(k) of the Internal Revenue Code.

(2)	The amounts disclosed in this column include: (a) a Company 401(k) match to Mr. Selvius of $3,938 and $1,457 in 2001 and 2000, respectively, to Mr. Wallace of $1,968 in 2001, and to Mr. Brownlow of $2,808 and $1,292 in 2001 and 2000, respectively; (b) payments by the Company of premiums for term life insurance for the benefit of the Named Executives: $336 and $736 for Mr. Beckman in 2001 and 2000, respectively, $336 and $736 for Mr. Selvius in 2001 and 2000, respectively, $336 for Mr. Wallace in 2001, and $336 and $168 for Mr. Brownlow in 2001 and 2000, respectively; (c) other perquisites in the form of vehicle allowances of $10,000, $12,000, and $11,000 in 2001, 2000, and 1999, respectively, for Mr. Beckman, of $20,985 (includes vehicle allowance and monthly car payment) and $9,000 in 2001 and 2000, respectively, for Mr. Selvius, of $10,000 in 2001 for Mr. Wallace, and of $5,000 and $2,500 in 2001 and 2000, respectively, for Mr. Brownlow.

OPTION GRANTS IN LAST FISCAL YEAR

There were no options granted to the Named Executives during the year ended December 29, 2001.

AGGREGATED STOCK OPTION EXERCISES IN 2001 AND YEAR END OPTION VALUES

The following table provides information on the exercise of stock options during 2001 by the Named Executives and the number and value of unexercised options at December 29, 2001.

---------------------------------------------------------------------------------------------------
                              Number of Securities       Value of Unexercised In the
                              Underlying Unexercised           Money Options at
                          Options at December 29, 2001     December 29, 2001 (2)
---------------------------------------------------------------------------------------------------
                  Shares
                Acquired on
                 Exercise    Value
        Name                Realized  Exercisable  Unexercisable  Exercisable  Unexercisable
                              (1)
---------------------------------------------------------------------------------------------
William Beckman     0          $0        437,500       120,000         $0            $0
---------------------------------------------------------------------------------------------
David W. Selvius    0           0        198,750       150,000          0             0
---------------------------------------------------------------------------------------------
Thomas Wallace      0           0              0       210,000          0             0
---------------------------------------------------------------------------------------------
(1)	Represents the aggregate market value of shares acquired at time of exercise, less the aggregate exercise price paid by the employee.

(2)	Values are based on the difference between the closing price of the Company's common stock on December 29, 2001 ($0.30) and the exercise prices of the options.

COMPENSATION OF DIRECTORS

Each calendar year our directors are granted options for the purchase of 12,000 shares of our common stock. The options are granted quarterly in the amount of 3,000 shares each, as of the end of each quarter. The option exercise price is required to equal the market value of our common stock on the date of grant. Each option is exercisable for ten years following the date of grant and vests the year after the date of grant. In addition, we reimburse directors for out-of-pocket expenses incurred to attend board of directors and committee meetings.

EMPLOYMENT AGREEMENTS

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

Mr. Selvius entered into an Employment and Stock Option Agreement with the Company dated December 22, 2000. The Employment Agreement provides for (a) a base salary of $150,000 for calendar year 2000, with appropriate adjustments in subsequent years, (b) the grant of options to acquire 300,000 shares at an exercise price of $2.0625 per share, and (c) certain employee benefits. The Employment and Stock Option Agreement has a term of five years commencing December 22, 2000, but was terminated by the Company on April 10, 2002. Pursuant to the Termination Agreement, Mr. Selvius shall receive $150,000 in severance payments over the next six months.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

On October 1, 1999, the Company acquired Double "J" Molding, Inc. ("Double J"). The Company issued 850,000 shares of Clarion common stock to the sellers of Double J, which included William Maatman. Of the 850,000 Clarion shares issued for the acquisition, 425,000 shares ("Put Shares") are subject to the terms of stock put agreements ("Put Agreements") with the sellers which require the Company to purchase some or all of the Put Shares from the holders at a price of $6.00 per share. The maximum potential repurchase obligation of the Company is $2,550,000. The outstanding put options expire on November 15, 2002 and are exercisable between October 1, 2002 and November 14, 2002. Concurrent with the issuance of these stock put options, the Company entered into a stock put agreement with Craig Wierda, a member of the Board of Directors which requires that Mr. Wierda purchase a number of shares of Clarion common stock equal to the product of: (i) the aggregate purchase price paid by the Company for the Put Shares, divided by the lessor of (ii) the closing price of the common stock quoted on NASDAQ on the date the Company receives notice of its obligation to perform under the Put Agreements, or (iii) $6.00. The Company's put options expires on November 25, 2002 and is exercisable between October 1, 2002 and November 14, 2002. In exchange for the Director Put Agreement, Mr. Wierda received 200,000 warrants to purchase Clarion common stock at an exercise price of $5.00 per share. The warrants are immediately exercisable and expire on September 30, 2002.

As of January 1999, the Company entered into a three year agreement with Eagle Companies, Inc. ("Eagle"), a firm owned by Mr. Wierda, pursuant to which Eagle provides consulting and management services regarding strategic initiatives and provides office space for certain corporate employees of the Company. For those services and the space, the Company has granted Eagle options to purchase 350,000 shares of common stock at the price of $3.25 per share. The options are immediately exercisable and expire on December 31, 2002.

In February 2000, the Company entered into an agreement to acquire the assets of Drake Products Corporation ("Drake"). As a condition to the receipt of financing, the banks which provided the financing required the Company to obtain guarantees on $12.0 million of term debt. Mr. Wierda and his spouse, Jack Rutherford and William Beckman (each a "Guarantor") agreed to provide guarantees on $3.0 million of the debt. Each Guarantor executed a $1.0 million guaranty and obtained a supporting letter of credit. In consideration, the Company executed an agreement ("Fee Agreement") with each Guarantor pursuant to which the Company pays each Guarantor a monthly fee of 1% of that Guarantor's guaranty amount, in arrears, on the anniversary date of the Fee Agreement, either in cash or in shares of common stock valued at $4.00 per share. Each Guaranty terminated on July 21, 2000 when the $12.0 million of term debt was paid off. The outstanding fees payable pursuant to the Fee Agreements to Craig Wierda, Jack Rutherford and William Beckman are $46,452, $46,452 and $46,452, respectively. Concurrent with the execution of the Fee Agreement, the Company issued to each Guarantor a warrant for the purchase of 25,000 shares of common stock at a price of $4.625 per share. The warrants are immediately exercisable and expire three years from issuance. Elsa Prince, related to Mr. Wierda through marriage, agreed to provide guarantees through the Elsa Prince Trust on $6.0 million of the debt by making a $6.0 million cash deposit with one of the lending bank. The Company paid the Elsa Prince Trust a 2% fee per month.

The Company has accrued a $32,272 compensation liability for services rendered by Jack Rutherford as Chairman of the Board and Chief Executive Officer.

In connection with the Third Amendment of the Senior Credit Agreement, Mr. Wierda provided a Letter of Credit to guaranty Term Loan B which is outstanding in the principal amount of $1.0 million. In return for Mr. Wierda's provision of the Letter of Credit, the Company issued a warrant for a maximum of 1.0 million shares of the Company's Common Stock. In addition, Mr. Wierda infused $0.6 million in debt into the Company as a subordinated lender. In consideration, Mr. Wierda was issued a subordinated note in the principal amount of $0.6 million and a warrant for 600,000 shares of Common Stock at an exercise price of $0.0001 per share. Mr. Wierda has exercised this warrant.

In connection with the Fourth Amendment of the Senior Credit Agreement, Mr. Wierda infused $2.3 million in debt into the Company as a subordinated lender. Mr. Wierda was issued subordinated notes in the principal amount of $2.3 million and warrants for 11.5 million shares of Common Stock at an exercise price of $0.0001 per share. These warrants have been exercised.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITIES OWNERSHIP

The following table shows, as of February 28, 2002, the number of shares beneficially owned by (i) each Director, Director nominee and Named Executive identified in the executive compensation tables of this 10-K, (ii) all directors and executive officers as a group, and (iii) the beneficial owners of more than 5% of the Company's common stock. Except as described in the notes following the table, the following persons have sole voting and dispositive power as to all of their respective shares.

--------------------------------------------------------------------------------------------
Directors, Named Executives,           Amount and Nature of
    and 5% Stockholders                Beneficial Ownership         Percent of Class (1)
--------------------------------------------------------------------------------------------
                                   Preferred           Common       Preferred        Common
--------------------------------------------------------------------------------------------
William Beckman                           --       1,512,500 (2)           --           3.5%
--------------------------------------------------------------------------------------------
David W. Selvius                          --         268,750 (3)           --          0.01%
--------------------------------------------------------------------------------------------
Thomas Wallace                            --         370,000 (4)           --          0.01%
--------------------------------------------------------------------------------------------
John Brownlow                             --             --                --             --
--------------------------------------------------------------------------------------------
Jack D. Rutherford                    62,500         725,250 (5)         3.2%           1.7%
--------------------------------------------------------------------------------------------
Frederick A. Sotok                        --          74,900 (6)           --         0.002%
--------------------------------------------------------------------------------------------
Frank T. Steck                        25,000         534,000 (7)         1.3%           1.3%
--------------------------------------------------------------------------------------------
Craig A. Wierda                      237,500      16,508,500 (8)        12.2%          36.7%
--------------------------------------------------------------------------------------------
William Blair Mezzanine Capital           --       9,847,797              --          23.2%
--------------------------------------------------------------------------------------------
Elsa D. Prince Living Trust          731,250       3,656,250            37.5%           7.9%
    All executive officers and
    directors as a
    group (8 persons)                325,000      19,943,900(9)         16.7%          46.5%
--------------------------------------------------------------------------------------------
(1)	Percentages are calculated based upon shares outstanding on February 28, 2002, plus shares which the person has a right to acquire under preferred stock conversion rights, stock options and warrants exercisable within 60 days.
(2)	Includes (i) 437,500 shares with respect to which Mr. Beckman has a right to acquire beneficial ownership under options exercisable within 60 days, (ii) 50,000 shares owned by Mr. Beckman's children, and (iii) 525,000 shares with respect to which Mr. Beckman has the right to acquire beneficial ownership under warrants exercisable in the next 60 days.

(3)	Includes 198,750 shares with respect to which Mr. Selvius has a right to acquire beneficial ownership under options exercisable within 60 days.
(4)	Includes 70,000 shares with respect to which Mr. Wallace has a right to acquire beneficial ownership under options exercisable within 60 days.
(5)	Includes (i) 312,500 shares with respect to which Mr. Rutherford has a right to acquire beneficial ownership within 60 days by converting preferred stock into common stock, (ii) 20,000 shares owned by the Rutherford Limited Partnership, and (iii) 25,000 shares with respect to which Mr. Rutherford has a right to acquire beneficial ownership under certain warrants exercisable within 60 days.
(6)	Includes (i) 400 shares owned by Mr. Sotok's grandchildren, and (ii) 10,000 shares owned by the Sotok Family Limited Partnership.
(7)	Includes (i) 170,000 shares owned by Mr. Steck's wife, and (ii) 125,000 shares with respect to which Mr. Steck has a right to acquire beneficial ownership within 60 days by converting preferred stock into common stock.
(8)	Includes (i) 2,546,000 shares owned by the Emilie D. Wierda Living Trust, (ii) 9,000,000 shares owned by the Emilie D. Wierda Grantor Retained Annual Annuity Trust, (iii) 2,500,000 shares owned by the Craig Wierda Grantor Retained Annual Annuity Trust, (iv) 1,187,500 shares with respect to which the Emilie D. Wierda Living Trust has a right to acquire beneficial ownership within 60 days by converting preferred stock into common stock, (v) 800,000 shares with respect to which the Emilie D. Wierda Trust has a right to acquire beneficial ownership by exercising certain warrants within 60 days, (vi) 450,000 shares with respect to which Mr. and Mrs. Craig Wierda have a right to acquire beneficial ownership by exercising certain warrants within 60 days, and (vii) 25,000 shares with respect to which Mr. Wierda has the right to acquire beneficial ownership within 60 days by exercising certain warrants.
(9)	Includes 4,156,250 shares with respect to which executive officers and directors have the right to acquire beneficial ownership under options and warrants exercisable within 60 days and under preferred stock conversion rights exercisable within 60 days.

--------------------------------------------------------------------------------------------------------
                                    Equity Compensation Plan Information
--------------------------------------------------------------------------------------------------------
                                                                                 Number of securities
                                                                               remaining available for
                                                                                future issuance under
                        Number of securities to   Weighted-average exercise   equity compensation plans
                        be issued upon exercise    price of outstanding        (excluding securities
                        of outstanding options,   options, warrants and       reflected in column (a))
Plan Category             warrants and rights            rights
--------------------------------------------------------------------------------------------------------
Equity compensation
   plans approved by
   security holders              1,423,650                    $3.60                      1,326,350
--------------------------------------------------------------------------------------------------------
Equity compensation
   plans not approved
   by security holders                   0                    $0.00                              0
--------------------------------------------------------------------------------------------------------
      Total                      1,423,650                    $3.60                      1,326,350
--------------------------------------------------------------------------------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN TRANSACTIONS

On October 1, 1999, the Company acquired Double "J" Molding, Inc. ("Double J"). The Company issued 850,000 shares of Clarion common stock to the sellers of Double J, which included William Maatman. Of the 850,000 Clarion shares issued for the acquisition, 425,000 shares ("Put Shares") are subject to the terms of stock put agreements ("Put Agreements") with the sellers which require the Company to purchase some or all of the Put Shares from the holders at a price of $6.00 per share. The maximum potential repurchase obligation of the Company is $2,550,000. The outstanding put options expire on November 15, 2002 and are exercisable between October 1, 2002 and November 14, 2002. Concurrent with the issuance of these stock put options, the Company entered into a stock put agreement with Craig Wierda, a member of the Board of Directors which requires that Mr. Wierda purchase a number of shares of Clarion common stock equal to the product of: (i) the aggregate purchase price paid by the Company for the Put Shares, divided by the lessor of (ii) the closing price of the common stock quoted on NASDAQ on the date the Company receives notice of its obligation to perform under the Put Agreements, or (iii) $6.00. The Company's put options expires on November 25, 2002 and is exercisable between October 1, 2002 and November 14, 2002. In exchange for the Director Put Agreement, Mr. Wierda received 200,000 warrants to purchase Clarion common stock at an exercise price of $5.00 per share. The warrants are immediately exercisable and expire on September 30, 2002.

As of January 1999, the Company entered into a three year agreement with Eagle Companies, Inc. ("Eagle"), a firm owned by Mr. Wierda, pursuant to which Eagle provides consulting and management services regarding strategic initiatives and provides office space for certain corporate employees of the Company. For those services and the space, the Company has granted Eagle options to purchase 350,000 shares of common stock at the price of $3.25 per share. The options are immediately exercisable and expire on December 31, 2002.

In February 2000, the Company entered into an agreement to acquire the assets of Drake Products Corporation ("Drake"). As a condition to the receipt of financing, the banks which provided the financing required the Company to obtain guarantees on $12.0 million of term debt. Mr. Wierda and his spouse, Jack Rutherford and William Beckman (each a "Guarantor") agreed to provide guarantees on $3.0 million of the debt. Each Guarantor executed a $1.0 million guaranty and obtained a supporting letter of credit. In consideration, the Company executed an agreement ("Fee Agreement") with each Guarantor pursuant to which the Company pays each Guarantor a monthly fee of 1% of that Guarantor's guaranty amount, in arrears, on the anniversary date of the Fee Agreement, either in cash or in shares of common stock valued at $4.00 per share. Each Guaranty terminated on July 21, 2000 when the $12.0 million of term debt was paid off. The outstanding fees payable pursuant to the Fee Agreements to Craig Wierda, Jack Rutherford and William Beckman are $46,452, $46,452 and $46,452, respectively. Concurrent with the execution of the Fee Agreement, the Company issued to each Guarantor a warrant for the purchase of 25,000 shares of common stock at a price of $4.625 per share. The warrants are immediately exercisable and expire three years from issuance. Elsa Prince, related to Mr. Wierda through marriage, agreed to provide guarantees through the Elsa Prince Trust on $6.0 million of the debt by making a $6.0 million cash deposit with one of the lending bank. The Company paid the Elsa Prince Trust a 2% fee per month. The Company has accrued a $50,000 compensation liability for services rendered by Jack Rutherford.

In connection with the Third Amendment of the Senior Credit Agreement, Mr. Wierda provided a Letter of Credit to guaranty Term Loan B which is outstanding in the principal amount of $1.0 million. In return for Mr. Wierda's provision of the Letter of Credit, the Company issued a warrant for a maximum of 1.0 million shares of the Company's common stock. Mr. Wierda also infused $0.6 million in debt into the Company as a subordinated lender. In consideration, Mr. Wierda was issued a subordinated note in the principal amount of $0.6 million and a warrant for 600,000 shares of Common Stock at an exercise price of $0.0001 per share. Mr. Wierda has exercised this warrant. In addition, Mr. Beckman, the Company's President, and Mr. Wallace, a Plant Manager, infused $0.1 million and $0.3 million, respectively, in debt into the Company as subordinated lenders. In consideration, Mr. Beckman was issued a subordinated note in the principal amount of $0.1 million and a warrant for 100,000 shares of Common Stock at an exercise price of $0.0001 per share. Mr. Wallace was issued a subordinated note in the principal amount of $0.3 million and a warrant for 300,000 shares of Common Stock at an exercise price of $0.0001 per share. Mr. Wallace has exercised this warrant.

In connection with the Fourth Amendment of the Senior Credit Agreement, Mr. Wierda infused $2.3 million in debt into the Company as a subordinated lender. Mr. Wierda was issued subordinated notes in the principal amount of $2.3 million and warrants for 11.5 million shares of Common Stock at an exercise price of $0.0001 per share. These warrants have been exercised. In addition, Mr. Beckman infused $0.1 million in debt into the Company as a subordinated lender. Mr. Beckman was issued a subordinated note in the principal amount of $0.1 million and a warrant for 500,000 shares of Common Stock at an exercise price of $0.0001 per share.

PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1. Financial Statements.

The Registrant's consolidated financial statements, for the fiscal years ended December 29, 2001, December 30, 2000 and December 31, 1999, together with the Reports of Independent Auditors are filed as part of this Form 10-K report. See "ITEM 8: Financial Statements."

2. Financial Statement Schedules.

                                                                                                                             Page
Schedule II--Valuation and Qualifying Accounts.                                                 53

All other schedules are not submitted because they are not applicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

3. Exhibits.

Reference is made to the Exhibit Index which is found on the last page of the body of this Form 10-K Annual Report preceding the exhibits.

(b)	Reports on Form 8-K We did not file any reports on Form 8-K during the fourth quarter of fiscal 2001.

(c)	Exhibits The response to this portion of Item 14 is submitted as a separate section of this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2002	CLARION TECHNOLOGIES, INC. /s/ William Beckman William Beckman, President

In accordance with the Securities Exchange Act of 1934, this report has been signed below on the 15th day of April 2002, by the following persons on behalf of the Registrant and in the capacities indicated. The persons named below each hereby appoint William Beckman and Edmund Walsh as his attorney-in-fact to sign in his name and on his behalf, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.

/s/ William Beckman William Beckman, President (Principal Executive Officer)	/s/ Edmund Walsh Edmund Walsh, Principal Financial Officer (Principal Financial Officer)

/s/ Jack D. Rutherford Jack D. Rutherford, Director

/s/ Fred Sotok Frederick A. Sotok, Director

/s/ Craig A. Wierda Craig A. Wierda, Director

Frank T. Steck, Director

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTSCLARION
TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                   Additions
                                        ---------------------------------
          Description                                                         Uncollectible
                                                                                   Accounts
                                    Balance at   Charged to   Reclassification   Written Off,
                                    Beginning     Bad Debt      from Other         Net of       Balance at End
                                    of Period      Expense       Accounts        Recoveries       of Period
                                    ---------     --------       --------        ----------       ---------
Year Ended December 29, 2001
  Deducted from assets accounts:
    Allowance for doubtful accounts   $980,000    $313,000         $ --           $698,000        $595,000

Year Ended December 30, 2000
  Deducted from assets accounts:
    Allowance for doubtful accounts   $883,000    $479,000         $ --           $382,000        $980,000

Year Ended December 30, 2000
  Deducted from assets accounts:
    Allowance for doubtful accounts   $  55,000   $829,000         $ --           $  1,000        $883,000

EXHIBIT NUMBER	DESCRIPTION

2(a)	Agreement and Plan of Reorganization by and between Clarion Technologies, Inc., R. Townley Rose, Jr. and Rose & Associates, Inc., dated June 3, 1998 (filed as exhibit to Form 10-KSB for the year ended December 31, 1998 (Commission File No. 0-24690) and incorporated herein by reference)

2(b)	Agreement by and between Clarion Technologies, Inc. and R. Townley Rose, Jr., dated March 31, 1999 (filed as exhibit to Form 10-KSB for the year ended December 31, 1998 (Commission File No. 0-24690) and incorporated herein by reference)

2(c)	Stock Purchase Agreement dated March 26, 1999 between Clarion Technologies, Inc. and Michael Muller and Thomas Boerema (filed as exhibit to Form 8-K dated May 13, 1999 (Commission File No. 0-24690) and incorporated herein by reference)

2(d)	Stock Purchase Agreement dated June 29, 1999 and First Amendment to Stock Purchase Agreement between Clarion Plastics Technologies, Inc. and the shareholders of Wamar Products, Inc. (filed as exhibit to Form 8-K dated September 14, 1999 (Commission File No. 0-24690) and incorporated herein by reference)

2(e)	Stock Purchase Agreement dated June 29, 1999 and First Amendment to Stock Purchase Agreement between Clarion Plastics Technologies, Inc. and the shareholder of Wamar Tool & Machine Inc. (filed as exhibit to Form 8-K dated September 14, 1999 (Commission File No. 0-24690) and incorporated herein by reference)

2(f)	Merger and Plan of Reorganization dated April 23, 1999 by and among Clarion Technologies, Inc., Newco, Inc., William Maatman, Edward Rycenga, and Larry Pratt regarding the stock of Double "J" Molding, Inc. (filed as exhibit to Form 8-K dated October 12, 1999 (Commission File No. 0-24690) and incorporated herein by reference)

2(g)	Asset Purchase Agreement dated January 27, 2000, as amended by the First Amendment to Asset Purchase Agreement dated as of February 28, 2000, each by and among Clarion Technologies, Inc., Clarion-Drake Acquisition, Inc., and Drake Products Corporation, Jeffrey W. Anonick, and Michael C. Miller (filed as exhibit to Form 8-K dated March 15, 2000 (Commission File No. 0-24690) and incorporated herein by reference)

3(a)	Certificate of Incorporation (filed as exhibit to Form 8-K dated October 20, 1998 (Commission File No. 0-24690) and incorporated herein by reference)

3(b)	Certificate of Amendment of Certificate of Incorporation amending Article IV

EXHIBIT NUMBER	DESCRIPTION

3(c)	Bylaws of the Company (filed as exhibit to Form 8-K dated October 27, 1998 (Commission File No. 0-24690) and incorporated herein by reference)

4(a)	Specimen of Common Stock Certificate (filed as exhibit to Form 10-SB dated August 12, 1994 (Commission File No. 0-24690) and incorporated herein by reference)

4(b)	Amended and Restated Certificate of Designations of Clarion Technologies, Inc. designating 2,500,000 shares of preferred stock as convertible preferred stock

10(a)	Credit Agreement dated February 29, 2000 by and among Clarion Technologies, Inc. and its subsidiaries, LaSalle Bank National Association, Bank One, Michigan and Comerica Bank (filed as exhibit to Form 10-KSB for the year ended December 31, 1999 (Commission File No. 0-24690) and incorporated herein by reference)

10(b)	First Amendment to Credit Agreement dated as of June 20, 2000 by and among Clarion Technologies, Inc. and its subsidiaries, LaSalle Bank national Association, Bank One, Michigan and Comerica Bank

10(c)	Second Amendment to Credit Agreement dated as of July 21, 2000 by and among Clarion Technologies, Inc. and its subsidiaries, LaSalle Bank National Association, Bank One, Michigan and Comerica Bank

10(d)	Third Amendment to Credit Agreement dated as of April 20, 2001 by and among Clarion Technologies, Inc. and its subsidiaries, LaSalle Bank National Association, Bank One, Michigan and Comerica Bank

10(e)	Fourth Amendment to Credit Agreement dated as of December 6, 2001 by and among Clarion Technologies, Inc. and its subsidiaries, LaSalle Bank National Association, Bank One, Michigan and Comerica Bank

10(f)	Senior Subordinated Loan Agreement dated as of July 21, 2000, by and among Clarion Technologies, Inc., its subsidiaries party thereto, and William Blair Mezzanine Capital Fund III, L.P. (filed as exhibit to Form 10-QSB dated November 14, 2000 (Commission File No. 0-24690) and incorporated herein by reference)

10(g)	Senior Subordinated Note dated as of July 21, 2000 from Clarion Technologies, Inc. and its subsidiaries party thereto, to William Blair Mezzanine Capital Fund III, L.P. (filed as exhibit to Form 10-QSB dated November 14, 2000 (Commission File No. 0-24690) and incorporated herein by reference)

10(h)	Warrant dated as of July 21, 2000 from Clarion Technologies, Inc. to William Blair Mezzanine Capital Fund III, L.P. (filed as exhibit to Form 10-QSB dated November 14, 2000 (Commission File No. 0-24690) and incorporated herein by reference)

EXHIBIT NUMBER	DESCRIPTION

10(i)	Registration Rights Agreement dated as of July 21, 2000 between Clarion Technologies, Inc. and William Blair Mezzanine Capital Fund III, L.P. (filed as exhibit to Form 10-QSB dated November 14, 2000 (Commission File No. 0-24690) and incorporated herein by reference)

10(j)	First Amendment to Senior Subordinated Loan Agreement dated as of April 20, 2001 by and among Clarion Technologies, Inc., its subsidiaries party thereto, William Blair Mezzanine Capital Fund III, L.P., Emilie D. Wierda Living Trust dated 3/1/94, William Beckman and Thomas Wallace

10(k)	First Amendment Notes

10(l)	First Amendment Warrants

10(m)	Guaranty Warrant

10(n)	Second Amendment to Senior Subordinated Loan Agreement dated as of December 6, 2001 by and amont Clarion Technologies, Inc., its subsidiaries party thereto, William Blair Mezzanine Capital Fund III, L.P., Emilie D. Wierda Living Trust dated 3/1/94, William Beckman, Thomas Wallace, The Craig Wierda Grantor retained Annuity Trust, dated January 31, 1994, and the Emilie Wierda Grantor Retained Annuity Trust, dated January 31, 1994

10(o)	Second Amendment Notes

10(p)	Second Amendment Warrants

The following material contracts identified with "*" preceding the exhibit number are agreements or compensation plans with or relating to executive officers, directors or related parties.

*10(q)	Clarion House, Inc. 1998 Stock Option Plan (filed as exhibit to Form 10-KSB for the year ended December 31, 1998 (Commission File No. 0-24690) and incorporated herein by reference)

*10(r)	Clarion Technologies, Inc. 1999 Stock Incentive Plan (filed as exhibit to Form 10-KSB for the year ended December 31, 1999 (Commission File No. 0-24690) and incorporated herein by reference)

*10(s)	First Amendment to the Clarion Technologies, Inc. 1999 Stock Incentive Plan (filed as exhibit to Proxy Statement for 2000 Annual Meeting of Shareholders (Commission File No. 0-24690) and incorporated herein by reference)

*10(t)	Clarion Technologies, Inc. 2000 Employees Stock Purchase Plan (filed as appendix to Proxy Statement for 2000 Annual Meeting of Shareholders (Commission File No. 0-24690) and incorporated herein by reference)

*10(v)	Clarion Technologies, Inc. Director Deferred Stock Purchase Plan

EXHIBIT NUMBER	DESCRIPTION

*10(w)	Employment Agreement, dated March 1, 1999, between Clarion Plastics Technologies, Inc., Clarion Technologies, Inc. and William Beckman (filed as exhibit to Form 10-KSB for the year ended December 31, 1999 (Commission File No. 0-24690) and incorporated herein by reference)

*10(x)	Employment and Stock Option Agreement, dated December 22, 2000, between the Company and David W. Selvius

21	Subsidiaries of the Registrant

23(a)	Consent of Independent Auditors - Ernst & Young LLP

23(b)	Consent of Independent Auditors - Perrin, Fordree & Company, P.C.

24	Power of Attorney (included on page 52)

EXHIBIT 23(a)

EXHIBIT 23 – Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statements (on Form S-8 Nos. 333-36356 and 333-36358) pertaining to the 1998 and 1999 Stock Options Plans and the 2000 Employees' Stock Purchase Plan of Clarion Technologies, Inc. and to the use of our report dated April 10, 2002, with respect to the consolidated financial statements and schedule of Clarion Technologies, Inc. included in the Annual Report (Form 10-K) for the fiscal year ended December 29, 2001.

Grand Rapids, Michigan April 10, 2002	/s/ Ernst & Young LLP

EXHIBIT 23(b) – Consent of Independent Public Accountants

As independent public accountants, we hereby consent to the use of our report, dated March 11, 2000 (and to all references to our firm), included in or made a part of this Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

Troy, Michigan April 15, 2002	/s/ Perrin, Fordree & Company, P.C.