Form 10-Q
period 2002-03-30
CLARION TECHNOLOGIES INC/DE/
filed 2002-05-14
CIK 835409

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

Commission file number 0-24690

CLARION TECHNOLOGIES, INC.
(Name of registrant as specified in its charter)

Delaware (State of Incorporation)	91-1407411 (I.R.S. Employer Identification No.)

38 W. Fulton, Suite 400, Grand Rapids, Michigan 49503
(Address of principal executive offices)

Issuer's telephone number:  (616) 233-6680

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

The number of shares outstanding of registrant’s common stock was 43,562,081 as of May 14, 2002.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

                                                                          First Quarter Ended
                                                                          -------------------
                                                                    March 30, 2002        March 31, 2001
                                                                    --------------        --------------

        Net sales                                                        $  22,566             $  28,801
        Cost of sales                                                       19,968                27,109
                                                                         ---------             ---------
             Gross profit                                                    2,598                 1,692

        Selling, general and administrative expenses                         1,996                 3,022
        Impairment and other nonrecurring charges and
        adjustments                                                         (428)                  1,500
                                                                         ---------             ---------
             Operating income (loss)                                         1,030               (2,830)

        Interest expense                                                   (2,913)               (2,237)
        Other income (expense), net                                           16                    (93)
                                                                         ---------             ---------
          Loss before income taxes                                         (1,867)               (5,160)
        Provision for income taxes                                           -                     -
                                                                         ---------             ---------
             Net Loss                                                    $ (1,867)             $ (5,160)
                                                                         =========             =========

        Net loss                                                         $ (1,867)             $ (5,160)
        Accretion of preferred stock to mandatory redemption                 (482)
        value
        Preferred stock dividends accrued                                    (676)                 (554)
                                                                         ---------             ---------
             Loss attributable to common shareholders                    $ (3,025)             $ (5,714)
                                                                         =========             =========

        Average shares outstanding (basic and diluted)                      38,936                23,531
                                                                         =========             =========

        Net loss per share of common stock (basic and diluted)           $   (.08)             $   (.24)
                                                                         =========             =========

( ) Denotes deduction.

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                                     March 30, 2002    December 29, 2001
                                                                     --------------    -----------------
                                                                       (UNAUDITED)        (AUDITED)
        ASSETS
        Current assets:
             Cash and cash equivalents                                     $  1,282            $  1,010
             Accounts receivable, net                                        12,271              12,912
             Inventories                                                      3,719               3,365
             Prepaid expenses and other current assets                          469                 632
                                                                           --------            --------
                 Total current assets                                        17,741              17,919

        Property, plant and equipment, net                                   37,353              37,850

        Other assets:
             Goodwill                                                        24,521              24,521
             Deferred program costs                                           2,703               2,906
             Deferred financing costs, net                                      509                 794
             Assets held for sale and nonoperating equipment                  1,200               1,200
                                                                              -----               -----
                                                                           $ 84,027            $ 85,190
                                                                           ========            ========

        LIABILITIES AND SHAREHOLDERS' DEFICIT
        Current liabilities:
             Accounts payable                                              $ 13,963            $ 16,257
             Accrued liabilities and dividends payable                       14,950              13,110
             Current portion of long-term debt                               74,148              72,618
                                                                           --------            --------
                 Total current liabilities                                  103,061             101,985

        Long-term debt, net of current portion                                  560                 226
        Other liabilities                                                        66                 106
                                                                           --------            --------
                 Total liabilities                                          103,687             102,317

        Value of common shares subject to redemption                          2,550               2,550
        Redeemable preferred stock                                           17,423              16,941

        Shareholders' deficit:
             Common stock                                                        44                  24
             Additional paid-in capital                                      34,573              34,583
             Accumulated deficit                                           (74,250)            (71,225)
                                                                           --------            --------
                 Total shareholders' deficit                               (39,633)            (36,618)
                                                                           --------            --------
                                                                           $ 84,027            $ 85,190
                                                                           ========            ========

( ) Denotes deduction.

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                            First Quarter Ended
                                                                     March 30, 2002       March 31, 2001
                                                                     --------------       --------------

        CASH FLOWS FROM OPERATING ACTIVITIES:
             Net loss                                                    $  (1,867)           $  (5,160)
             Depreciation and amortization                                    1,831                1,912
             Impairment and other nonrecurring charges and
             adjustments                                                      (428)                1,500
             Changes in operating assets and liabilities                      (287)                (566)
             Other, net                                                         (1)                -
                                                                         ----------           ----------
                 Cash used in operating activities                            (752)              (2,314)

        CASH FLOWS FROM INVESTING ACTIVITIES:
             Capital expenditures                                              (92)              (1,094)
             Other                                                               1                 -
                                                                         ----------           ----------
                  Cash used in investing activities                            (91)              (1,094)

        CASH FLOWS FROM FINANCING ACTIVITIES:
             Net change in revolving credit borrowings                        1,170                -
             Payment of deferred financing costs                                (5)                (155)
             Repayments of long-term debt                                      (60)                (828)
             Proceeds from issuance of capital stock                             10                   36
                                                                         ----------           ----------
                 Cash provided by (used in) financing activities              1,115                (947)
                                                                         ----------           ----------

        NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    272              (4,355)

        CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          1,010                4,679
                                                                         ----------           ----------

        CASH AND CASH EQUIVALENTS, END OF PERIOD                         $    1,282           $      324
                                                                         ==========           ==========

( ) Denotes deduction.

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarion Technologies, Inc. and Subsidiaries (collectively referred to as “Clarion” or the “Company”) include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform with the current period’s financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 29, 2001.

2.  INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market. The components of inventories are as follows (in thousands):

                                                          March 30,              December 29,
                                                            2002                     2001
                                                    ----------------------   ---------------------
         Raw materials                                             $1,864                  $2,049
         Work in progress                                             413                     276
         Finished goods                                             1,441                   1,040
                                                    ----------------------   ---------------------
                                                                   $3,719                  $3,365
                                                    ======================   =====================

3.  GEOGRAPHIC AND SEGMENT DATA

The Company operates in a single geographic location, North America, and in a single reportable business segment, plastic injection molding. The accounting policies of this reportable business segment are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

4.  IMPAIRMENT AND OTHER NONRECURRING CHARGES AND ADJUSTMENTS

On March 16, 2001, the Company announced the closing of one of its facilities in Greenville, Michigan. The plant closing resulted in the transfer of employees and related production to other Company facilities located in Western Michigan. Management accrued nonrecurring pre-tax charges of $1.5 million and $0.5 million in the first and fourth quarters of fiscal 2001, respectively, related to the closing to cover various exit costs ($0.5 million) and anticipated non-cash losses on the sale of the property, plant, and certain equipment ($1.5 million). At the end of July, 2001, the closing activities were substantially completed. The closed facility and certain equipment are considered assets held for sale and are recorded at fair value less costs to sell ($1.2 million) at March 30, 2002.

During the second quarter of fiscal 2001, the Company announced its decision to relocate certain functions previously located in its Technical Center and to outsource the manufacture of tooling. Specifically, these actions included the relocation of engineering, program management, and sales personnel to the Company’s manufacturing facilities in order to provide integrated support to the manufacturing operations. In addition, many of the tool makers and equipment previously used in the manufacture of tooling were moved directly into the manufacturing facilities. The Company continues to manage new tooling programs for its customers, but outsources the actual tool manufacturing. Management accrued a nonrecurring pre-tax charge of $0.9 million related to these actions to cover various exit costs ($0.4 million) and anticipated non-cash losses on the disposition of certain furniture, fixtures, and equipment ($0.5 million), which non-cash losses were incurred during the remainder of fiscal 2001. These relocation activities were completed by the end of the third quarter of fiscal 2001.

As of March 30, 2002, $0.2 million of exit costs have been charged against the initial liabilities associated with the aforementioned restructuring activities. In May 2002, the Company reached a settlement agreement with the lessor of the Company’s former Technology Center concerning the early termination of the Company’s lease. As a result of the settlement, accrued exit costs were reduced by $0.4 million in the first quarter of fiscal 2002.

5.  COMMON STOCK ISSUANCES

During the first quarter of 2002, a Director of the Company and William Blair Mezzanine Capital Fund III, L.P. exercised warrants to purchase 12,550,000 and 7,000,000 shares of the Company’s common stock, respectively, for $.0001 per share.

6.  SUBSEQUENT EVENTS

On April 26, 2002, in an effort to provide the Company additional time to negotiate and implement a long-term restructuring plan, the senior debt lenders amended their previous agreement (“Amended Senior Credit Agreement”) with the Company whereby the banks agreed to: (i) forego existing default remedies through June 28, 2002; (ii) adjust certain financial and other covenants; (iii) require the closing of the sale of the Montpelier manufacturing facility by May 15, 2002; and (iv) modify debt service requirements related to the revolving credit and term debt facilities, including extending the due date of the debt to June 28, 2002. In addition, certain subordinated debt holders waived existing defaults through June 28, 2002.

The Company sold the assets related to its Montpelier manufacturing facility that served the heavy truck industry on April 29, 2002, for approximately $14 million in cash and notes plus the assumption of certain liabilities. The buyer purchased certain working capital items at their net carrying value as determined as of the closing date. The sale proceeds approximated the net carrying value of the assets sold and were used to pay certain debt obligations under the Amended Senior Credit Agreement.

7.  ADOPTION OF NEW ACCOUNTING STANDARD

In July 2001, Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, was issued and became effective for the Company at the beginning of fiscal 2002. SFAS No. 142 eliminates the amortization of goodwill and other indefinite lived intangible assets and requires the Company to evaluate these assets for impairment on an annual basis using a fair value approach. Any initial impairment must be recognized as a cumulative effect adjustment in the fiscal 2002 consolidated statement of operations. The nonamortization provisions of SFAS No. 142 increased net earnings by $0.2 million during the first quarter of fiscal 2002. The Company has not completed the initial impairment tests of goodwill and indefinite lived intangible assets to determine what effect the new rules will have on its fiscal 2002 consolidated results of operations or financial position. However, it is possible that such tests will result in an impairment charge once completed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following information should be read in conjunction with the accompanying Condensed Consolidated Financial Statements of the Company and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

The Company is a full-service custom injection molder, providing rapid prototyping and design models, mold design and engineering services, mold manufacturing, injection molding and post-molding assembly to a diverse base of customers in the automotive, office furniture and consumer goods industries. Clarion’s business strategy is to grow the business primarily through internal growth that may be complemented by strategic acquisitions.

RESULTS OF OPERATIONS

The table below summarizes the components of the Company's Condensed Consolidated Statements of Operations as a percentage of net sales:

                                                                            First Quarter Ended
                                                                     March 30, 2002       March 31, 2001
                                                                     --------------       --------------

        Net sales                                                            100.0%               100.0%
        Cost of sales                                                         88.5%                94.1%
                                                                          ---------            ---------
             Gross profit                                                     11.5%                 5.9%
        Selling, general and administrative expenses                           8.8%                10.5%
        Impairment and other nonrecurring charges and                        (1.9%)                 5.2%
                                                                          ---------            ---------
        adjustments
             Operating income (loss)                                          4.6%                (9.8%)
        Interest expense                                                    (12.9%)               (7.8%)
        Other income (expense), net                                            -                  (0.3%)
                                                                          ---------            ---------
          Loss before income taxes                                           (8.3%)              (17.9%)
        Provision for income taxes                                             -                    -
                                                                          ---------            ---------
             NET LOSS                                                        (8.3%)              (17.9%)
                                                                          =========            =========

Net sales

Net sales of $22.6 million in the first quarter of fiscal 2002 were $6.2 million (21.5%) lower than net sales of $28.8 million in the first quarter of fiscal 2001. The decrease was primarily due to the reduction in tooling sales from the closing of the Technology Center in fiscal 2001and the loss of a consumer goods customer not fully offset by the increases of other consumer goods customers. As a result of the sale of the Company’s Montpelier facility, it will no longer sell products, in the near term, to the heavy truck industry. The sale of this facility and the elimination of this line of business will result in relatively lower sales.

Gross profit

Gross profit, as a percentage of net sales, was 11.5% for the first quarter of fiscal 2002, compared to 5.9% in the corresponding period of 2001. The improvement was primarily attributable to operating initiatives that have decreased our overall cost structures, specifically labor and scrap costs.

Impairment and other nonrecurring charges and adjustments

On March 16, 2001, the Company announced the closing of one of its facilities in Greenville, Michigan. The plant closing resulted in the transfer of employees and related production to other Company facilities located in Western Michigan. Management accrued a nonrecurring pre-tax charge of $1.5 million related to the closing to cover various exit costs ($0.5 million) and anticipated non-cash losses on the sale of the property, plant, and certain equipment ($1.0 million) in the first quarter of 2001. At the end of July, 2001, the closing activities were substantially completed. The closed facility and certain equipment are considered assets held for sale and are recorded at fair value less costs to sell ($1.2 million) at March 30, 2002.

As of March 30, 2002, $0.2 million of exit costs have been charged against the initial liabilities associated with the fiscal 2001 restructuring activities. In May 2002, the Company reached a settlement agreement with the lessor of the Company’s former Technology Center concerning the early termination of the Company’s lease. As a result of the settlement, accrued exit costs were reduced by $0.4 million in the first quarter of fiscal 2002.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses decreased $1.0 million (33.3%) from $3.0 million in the prior year first quarter to $2.0 million in the first quarter of fiscal 2002. As a percentage of net sales, SG&A expense in the first quarter decreased from 10.5% in fiscal 2001 to 8.8% in fiscal 2002. The decrease is attributable to a focused effort to control costs and the continued elimination and consolidation of administrative positions as well as other restructuring activities completed in fiscal 2001.

Interest expense

Interest expense for the first quarter of fiscal 2002 increased $0.7 million (31.8%) to $2.9 million from $2.2 million for the comparable quarter in fiscal 2001. The increase in interest expense for the quarter is due primarily to higher debt levels, the compounding of interest on deferred interest amounts, and the amortization of deferred financing fees paid in connection with financing activities.

Net loss

The Company recorded a net loss of $1.9 million for the first quarter of fiscal 2002 compared to a net loss of $5.2 million in the same period of 2001. The reduction of the net loss in fiscal 2002 compared to fiscal 2001 is due to improved gross margins, a $1.9 million change in impairment and nonrecurring charges and adjustments as discussed above, and reduced SG&A spending netted with increased interest expense.

LIQUIDITY AND CAPITAL RESOURCES

At March 30, 2002, the Company had total cash balances of $1.3 million and negative working capital of $85.3 million compared to $1.0 million of cash and negative working capital of $84.1 million at December 29, 2001. The large amount of negative working capital is due to the current maturities of long-term debt that result from the classifications caused by technical defaults under the related credit agreements and increases in the amount of accrued interest and dividends. Accounts receivable increased by $0.6 million (4.7%) from $12.9 million at December 29, 2001, to $12.3 million at March 30, 2002. Inventories increased by $0.3 million (8.8%) over the same period. Net cash used in operating activities was $0.8 million in the first quarter of fiscal 2002, which is a decrease of $1.5 million compared to the $2.3 million of net cash used in the first quarter of fiscal 2001. The decline in operating cash used in operations was mainly related to the reduced net loss in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001.

Investing activities consisted primarily of capital expenditures of $0.1 million in the first quarter of fiscal 2002 and $1.1 million in the first quarter of fiscal 2001. During the first quarter of fiscal 2002 the Company entered into $0.5 million of capital lease agreements which represented a renegotiation of the terms of certain existing equipment leases. These non-cash transactions are not reflected in the statement of cash flows.

Financing activities provided $1.1 million of net cash in the first quarter of fiscal 2002 as compared to using $0.9 million in the corresponding period of fiscal 2001. During the first quarter of fiscal 2001, financing activities included repayment of debt and proceeds of common stock issuances related to the Employees Stock Purchase Plan. During the first quarter of fiscal 2002, financing activities included proceeds from revolving credit borrowings and repayments on long-term capital leases.

On April 26, 2002, in an effort to provide the Company additional time to negotiate and implement a long-term restructuring plan, the senior debt lenders amended their previous agreement (“Amended Senior Credit Agreement”) with the Company whereby the banks agreed to: (i) forego existing default remedies through June 28, 2002; (ii) adjust certain financial and other covenants; (iii) require the closing of the sale of the Montpelier manufacturing facility by May 15, 2002; and (iv) modify debt service requirements related to the revolving credit and term debt facilities, including extending the due date of the debt to June 28, 2002. In addition, certain subordinated debt holders waived existing defaults through June 28, 2002. The Company is negotiating a long-term restructuring plan with its lenders and expects those negotiations to be completed prior to June 28, 2002.

TAX CONSIDERATIONS

The Company has net operating loss (“NOL”) carryforwards of approximately $60 million for income tax purposes that are available to offset future taxable income that expire in 2006 through 2021. However, there are federal tax laws that restrict or eliminate NOL carryforwards when certain changes of control occur. A 50% change of control, which is calculated over a rolling three-year period, may cause the Company to lose some or all of its NOL carryforward benefits. Due to the significant number of equity transactions that have occurred in recent years the Company believes there may have been changes in control that might limit the future tax benefits from utilizing our NOL carryforwards.

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

In many instances the Company has been able to pass through changes in the cost of its raw materials to customers in the form of price increases. However, there is no assurance that the Company will be able to continue such pass throughs, or that the timing of such pass throughs will coincide with the Company’s increased costs. To the extent that increases in the cost of plastic resin cannot be passed on to customers, or that the duration of time lags associated with a pass through becomes significant, such increases may have an adverse impact on gross profit margins and the overall profitability of the Company.

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

The statements contained in this document or incorporated by reference that are not historical facts are forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management’s current expectations or beliefs and are subject to a number of risks and uncertainties. In particular, any statement contained herein regarding the consummation and benefits of future acquisitions, as well as expectations with respect to future sales, operating efficiencies, and product expansion are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which may cause actual results, performance or achievements to differ materially from those described in the forward looking statements. Factors which may cause actual results to differ materially from those contemplated by the forward-looking statements, include, among other things: overall economic and business conditions; the demand for the Company’s goods and services; competitive factors in the industries in which the Company competes; increases in production or material costs that cannot be recouped in product pricing; changes in government regulations; changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate fluctuations and other capital market conditions; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions; and the timing, impact and other uncertainties of future acquisitions. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is a change in interest rates in connection with its outstanding variable rate short-term and long-term debt. An increase in interest rates of 1% could result in the Company incurring an additional $0.3 million in annual interest expense. Conversely, a decrease in interest rates of 1% could result in the Company saving $0.3 million in annual interest expense. The Company does not expect such market risk exposure to have a material adverse effect on the Company. The Company does not enter into market risk sensitive instruments for trading purposes.

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

In May, 2002, the Company agreed to pay $80,000 to settle a claim by the lessor of the Company’s former Technology Center alleging damages as a result of the early termination of the lease at the facility.

In addition to the above matters, the Company is a party to certain other litigation involving claims alleging damages under various contractual arrangements. After taking into consideration legal counsel’s evaluation of these claims and actions, the Company is currently of the opinion that their outcome will not have a significant effect on the Company’s consolidated financial position or future results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first quarter ended March 30, 2002, the Company did not issue any unregistered shares of its Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Refer to Liquidity and Capital Resources Section within Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item II and Note 6 to the Condensed Consolidated Financial Statements in Part I, Item I.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit Number	Description
2(h)	Asset Purchase Agreement dated April 10, 2002, by and between CK Technologies, L.L.C. and Clarion Technologies, Inc.
10(y)	Fifth Amendment to Credit Agreement dated as of April 26, 2002 by and among Clarion Technologies, Inc. and its subsidiaries, LaSalle Bank National Association, Bank One, Michigan and Comerica Bank.
10(z)	Third Amendment to Senior Subordinated Loan Agreement dated as of April 26, 2002 by and among Clarion Technologies, Inc., its subsidiaries party thereto, William Blair Mezzanine Capital Fund III, L.P., Emilie D. Wierda Living Trust dated 3/1/94, William Beckman, Thomas Wallace, The Craig Wierda Grantor Retained Annuity Trust, dated January 31, 1994, and the Emilie Wierda Grantor Retained Annuity Trust, dated January 31, 1994.

(b)    Reports on Form 8-K

The Company filed the following two (2) reports on Form 8-K during the three months ended March 30, 2002:
(i)	January 1, 2002; pursuant to Item 5, the Company reported that it had requested a hearing to appeal a Nasdaq staff determination to delist the Company’s common stock from the Nasdaq Small Cap Market. No financial statements were filed as part of this report.

(ii)	March 13, 2002; pursuant to Item 5, the Company reported that it had received the Nasdaq Listing Qualifications Panel determination to delist the Company’s securities from the Nasdaq Small Cap Market effective with the open of business on March 13, 2002. No financial statements were filed as part of this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2002	CLARION TECHNOLOGIES, INC. /s/ Edmund Walsh Edmund Walsh, Principal Financial Officer