Form 10-Q
period 2002-06-29
CLARION TECHNOLOGIES INC/DE/
filed 2002-08-13
CIK 835409

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

Commission file number 0-24690

CLARION TECHNOLOGIES, INC.
(Name of registrant as specified in its charter)

Delaware (State of Incorporation)	91-1407411 (I.R.S. Employer Identification No.)

38 W. Fulton, Suite 400, Grand Rapids, Michigan 49503
(Address of principal executive offices)

Issuer's telephone number:  (616) 233-6680

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

The number of shares outstanding of registrant’s common stock was 44,142,011 as of August 13, 2002.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

                                            Second Quarter Ended               Year to Date Ended
                                            --------------------               ------------------
                                          June 29, 2002   June 30, 2001   June 29, 2002    June 30, 2001
                                          -------------   -------------   -------------    -------------

     Net sales                              $   22,206      $   22,322      $   40,863       $   48,106
     Cost of sales                              18,297          24,321          34,613           47,447
                                          -------------   -------------   -------------    ------------
          Gross profit (loss)                    3,909         (1,999)           6,250            (106)

     Operating expenses:
     Selling, general and
     administrative expenses                     1,923           3,111           3,919            6,132
     Impairment and other
     nonrecurring charges                         (24)             878           (452)            2,378
                                          -------------   -------------   -------------    ------------
                                                 1,899           3,989           3,467            8,510
                                          -------------   -------------   -------------    ------------
          Operating income (loss)                2,010         (5,988)           2,783          (8,616)

     Interest expense                          (2,700)         (2,693)         (5,613)          (4,930)
     Other income (expense), net                     8             (5)              24             (98)
                                          -------------   -------------   -------------    ------------
     Loss from continuing
     operations before income tax
     provision                                   (682)         (8,686)         (2,806)         (13,644)

     Income tax provision                         -               -               -                -
                                          -------------   -------------   -------------    ------------

     Loss from continuing
     operation                                   (682)         (8,686)         (2,806)         (13,644)
     Discontinued operations:

          Income (loss) from
          discontinued operations
          (including loss on
          disposal of $97 in 2002)                (81)         (5,267)             176          (5,469)
                                          -------------   -------------   -------------    ------------

          Net loss                           $   (763)    $   (13,953)      $  (2,630)      $  (19,113)
                                          =============   =============   =============    ============

     Net loss                                $   (763)    $   (13,953)      $  (2,630)      $  (19,113)
     Accretion of preferred stock                (496)            -              (978)             -
     to mandatory redemption value
     Preferred stock dividends                   (696)           (465)         (1,372)          (1,019)
                                          -------------   -------------   -------------    ------------
     accrued
          Loss attributable to
     common shareholders                  $    (1,955)    $   (14,418)    $    (4,980)     $   (20,132)
                                          =============   =============   =============    ============

     Average shares outstanding
     (basic and diluted)                        43,556          23,547          41,246           23,539
                                          =============   =============   =============    ============

     Loss per share (basic and
     diluted):
          Loss from continuing
          operations                             (.04)           (.39)           (.12)            (.63)
          Loss from discontinued                  -              (.22)            -               (.23)
                                          -------------   -------------   -------------    ------------                                          -------------     -----------   -------------      -----------
          operations
          Net loss                        $      (.04)    $      (.61)    $      (.12)     $      (.86)
                                          =============   =============   =============    ============

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                                     June 29, 2002     December 29, 2001
                                                                     -------------     -----------------
        ASSETS                                                        (UNAUDITED)           (AUDITED)
        Current assets:
             Cash and cash equivalents
             Accounts receivable, net of allowance of $405 and        $       416           $     1,010
        $558, respectively                                                 10,027                10,879
             Inventories                                                    3,091                 2,581
             Prepaid expenses and other current assets                        342                   520
             current assets of discontinued operations                       -                    2,929
                                                                      ------------          ------------
                 Total current assets                                      13,876                17,919

        Property, plant and equipment, net                                 25,321                26,175
        Property, plant and equipment of discontinued
        operations, net                                                      -                   11,675
                                                                      ------------          ------------
                 Total property, plant, and equipment                      25,321                37,850

        Other assets:
             Goodwill                                                      24,521                24,521
             Deferred program costs, net of ACCUMULATED
        amortization of $1,194 and $887, respectively                       2,331                 2,763
             Deferred financing costs, net of ACCUMULATED
        amortization of $1,707 and $1,291, respectively                       581                   794
             Notes receivable, net                                            792                  -
             Building and equipment held for sale                           1,200                 1,200
             Long-term assets of discontinued operations                     -                      143
                                                                     ------------          ------------
                                                                     $     68,622          $     85,190
                                                                     ============          ============

        LIABILITIES AND SHAREHOLDERS' DEFICIT
        Current liabilities:
             Accounts payable                                        $      9,292          $     14,362
             Accrued liabilities and dividends payable                     16,899                12,893
             Revolving line of credit                                       8,312                 9,937
             Current portion of long-term debt                             20,010                62,681
             Current liabilities of discontinued operations                  -                    2,112
                                                                     ------------          ------------
                 Total current liabilities                                 54,513               101,985

        Long-term debt, net of current portion                             35,196                   226
        Other liabilities                                                      27                   106
                                                                     ------------          ------------
                 Total liabilities                                         89,736               102,317

        Redeemable common stock                                             2,550                 2,550
        Redeemable preferred stock                                         17,919                16,941

        Shareholders' deficit:
             Common stock                                                      44                    24
             Additional paid-in capital                                    34,578                34,583
             Accumulated deficit                                          (76,205)              (71,225)
                                                                     ------------          ------------
                 Total shareholders' deficit                              (41,583)              (36,618)
                                                                     ------------          ------------
                                                                     $     68,622          $     85,190
                                                                     ============          ============

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                             Year to Date Ended
                                                                             ------------------
                                                                      June 29, 2002        June 30, 2001
                                                                      -------------        -------------

        OPERATING ACTIVITIES:
             Net loss                                                   $   (2,630)          $  (19,113)
             Depreciation and amortization                                   3,410                3,971
             Impairment and other nonrecurring charges and
             adjustments                                                      (591)               7,433
             Changes in operating assets and liabilities, net of
             effects of 2002 sale of manufacturing operations               (2,947)               4,649
             loss on sale of manufacturing operations                           97                  -
             Other, net                                                         (1)                  20
                                                                        -----------          -----------
                 Cash used in operating activities                          (2,662)              (3,040)

        INVESTING ACTIVITIES:
             Capital expenditures                                             (372)              (1,337)
             Proceeds from sale of manufacturing operations                 12,780                  -
             Other                                                               9                   10
                                                                        -----------          -----------
                  Cash provided by (used in) investing activities           12,417               (1,327)

        FINANCING ACTIVITIES:
             Net change in revolving credit borrowings                      (1,625)
                                                                                             -
             Proceeds from long-term borrowings                                -                  4,469
             Payment of deferred financing costs                              (203)                (610)
             Repayments of long-term debt                                   (8,536)              (3,857)
             Proceeds from issuance of capital stock                            15                   62
                                                                        -----------          -----------
                 Cash provided by (used in) financing activities           (10,349)                  64
                                                                        -----------          -----------

        NET DECREASE IN CASH AND CASH EQUIVALENTS
                                                                              (594)              (4,303)

        CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR
                                                                             1,010                5,252
                                                                        -----------          -----------

        CASH AND CASH EQUIVALENTS, END OF PERIOD                        $      416           $      949
                                                                        ===========          ===========

        SUPPLEMENTAL CASH FLOW INFORMATION:

               Interest paid                                            $    2,272           $    2,857
               Income taxes paid                                               -                    -
               Capital lease obligations Incurred                              470                  -

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  OPERATIONS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarion Technologies, Inc. and Subsidiaries (collectively referred to as “Clarion” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 29, 2001.

The Company sold its Montpelier facility in April 2002. The prior period balance sheet and income statement has been reclassified to present comparable information and to reflect the results of operations of Montpelier as discontinued operations. (See Note 5)

The Company has classified checks disbursed but not yet presented for payment as accounts payable. The amounts at June 29, 2002, and December 29, 2001, were $1,501,000 and $894,000, respectively.

The Company has been proactively addressing its current liquidity and operational issues in an effort to improve cash flows. On June 12, 2002, the Company negotiated an amendment to its senior credit agreement (“Amended Senior Credit Agreement”) whereby the banks agreed to: (i) forbear with respect to previously existing defaults, (ii) adjust certain financial and other covenants; and (iii) modify debt service requirements related to the revolving credit and term debt facilities, including extending the due date of the debt to April 30, 2003. In addition, subordinated debt holders waived previously existing defaults and deferred interest payments until April 30, 2003. As a result of these actions, the Company was permitted to reclassify certain debt to long-term in accordance with the terms of the related loan agreements. In addition, as indicated above, the Company sold its Montpelier facility in April 2002, which decreased operating losses and related cash outflows. The Company is presently in discussions with subordinated debt holders to restructure certain existing debt to equity.

The Company operates in a single geographic location, North America, and in a single reportable business segment, plastic injection molding. The accounting policies of this reportable business segment are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

2.  NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead annually test goodwill for impairment. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test within six months of the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The goodwill impairment test, which was completed with the assistance of an independent valuations firm, had no impact on the Company’s financial position and results of operations. The reassessment of useful lives assigned to other intangibles did not impact earnings in the first or second quarter of fiscal 2002. The non-amortization provisions of the standard increased net earnings by $161,000 during the second quarter and $322,000 for the six-month period ended June 29, 2002.

The following is a reconciliation of the reported net loss to the adjusted net loss which excludes goodwill amortization for the 2001 periods:

                                           Second Quarter Ended                Year to Date Ended
                                           --------------------                ------------------
                                      June 29, 2002     June 30, 2001    June 29, 2002     June 30, 2001
                                      -------------     -------------    -------------     -------------

     Reported net loss                $   (763,000)     $(13,953,000)    $ (2,630,000)     $(19,113,000)
     Add back:
         Goodwill amortization                 -             182,000              -             439,000
                                      -------------     -------------    -------------     -------------
          Adjusted net loss           $   (763,000)     $(13,771,000)    $ (2,630,000)     $(18,674,000)
                                      =============     =============    =============     =============

The effect on basic and diluted earnings per share of eliminating goodwill amortization for the second quarter and year-to-date for 2001 was an increase of $0.01 and $0.02, respectively.

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company adopted the standard effective December 30, 2001. The adoption of SFAS 144 had no significant impact on the Company’s financial results, except that it permitted the Company to report the sale of its former Montpelier facility as discontinued operations. (See Note 5.)

3.  INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The components of inventories are as follows:

                                                              June 29,              December 29,
                                                                2002                    2001
                                                        ---------------------    --------------------
       Raw materials                                              $1,496,000              $1,502,000
       Work in process                                               216,000                  66,000
       Finished goods                                              1,379,000               1,013,000
                                                        ---------------------    --------------------
       Inventory related to continuing operations                  3,091,000               2,581,000
       Inventory related to discontinued operations                      -                   784,000
                                                        ---------------------    --------------------
       Total                                                      $3,091,000              $3,365,000
                                                        =====================    ====================

4.  IMPAIRMENT AND OTHER NONRECURRING CHARGES AND ADJUSTMENTS

On March 16, 2001, the Company announced the closing of one of its facilities in Greenville, Michigan. The plant closing resulted in the transfer of employees and related production to other Company facilities located in Western Michigan. Management accrued nonrecurring pre-tax charges of $1,500,000 and $500,000 in the first and fourth quarters of fiscal 2001, respectively, related to the closing to cover various exit costs ($500,000) and anticipated non-cash losses on the sale of the property, plant, and certain equipment ($1,500,000). At the end of July 2001, the closing activities were substantially completed. The closed facility and certain equipment are considered assets held for sale and are recorded at fair value less costs to sell ($1,200,000) at June 29, 2002. In June 2002, the Company recorded a $24,000 adjustment related to the sale of certain equipment at this facility which had been previously reserved.

During the second quarter of fiscal 2001, the Company announced its decision to relocate certain functions previously located in its Technical Center and to outsource the manufacture of tooling. Specifically, these actions included the relocation of engineering, program management, and sales personnel to the Company’s manufacturing facilities in order to provide integrated support to the manufacturing operations. In addition, many of the tool makers and equipment previously used in the manufacture of tooling were moved directly into the manufacturing facilities. The Company continues to manage new tooling programs for its customers, but outsources the actual tool manufacturing. Management accrued a nonrecurring pre-tax charge of $878,000 related to these actions to cover various exit costs ($465,000) and anticipated non-cash losses on the disposition of certain furniture, fixtures, and equipment ($413,000), which non-cash losses were incurred during the remainder of fiscal 2001. These relocation activities were completed by the end of the third quarter of fiscal 2001.

During the second quarter of 2001, as a result of the current operating and industry conditions, the Company performed an analysis of the expected future cash flows related to its manufacturing facilities and determined that an asset impairment charge in the amount of $5,055,000 was required to adjust the net carrying value of the assets of one of its facilities, including goodwill, to fair value under the provisions of Statement of Financial Accounting Standards No. 121. This non-cash charge was related to the Montpelier facility that was sold in FY 2002. This charge has been included in discontinued operations.

As of June 29, 2002, $278,000 of exit costs have been charged against the initial liabilities associated with the aforementioned restructuring activities. In May 2002, the Company reached a settlement agreement with the lessor of the Company’s former Technology Center concerning the early termination of the Company’s lease. As a result of the settlement, accrued exit costs were reduced by $428,000 in the first quarter of fiscal 2002.

Changes in the balances of the Company’s restructuring liabilities were as follows:

                    Balance at December 29, 2001                         $1,417,000
                         Reversal of exit costs                            (512,000)
                         Payment of exit costs                             (247,000)
                                                               ----------------------
                    Balance at June 29, 2002                               $658,000
                                                               ======================

5.  DISCONTINUED OPERATIONS

In an effort to reduce both operating losses and long-term debt, the Company sold the assets related to its Montpelier manufacturing facility that served the heavy truck industry on April 29, 2002. The Company received $12,780,000 in cash, $800,000 in notes (bearing interest at 7.0% and due on or before April 28, 2005), plus the assumption of certain liabilities. Assets sold included approximately $3,312,000 of receivables, $593,000 of inventory, and $11,402,000 of net fixed assets. Liabilities assumed consisted primarily of approximately $2,331,000 of payables and accruals. The buyer purchased certain of these working capital items at their net carrying value as determined as of the closing date. The Company incurred a loss of $97,000 on the sale, the proceeds of which were used to pay certain debt obligations under the Amended Senior Credit Agreement. In accordance with SFAS No. 144, the balance sheet and operations of this facility have been segregated as discontinued operations and include the amounts indicated in the following table.

                                            Second Quarter Ended               Year to Date Ended
                                            --------------------               ------------------
                                          June 29, 2002   June 30, 2001   June 29, 2002    June 30, 2001
                                          -------------   -------------   -------------    -------------

        Net sales                          $ 1,642,000     $ 4,636,000     $ 5,551,000      $ 8,418,000
        Net income (loss)                      (81,000)     (4,759,000)        176,000       (5,856,000)

                                                            June 29, 2002     December 29, 2001
                                                            -------------     -----------------
        Current assets:
            Accounts receivable                                $     -               $    2,033
            Inventory                                                -                      784
            Prepaid expenses and other                               -                      112
                                                               ----------            ----------
        Total current assets                                         -                    2,929

        Long term assets:
            Property, plant, and equipment, net                $     -               $   11,675
            Other long term assets                                   -                      143
                                                               ----------            ----------
        Total long term assets                                       -                   11,818

        Current liabilities:
            Accounts payable                                   $     -                $   1,896
            Accrued payroll and benefits                             -                       98
            Other current liabilities                                -                      118
                                                               ----------            ----------
        Total current liabilities                                    -                    2,112

6.  LONG-TERM DEBT

On June 12, 2002, the Company reached agreements with its senior lenders to extend the maturity date of the debt owed to each of them and make certain principal and interest payments. The senior lenders agreed to forbear with respect to previously existing defaults and subordinated debt holders waived previously existing defaults and deferred interest payments until April 30, 2003. The maturity date of the senior debt was extended from June 28, 2002, to April 30, 2003. In addition, the Company’s mezzanine lenders have agreed to defer interest payments on their debt through April 30, 2003. Total interest deferred was $7,997,000 at June 29, 2002.

7.  COMMITMENTS AND CONTINGENCIES

The Company is involved in certain claims and litigation arising in the normal course of business.

The Company is a defendant in a suit filed by the former owners of Drake Products Corporation against the Company for breach of contract related to employment and consulting agreements. The Company has filed a counter suit to this claim stating that dismissal under the contracts was with cause and results in no remaining liability. Although the Company believes it has meritorious defenses against the claim, approximately $1,900,000 would be due under the contracts through January 2005 if the Company is held liable. No amounts have been accrued under the employment and consulting contracts since the date of termination.

In addition to the above matter, the Company is a party to certain other litigation involving claims alleging damages under various contractual arrangements. After taking into consideration legal counsel’s evaluation of these claims and actions, the Company is currently of the opinion that their outcome will not have a significant effect on the Company’s consolidated financial position or future results of operations.

8.  COMMON STOCK

At the annual meeting of stockholders held on June 25, 2002, the holders of the Company’s preferred and common stock approved a Board of Directors proposal to amend the Company’s Certificate of Incorporation to increase the authorized common stock from 60,000,000 shares to 100,000,000 shares, each share with a par value of $.001.

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

The Company sold its Montpelier facility in April 2002. The prior period income statement has been reclassified to present comparable information and to reflect the results of operations of Montpelier as discontinued operations.

RESULTS OF OPERATIONS

The table below summarizes the components of the Company's Condensed Consolidated Statements of Operations as a percentage of net sales:

                                            Second Quarter Ended               Year to Date Ended
                                            --------------------               ------------------
                                        June 29, 2002    June 30, 2001    June 29, 2002    June 30, 2001
                                        -------------    -------------    -------------    -------------

      Net sales                                100.0%           100.0%           100.0%           100.0%
     Cost of sales                              82.4%           109.0%            84.7%           100.2%
                                            ---------        ---------        ---------        ---------
          Gross profit (loss)                   17.6%           (9.0%)            15.3%           (0.2%)
     Selling, general and
     administrative expenses                     8.7%            13.9%             9.6%            13.0%
     Impairment and other
     nonrecurring charges                      (0.1%)             3.9%           (1.1%)             5.0%
                                            ---------        ---------        ---------        ---------
          Operating income (loss)                9.0%          (26.8%)             6.8%          (18.2%)
     Interest expense                         (12.1%)          (12.1%)          (13.7%)          (10.4%)
     Other income (expense), net                  -                -                -             (0.2%)
                                            ---------        ---------        ---------        ---------
     Loss from continuing
     operations before income tax
     provision                                 (3.1%)          (38.9%)           (6.9%)          (28.8%)
     Income tax provision                         -                -                -                -
                                            ---------        ---------        ---------        ---------
          Loss from continuing
          operations                           (3.1%)          (38.9%)           (6.9%)          (28.8%)
          Income (loss) from
          discontinued operations              (0.3%)          (23.6%)             0.4%          (11.6%)
                                            ---------        ---------        ---------        ---------
          Net loss                             (3.4%)          (62.5%)           (6.5%)          (40.4%)
                                            =========        =========        =========        =========

Net sales

Net sales of $22,206,000 in the second quarter of 2002 were $116,000 (0.5%) lower than net sales of $22,322,000 in the second quarter of 2001. Net sales for the first two quarters of 2002 were $40,863,000, a decrease of $6,478,000 (13.7%) from net sales of $47,341,000 for the same period in the prior year. The decreases for the second quarter and year-to-date are primarily related to the loss of tooling revenue due to lower amounts of new projects and a reduction of a selected portion of consumer goods sales. This trend in tooling revenue is expected to continue as the number of projects requiring tooling development has decreased. This overall decrease was offset in part by improved pricing arrangements with significant customers and increases in sales to our consumer goods customers, which are expected to continue to increase due to the long-term supply agreement with a major customer, which the Company entered into in April 2002.

Gross profit

Gross profit, as a percentage of 2002 net sales, was 17.6% for the second quarter and 15.3% for the first two quarters, compared to negative 9.0% and negative 0.2% in the corresponding periods of 2001. The improvement was attributable to improved pricing arrangements with significant customers and operating initiatives that have decreased our overall cost structure, specifically labor and scrap costs. Also, during the second quarter of 2001, the Company experienced significant launch costs during a major consumer products model changeover.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for the second quarter of 2002 decreased $1,188,000 or 38.1% to $1,923,000 from $3,111,000 for the same period in the prior year. SG&A decreased $2,214,000 or 36.1% to $3,919,000 in fiscal 2002 from $6,133,000 in fiscal 2001. The decreases are attributable to a focused effort to control costs and the continued elimination and consolidation of administrative positions as well as other restructuring activities completed in fiscal 2001.

Impairment and other nonrecurring charges

On March 16, 2001, the Company announced the closing of one of its facilities in Greenville, Michigan. The plant closing resulted in the transfer of employees and related production to other Company facilities located in Western Michigan. Management accrued a nonrecurring pre-tax charge of $1,500,000 related to the closing to cover various exit costs ($500,000) and anticipated non-cash losses on the sale of the property, plant, and certain equipment ($1,000,000) in the first quarter of 2001. At the end of July 2001, the closing activities were substantially completed. The closed facility and certain equipment are considered assets held for sale and are recorded at fair value less costs to sell ($1,200,000) at June 29, 2002 and December 29, 2001. In June 2002, the Company recorded a $24,000 adjustment related to the sale of certain equipment at this facility which had been previously reserved.

During the second quarter of fiscal 2001, the Company announced its decision to relocate certain functions previously located in its Technical Center and to outsource the manufacture of tooling. Specifically, these actions included the relocation of engineering, program management, and sales personnel to the Company’s manufacturing facilities in order to provide integrated support to the manufacturing operations. In addition, many of the tool makers and equipment previously used in the manufacture of tooling were moved directly into the manufacturing facilities. The Company continues to manage new tooling programs for its customers, but outsources the actual tool manufacturing. Management accrued a nonrecurring pre-tax charge of $878,000 related to these actions to cover various exit costs ($465,000) and anticipated non-cash losses on the disposition of certain furniture, fixtures, and equipment ($413,000), which non-cash losses were incurred during the remainder of fiscal 2001. These relocation activities were completed by the end of the third quarter of fiscal 2001.

As of June 29, 2002, $278,000 of exit costs have been charged against the initial liabilities associated with the fiscal 2001 restructuring activities. In May 2002, the Company reached a settlement agreement with the lessor of the Company’s former Technology Center concerning the early termination of the Company’s lease. As a result of the settlement, accrued exit costs were reduced by $428,000 in the first quarter of fiscal 2002.

Interest expense

Interest expense for the second quarter of 2002 was $2,700,000, an increase of $7,000 (0.3%) from the second quarter of 2001. Interest expense for the first two quarters of 2002 was $5,613,000, an increase of $683,000 (13.9%) over interest expense for the same period in the prior year. The increase in interest expense reflects increased average debt balances in the first six months of 2002 relative to the comparable period in 2001.

Discontinued operations

Loss from discontinued operations for the second quarter of 2002 was $81,000, a decrease of $5,186,000 (98.5%) from the second quarter of 2001. Income from discontinued operations for the first two quarters of 2002 was $176,000, an increase of $5,645,000 (103.2%) from the same period in the prior year. These amounts represent the operations of the former Montpelier facility, which operated primarily in the heavy truck industry. This facility was sold during the second quarter of 2002. The year to date and second quarter of 2002 amounts include a loss on the sale of the Montpelier facility of $97,000. The year to date and second quarter of 2001 amounts included nonrecurring charges of $5,055,000 related to the valuation of Montpelier assets.

Net loss

The Company recorded a net loss of $763,000 for the second quarter of 2002 and a net loss of $2,630,000 for the first two quarters of 2002, compared to net losses of $13,953,000 and $19,113,000 in the same periods of 2001, respectively. This improvement is a result of decreased launch costs and improved pricing arrangements with significant customers. Further, as described above in the discussion of selling, general and administrative expenses, 2002 results are favorably affected by the absence of the significant one-time charges incurred in the corresponding periods of 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company has been proactively addressing its current liquidity and operational issues, in an effort to improve cash flows. On June 12, 2002, the Company negotiated an amendment to its senior credit agreement (“Amended Senior Credit Agreement”) whereby the banks agreed to: (i) forbear with respect to previously existing defaults, (ii) adjust certain financial and other covenants; and (iii) modify debt service requirements related to the revolving credit and term debt facilities, including extending the due date of the debt to April 30, 2003. In addition, subordinated debt holders waived previously existing defaults and deferred interest payments until April 30, 2003. The Company is presently in discussions with subordinated debt holders to restructure certain existing debt to equity.

At June 29, 2002, the Company had negative working capital of $40,637,000 compared to negative $84,066,000 at December 29, 2001. The increase in working capital is mainly attributable to a $42,671,000 decrease in the current maturities of long-term debt resulting from the reclassification of the Company’s mezzanine and subordinated debt from current to long-term. Cash used in operations declined by $378,000 resulting from a decline in net loss incurred offset primarily by the Company’s use of cash in an effort to become more current in accounts payable, which is reflected in the change in operating assets and liabilities.

As described in Item 1, the Company sold the Montpelier facility for $12,780,000. The proceeds from the sale of this facility were used to pay down existing debt, which resulted in debt being reduced by $10,161,000 for the six months ended June 29, 2002.

TAX CONSIDERATIONS

The Company has net operating loss (“NOL”) carryforwards of approximately $60 million for income tax purposes that are available to offset future taxable income. The NOL carryforwards expire in 2006 through 2021. However, there are federal tax laws that restrict or eliminate NOL carryforwards when certain changes of control occur. A 50% change of control, which is calculated over a rolling three-year period, may cause the Company to lose some or all of its NOL carryforward benefits. Due to the significant number of equity transactions that have occurred in recent years the Company believes there may have been changes in control that might limit the future tax benefits from utilizing our NOL carryforwards.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is a change in interest rates in connection with its outstanding variable rate short-term and long-term debt. An increase in interest rates of 1% could result in the Company incurring an additional $231,000 in annual interest expense. Conversely, a decrease in interest rates of 1% could result in the Company saving $231,000 in annual interest expense. The Company does not expect such market risk exposure to have a material adverse effect on the Company. The Company does not enter into market risk sensitive instruments for trading purposes.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in certain claims and litigation arising in the normal course of business.

The Company is a defendant in a suit filed by the former owners of Drake against the Company for breach of contract related to employment and consulting agreements. The Company has filed a counter suit to this claim stating that dismissal under the contracts was with cause and results in no remaining liability. Although the Company believes it has meritorious defenses against the claim, approximately $1,900,000 would be due under the contracts through January 2005 if the Company is held liable. No amounts have been accrued under the employment and consulting contracts since the date of termination.

In May 2002, the Company paid $80,000 to settle a claim by the lessor of the Company’s former Technology Center related to the early termination of the lease at the facility.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the second quarter ended June 29, 2002, the Company did not issue any unregistered shares of its Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Refer to Liquidity and Capital Resources Section within Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item II and Note 6 to the Condensed Consolidated Financial Statements in Part I, Item I.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on June 25, 2002, the stockholders of the Company took the following actions:

1.	The holders of the Company’s preferred and common stock elected the following five directors for terms of office expiring at the annual meeting of stockholders in the year 2003:
	NAME	FOR	WITHHOLD
	Steven W. Olmstead Jack D. Rutherford Frederick A. Sotok Frank T. Steck Craig A. Wierda	38,956,048 40,768,973 39,254,348 40,149,973 38,954,258	2,007,679 194,754 1,709,379 813,754 2,009,469
2.	The holders of the Company’s preferred and common stock approved a Board of Directors proposal to amend the Company’s Certificate of Incorporation to increase the authorized common stock from 60,000,000 shares to 100,000,000 shares, each share with a par value of $.001. 38,864,974 shares were voted in favor of this proposal, while 2,098,753 shares voted against the proposal or abstained from voting.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

10.1	Supply Agreement between the Company and Electrolux Home Products, Inc. dated May 1, 2002.
10.2	Sixth Amendment to Credit Agreement between the Company and certain Lenders, dated June 12, 2002
10.3	Fourth Amendment to Senior Subordinated Loan Documents between the Company and certain Loan Parties, dated June 12, 2002
99.1	Certificate of the Chief Executive Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
99.2	Certificate of the Chief Financial Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)	Reports on Form 8-K

On April 29, 2002, pursuant to Item 5, the Company reported that it had entered into an agreement for the sale of certain of its assets and real property located in Montpelier, Ohio and used in its business of manufacturing and selling custom injection molded interior and exterior plastic components and related value added work by the heavy truck, automotive and related industries. No financial statements were filed as part of this report.

On May 1, 2002, pursuant to Item 5, the Company reported that it had entered into a long term Supply Agreement with a major customer and additionally had extended its debt maturity dates to April 30, 2003 and deferred interest payments with its mezzanine lenders until April 30, 2003. No financial statements were filed as part of this report.

On June 26, 2002, pursuant to Item 4, the Company reported that it had dismissed Ernst & Young, LLP as its independent auditors and had engaged BDO Seidman, LLP as its new independent auditors. No financial statements were filed as part of this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2002	CLARION TECHNOLOGIES, INC. /s/ Edmund Walsh Edmund Walsh, Chief Financial Officer

EXHIBIT LIST

10.1	Supply Agreement between the Company and Electrolux Home Products, Inc. dated May 1, 2002.
10.2	Sixth Amendment to Credit Agreement between the Company and certain Lenders, dated June 12, 2002
10.3	Fourth Amendment to Senior Subordinated Loan Documents between the Company and certain Loan Parties, dated June 12, 2002
99.1	Certificate of the Chief Executive Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
99.2	Certificate of the Chief Financial Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).