Form 10-Q
period 2002-09-28
CLARION TECHNOLOGIES INC/DE/
filed 2002-11-12
CIK 835409

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

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

The number of shares outstanding of registrant’s common stock was 44,227,984 as of November 12, 2002.

INDEX

ITEM NO.	DESCRIPTION	PAGE NO.

PART I - FINANCIAL INFORMATION........................................................................................................		1
Item 1.	Condensed Consolidated Financial Statements (Unaudited).........................................................
(a)        Condensed Consolidated Statements of Operations.........................................................
(b)        Condensed Consolidated Balance Sheets..........................................................................
(c)        Condensed Consolidated Statements of Cash Flows........................................................
	(d) Notes to Condensed Consolidated Financial Statements..................................................	1 1 3 4 5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations........	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.....................................................	13
Item 4.	Controls and Procedures................................................................................................................	13
PART II - OTHER INFORMATION...............................................................................................................		14
Item 1. Item 2. Item 3. Item 4. Item 5. Item 6.	Legal Proceedings...........................................................................................................................
Changes in Securities and Use of Proceeds....................................................................................
Defaults Upon Senior Securities....................................................................................................
Submission of Matters to a Vote of Security Holders...................................................................
Other Information..........................................................................................................................
	Exhibits and Reports on Form 8-K................................................................................................	14 14 14 14 14 14
Signatures............................................................................................................................................................		15
Certifications for Quarterly Report on Form 10-Q............................................................................................		16
EXHIBITS..........................................................................................................................................................		18

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

                                         Third Quarter Ended                  Year to Date Ended
                                         -------------------                  ------------------
                                       September 28,     September 29,    September 28,    September 29,
                                       -------------     -------------    -------------    -------------
                                            2002              2001             2002             2001
                                            ----              ----             ----             ----

    Net sales                              $ 19,993          $ 22,689         $ 60,855         $ 70,030
    Cost of sales                            17,768            22,632           52,381           70,079
                                           --------         ---------         --------         --------
         Gross profit (loss)                  2,225                57            8,474              (49)

    Operating expenses:
      Selling, general and
      administrative expenses                 1,821             2,943            5,739            9,076
      Impairment and other
      nonrecurring charges and
      adjustments                              (318)              123             (770)           2,501
                                           ---------        ---------         ---------        --------
                                              1,503             3,066            4,969           11,577
                                           ---------        ---------         --------         --------
         Operating income (loss)                722           (3,009)            3,505          (11,626)

    Interest expense                         (2,633)          (3,034)           (8,247)          (7,964)
    Other income (expense), net                  23              (47)               48             (145)
                                           ---------        ---------         ---------        ---------
      Loss from continuing
      operations before income tax
      provision                              (1,888)          (6,090)           (4,694)         (19,735)

    Income tax provision                      -                -                 -                -
                                           ---------        ---------         ---------        --------

    Loss from continuing operations          (1,888)          (6,090)           (4,694)         (19,735)
    Discontinued operations:

         Income (loss) from
         discontinued operations
         (including loss on
         disposal of $97 in 2002)                32               586             208            (4,882)
                                           ---------        ---------         ---------        --------

         Net loss                          $ (1,856)        $ (5,504)         $ (4,486)        $(24,617)
                                           =========        =========         =========        =========

    Net loss                               $ (1,856)        $ (5,504)         $ (4,486)        $(24,617)
    Accretion of preferred stock
    to mandatory redemption value              (511)           -                (1,489)           -
    Preferred stock dividends
    accrued                                    (717)            (774)           (2,089)          (1,793)
                                           ---------        ---------         ---------        --------
         Loss attributable to
         common shareholders               $ (3,084)        $ (6,278)         $ (8,064)        $(26,410)
                                           =========        =========         =========        =========

    Average shares outstanding
    (basic and diluted)                       43,952           23,637            42,148           23,572
                                           =========        =========         =========        =========

    Loss per share (basic and
    diluted):
         Loss from continuing
         operations                            (.07)            (.29)             (.19)            (.91)
         Income (loss) from                   -                  .02             -                 (.21)
                                           ---------        ---------         ---------        --------
         discontinued operations
         Net loss                          $   (.07)        $   (.27)         $   (.19)        $  (1.12)
                                           =========        =========         =========        =========

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                                     September 28,        December 29,
                                                                     -------------        ------------
                                                                          2002                2001
                                                                          ----                ----
                                                                       (UNAUDITED)          (AUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                          $       79           $    1,010
     Accounts receivable, net of allowance of $307 and $558,
respectively                                                                 9,846               10,879
     Inventories                                                             2,990                2,581
     Prepaid expenses and other current assets                                 164                  520
     Current assets of discontinued operations                                  -                 2,929
                                                                         ---------            ---------
         Total current assets                                               13,079               17,919

Property, plant and equipment, net                                          26,066               27,375
Property, plant and equipment of discontinued operations, net                    -               11,675
                                                                         ---------            ---------
         Total property, plant, and equipment                               26,066               39,050

Other assets:
     Goodwill                                                               24,521               24,521
     Deferred program costs, net of accumulated amortization of
$1,407 and $887, respectively                                                2,052                2,763
     Deferred financing costs, net of accumulated amortization of
$1,788 and $1,291, respectively                                                598                  794
     Notes receivable, net                                                     762                   -
     Long-term assets of discontinued operations                               -                    143
                                                                         ---------            ---------
                                                                         $  67,078            $  85,190
                                                                         =========            =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Revolving line of credit                                            $   7,542            $   9,937
     Accounts payable                                                        9,519               14,362
     Accrued liabilities and dividends payable                              19,078               12,893
     Current portion of long-term debt                                      26,709               62,681
     Current liabilities of discontinued operations                             -               2,112
                                                                         ---------            ---------
         Total current liabilities                                          62,848              101,985

Long-term debt, net of current portion                                      27,887                  226
Other liabilities                                                             -                     106
                                                                         ---------            ---------
         Total liabilities                                                  90,735              102,317

Redeemable common stock                                                      2,550                2,550
Redeemable preferred stock                                                  18,430               16,941

Shareholders' deficit:
     Common stock                                                               44                   24
     Additional paid-in capital                                             34,608               34,583
     Accumulated deficit                                                   (79,289)             (71,225)
                                                                         ---------            ---------
         Total shareholders' deficit                                       (44,637)             (36,618)
                                                                         ---------            ---------
                                                                         $  67,078            $  85,190
                                                                         =========            =========

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                            Year to Date Ended
                                                                            ------------------
                                                                    September 28,        September 29,
                                                                    -------------        -------------
                                                                         2002                 2001
                                                                         ----                 ----

    OPERATING ACTIVITIES:
         Net loss                                                      $   (4,486)           $  (24,617)
         Depreciation and amortization                                      4,909                 6,045
         Impairment and other nonrecurring charges and
         adjustments                                                         (770)                7,433
         Changes in operating assets and liabilities, net of
         effects of 2002 sale of manufacturing operations                    (923)                5,970
         Loss on sale of manufacturing operations                              97                  -
         Other, net                                                             1                  (19)
                                                                       -----------           -----------
             Cash used in operating activities                             (1,172)               (5,188)

    INVESTING ACTIVITIES:
         Capital expenditures                                                (522)               (1,709)
         Proceeds from sale of manufacturing operations                    12,780                  -
         Other                                                                 77                    14
                                                                       -----------           -----------
              Cash provided by (used in) investing activities              12,335                (1,695)

    FINANCING ACTIVITIES:
         Net change in revolving credit borrowings                         (2,395)                 -
         Proceeds from long-term borrowings                                  -                    9,330
         Payment of deferred financing costs                                 (301)                 (913)
         Repayments of long-term debt                                      (9,419)               (5,909)
         Proceeds from issuance of capital stock                               21                    84
                                                                       -----------           -----------
             Cash provided by (used in) financing activities              (12,094)                2,562
                                                                       -----------           -----------

    NET DECREASE IN CASH AND CASH EQUIVALENTS                                (931)               (4,321)

    CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            1,010                 5,252
                                                                       -----------           -----------

    CASH AND CASH EQUIVALENTS, END OF PERIOD                           $       79            $      931
                                                                       ===========           ===========

    SUPPLEMENTAL CASH FLOW INFORMATION:

           Interest paid                                               $    1,858            $    2,801
           Income taxes paid                                                 -                     -
           Capital lease obligations incurred                                 470                  -

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

The Company sold its Montpelier facility in April 2002. The prior period balance sheet and income statement have been reclassified to present comparable information and to reflect the results of operations of Montpelier as discontinued operations (see Note 5).

The Company has classified checks disbursed but not yet presented for payment as accounts payable. The amounts at September 28, 2002, and December 29, 2001, were $1,700,000 and $894,000, respectively.

The Company has been proactively addressing its current liquidity and operational issues in an effort to improve cash flows. On June 12, 2002, the Company negotiated an amendment to its senior credit agreement (“Amended Senior Credit Agreement”) whereby the banks agreed to:  (i) forbear with respect to previously existing defaults, (ii) adjust certain financial and other covenants; and (iii) modify debt service requirements related to the revolving credit and term debt facilities, including extending the due date of the debt to April 30, 2003. In addition, subordinated debt holders waived previously existing defaults and deferred interest payments until April 30, 2003. As a result of these actions, the Company was permitted to reclassify certain debt to long-term in accordance with the terms of the related loan agreements. In addition, as indicated above, the Company sold its Montpelier facility in April 2002, which decreased operating losses and related cash outflows. The Company is presently in discussions with certain subordinated debt holders to restructure certain existing debt to equity and is in discussion with the holders of its preferred stock to amend the terms thereof in a manner favorable to the Company.

The Company operates in a single geographic location, North America, and in a single reportable business segment, plastic injection molding. The accounting policies of this reportable business segment are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

2.   NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead annually test goodwill for impairment. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test within six months of the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The transitional goodwill impairment test, which was completed with the assistance of an independent valuations firm, had no impact on the

Company’s financial position and results of operations. The reassessment of useful lives assigned to other intangibles did not impact earnings in the first, second or third quarter of fiscal 2002. The non-amortization provisions of the standard increased net earnings by $161,000 during the third quarter and $483,000 for the nine-month period ended September 28, 2002.

The following is a reconciliation of the reported net loss to the adjusted net loss which excludes goodwill amortization for the 2001 periods:
                                         Third Quarter Ended                  Year to Date Ended
                                         -------------------                  ------------------
                                    September 28,     September 29,    September 28,     September 29,
                                    -------------     -------------    -------------     -------------
                                         2002              2001             2002              2001
                                         ----              ----             ----              ----

   Reported net loss                 $ (1,856,000)     $ (5,504,000)    $ (4,486,000)      $(24,617,000)
   Add back:
       Goodwill amortization                 -              169,000             -               608,000
                                     -------------     -------------    -------------      ------------
        Adjusted net loss            $ (1,856,000)     $ (5,335,000)    $ (4,486,000)      $(24,009,000)
                                     =============     =============    =============      ============

The effect on basic and diluted earnings per share of eliminating goodwill amortization for the third quarter and year-to-date for 2001 was an increase of $0.01 and $0.03, respectively.

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company adopted the standard effective December 30, 2001. The adoption of SFAS 144 had no significant impact on the Company’s financial results, except that it permitted the Company to report the sale of its former Montpelier facility as discontinued operations (see Note 5). In September 2002, management determined that certain assets at the closed Greenville facility (see Note 4) which had been classified as held for sale no longer meet the criteria outlined in SFAS 144. As a result, property, plant, and equipment balances have been adjusted to reflect this assessment.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at a date of a commitment to an exit or disposal plan. This statement superceded the guidance provided by Emerging Issues Task Force 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is effective prospectively for exit plan or disposal activities initiated after December 31, 2002. Because SFAS 146 only affects the timing of the recognition of the liabilities to be incurred if an entity makes a decision to exit or dispose of a particular activity, the Company does not expect the adoption of SFAS 146 to have a material impact on the Company’s financial statements.

3.   INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The components of inventories are as follows:

                                                           September 28,            December 29,
                                                                2002                    2001
                                                        ---------------------    --------------------
       Raw materials                                              $1,552,000              $1,502,000
       Work in process                                               408,000                  66,000
       Finished goods                                              1,030,000               1,013,000
                                                        ---------------------    --------------------
       Inventory related to continuing operations                  2,990,000               2,581,000
       Inventory related to discontinued operations                   -                      784,000
                                                        ---------------------    --------------------
       Total                                                      $2,990,000              $3,365,000
                                                        =====================    ====================

4.   IMPAIRMENT AND OTHER NONRECURRING CHARGES AND ADJUSTMENTS

On March 16, 2001, the Company announced the closing of one of its facilities in Greenville, Michigan. The plant closing resulted in the transfer of employees and related production to other Company facilities located in Western Michigan. Management accrued nonrecurring pre-tax charges of $1,500,000 and $500,000 in the first and fourth quarters of fiscal 2001, respectively, related to the closing to cover various exit costs ($500,000) and anticipated non-cash losses on the sale of the property, plant, and certain equipment ($1,500,000). At the end of July 2001, the closing activities were substantially completed. In June 2002, the Company recorded a $24,000 adjustment related to the sale of certain equipment at this facility which had been previously reserved. In September 2002, the Company recorded a $318,000 adjustment related to equipment being transferred and used in the operations of another facility which had been previously reserved.

During the second quarter of fiscal 2001, the Company announced its decision to relocate certain functions previously located in its Technical Center and to outsource the manufacture of tooling. Specifically, these actions included the relocation of engineering, program management, and sales personnel to the Company’s manufacturing facilities in order to provide integrated support to the manufacturing operations. In addition, many of the tool makers and equipment previously used in the manufacture of tooling were moved directly into the manufacturing facilities. The Company continues to manage new tooling programs for its customers, but outsources the actual tool manufacturing. The Company accrued a nonrecurring pre-tax charge of $878,000 related to these actions to cover various exit costs ($465,000) and anticipated non-cash losses on the disposition of certain furniture, fixtures, and equipment ($413,000), which non-cash losses were incurred during the remainder of fiscal 2001. These relocation activities were completed by the end of the third quarter of fiscal 2001.

During the second quarter of fiscal 2001, as a result of the current operating and industry conditions, the Company performed an analysis of the expected future cash flows related to its manufacturing facilities and determined that an asset impairment charge in the amount of $5,055,000 was required to adjust the net carrying value of the assets of one of its facilities, including goodwill, to fair value under the provisions of SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This non-cash charge was related to the Montpelier facility that was sold in April 2002. This charge has been included in discontinued operations. Additionally, $123,000 of associated deferred financing costs were written off during the third quarter of fiscal 2001.

In May 2002, the Company reached a settlement agreement with the lessor of the Company’s former Technology Center concerning the early termination of the Company’s lease. As a result of the settlement, accrued exit costs were reduced by $428,000 in the first quarter of fiscal 2002.

Changes in the balances of the Company’s restructuring liabilities were as follows:

                   Balance at December 29, 2001                         $1,417,000
                      Reversal of exit costs                              (428,000)
                      Payment of exit costs                               (379,000)
                                                              ----------------------
                   Balance at September 28, 2002                          $610,000
                                                              ======================

5.   DISCONTINUED OPERATIONS

In an effort to reduce both operating losses and long-term debt, the Company sold the assets related to its Montpelier manufacturing facility that served the heavy truck industry on April 29, 2002. The Company received $12,780,000 in cash, $800,000 in notes (bearing interest at 7.0% and due on or before April 28, 2005), plus the assumption of certain liabilities. Assets sold included approximately $3,312,000 of receivables, $593,000 of inventory, and $11,402,000 of net fixed assets. Liabilities assumed consisted primarily of approximately $2,331,000 of payables and accruals. The buyer purchased certain of these working capital items at their net carrying value as determined as of the closing date. The Company incurred a loss of $97,000 on the sale, the proceeds of which were used to pay certain debt obligations under the Amended Senior Credit Agreement. In accordance with SFAS 144, the balance sheet and operations of this facility have been segregated as discontinued operations and include the amounts indicated in the following tables.

                                         Third Quarter Ended                 Year to Date Ended
                                         -------------------                 ------------------
                                   September 28,     September 29,     September 28,     September 29,
                                   -------------     -------------     -------------     -------------
                                        2002              2001              2002              2001
                                        ----              ----              ----              ----

    Net sales                           $  7,000       $ 4,260,000       $ 5,557,000       $ 12,678,000
    Net income (loss)                     32,000           586,000           208,000         (4,882,000)

                                                    September 28, 2002                December 29, 2001
                                                    ------------------                -----------------
    Current assets:
        Accounts receivable                               $   -                               $   2,033
        Inventory                                             -                                     784
        Prepaid expenses and other                            -                                     112
                                                          --------                            ---------
    Total current assets                                      -                                   2,929

    Long term assets:
        Property, plant, and equipment, net               $   -                               $  11,675
        Other long term assets                                -                                     143
                                                          --------                            ---------
    Total long term assets                                    -                                  11,818

    Current liabilities:
        Accounts payable                                  $   -                               $   1,896
        Accrued payroll and benefits                          -                                      98
        Other current liabilities                             -                                     118
                                                          --------                            ---------
    Total current liabilities                                 -                                   2,112

6.   LONG-TERM DEBT

On June 12, 2002, the Company reached agreements with its senior lenders to extend the maturity date of the debt owed to each of them and make certain principal and interest payments. The senior lenders agreed to forbear with respect to previously existing defaults and subordinated debt holders waived previously existing defaults and deferred interest payments until April 30, 2003. The maturity date of the senior debt was extended from June 28, 2002, to April 30, 2003. In addition, the Company’s mezzanine lenders have agreed to defer interest payments on their debt through April 30, 2003. Total interest deferred was $9,699,000 at September 28, 2002. At October 1, 2002, the Company was in technical violation of a condition of the senior debt agreement that required a debt restructuring agreement be completed for certain subordinated debt before October 1, 2002. The Company has obtained a waiver for this default, and the restructuring deadline has been extended through December 16, 2002. Management believes that the completion of this restructuring is probable before this date.

7.   COMMITMENTS AND CONTINGENCIES

The Company is involved in certain claims and litigation arising in the normal course of business.

The Company is a defendant in a suit filed by the former owners of Drake Products Corporation against the Company for breach of contract related to employment and consulting agreements. The Company has filed a counter suit to this claim stating that dismissal under the contracts was with cause and results in no remaining liability. Although the Company believes it has meritorious defenses against the claim, approximately $1,900,000 would be due under the contracts through January 2005 if the Company is held liable. The resolution of this suit will not have a significant impact on the Company.

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

8.   COMMON STOCK

At the annual meeting of stockholders held on June 25, 2002, the holders of the Company’s preferred and common stock approved a proposal by the Board of Directors to amend the Company’s Certificate of Incorporation to increase the authorized common stock from 60,000,000 shares to 100,000,000 shares, each share with a par value of $.001.

The Company issued 850,000 shares of Clarion common stock in connection with the acquisition of Double J in 1999. Of these shares, 425,000 shares (“Put Shares”) are subject to the terms of stock put agreements (“Put Agreements”) that require the Company to purchase some or all of the Put Shares from the holders at a price of $6.00 per share. The maximum potential repurchase obligation of the Company is $2,600,000. These Put Agreements were set to expire on November 15, 2002. As a result of an amendment to the Put Agreements signed in October 2002, the related put options expire on November 15, 2003, and are exercisable between October 1, 2003, and November 14, 2003. The Company agreed to pay the holders of the put options an aggregate $284,000 as consideration for the Put Agreement amendments.

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

RESULTS OF OPERATIONS

The table below summarizes the components of the Company's Condensed Consolidated Statements of Operations as a percentage of net sales:

                                                 Third Quarter Ended                   Year to Date Ended
                                                 -------------------                   ------------------
                                          September 28,       September 29,      September 28,      September 29,
                                          -------------       -------------      -------------      -------------
                                               2002                2001               2002               2001
                                               ----                ----               ----               ----

        Net sales                                100.0%              100.0%             100.0%             100.0%
        Cost of sales                             88.9%               99.7%              86.1%             100.1%
                                              ----------          ----------         ----------        -----------
             Gross profit (loss)                  11.1%                0.3%              13.9%              (0.1%)
        Selling, general and
        administrative expenses                    9.1%               13.0%               9.4%              13.0%
        Impairment and other
        nonrecurring charges and
        adjustments                               (1.6%)               0.5%              (1.3%)              3.5%
                                              ----------          ----------         ----------        -----------
             Operating income (loss)               3.6%              (13.2%)              5.8%             (16.6%)
        Interest expense                         (13.2%)             (13.4%)            (13.6%)            (11.4%)
        Other income (expense), net                0.1%               (0.2%)              0.1%              (0.2%)
                                              ----------          ----------         ----------        -----------
        Loss from continuing
        operations before income tax
        provision                                 (9.5%)             (26.8%)             (7.7%)            (28.2%)
        Income tax provision                         -                   -                  -                  -
                                              ----------          ----------         ----------        -----------
             Loss from continuing
             operations                           (9.5%)             (26.8%)             (7.7%)            (28.2%)
             Income (loss) from
             discontinued operations               0.2%                2.6%               0.3%              (7.0%)
                                              ----------          ----------         ----------        -----------
             Net loss                             (9.3%)             (24.2%)             (7.4%)            (35.2%)
                                              =========           =========          =========          =========

Net sales

Net sales of $19,993,000 in the third quarter of 2002 were $2,696,000 (11.9%) lower than net sales of $22,689,000 in the third quarter of 2001. Net sales for the first three quarters of 2002 were $60,855,000, a decrease of $9,175,000 (13.1%) from net sales of $70,030,000 for the same period in the prior year. The decreases for the third quarter and year-to-date are primarily related to the loss of tooling revenue due to lower numbers of new projects and a reduction of a selected portion of consumer goods sales. This trend in tooling revenue is expected to continue because the number of projects requiring tooling development has decreased. This overall decrease was offset in part by improved pricing arrangements with significant customers and increases in sales to our consumer goods customers, which are expected to continue to increase due to the long-term supply agreement with a major customer that the Company entered into in April 2002.

Gross profit

Gross profit, as a percentage of 2002 net sales, was 11.1% for the third quarter and 13.9% for the first three quarters, compared to 0.3% and negative 0.1% in the corresponding periods of 2001. The improvement was attributable to improved pricing arrangements with significant customers and operating initiatives that have decreased our overall cost structure, specifically labor and scrap costs. Also, during the second quarter of 2001, the Company experienced significant launch costs during a major consumer products model changeover.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for the third quarter of 2002 decreased $1,122,000 or 38.1% to $1,821,000 from $2,943,000 for the same period in the prior year. SG&A decreased $3,337,000 or 36.8% to $5,739,000 in the first three quarters of 2002 from $9,076,000 in the first three quarters of 2001. The decreases are attributable to a focused effort to control costs and the continued elimination and consolidation of administrative positions as well as other restructuring activities completed in fiscal 2001.

Impairment and other nonrecurring charges and adjustments

On March 16, 2001, the Company announced the closing of one of its facilities in Greenville, Michigan. The plant closing resulted in the transfer of employees and related production to other Company facilities located in Western Michigan. Management accrued a nonrecurring pre-tax charge of $1,500,000 related to the closing to cover various exit costs ($500,000) and anticipated non-cash losses on the sale of the property, plant, and certain equipment ($1,000,000) in the first quarter of 2001. At the end of July 2001, the closing activities were substantially completed. The closed facility and certain equipment are considered assets held for sale and are recorded at fair value less costs to sell ($1,200,000) at September 28, 2002, and December 29, 2001, respectively. In June 2002, the Company recorded a $24,000 adjustment related to the sale of certain equipment at this facility which had been previously reserved. In September 2002, the Company recorded a $318,000 adjustment related to equipment being transferred and used in the operations of another facility which had been previously reserved.

During the second quarter of 2001, the Company announced its decision to relocate certain functions previously located in its Technical Center and to outsource the manufacture of tooling. Specifically, these actions included the relocation of engineering, program management, and sales personnel to the Company’s manufacturing facilities in order to provide integrated support to the manufacturing operations. In addition, many of the tool makers and equipment previously used in the manufacture of tooling were moved directly into the manufacturing facilities. The Company continues to manage new tooling programs for its customers, but outsources the actual tool manufacturing. Management accrued a nonrecurring pre-tax charge of $878,000 related to these actions to cover various exit costs ($465,000) and anticipated non-cash losses on the disposition of certain furniture, fixtures, and equipment ($413,000), which non-cash losses were incurred during the remainder of 2001. These relocation activities were completed by the end of the third quarter of 2001. Additionally, $123,000 of associated deferred financing costs were written off during the third quarter of 2001.

In May 2002, the Company reached a settlement agreement with the lessor of the Company’s former Technology Center concerning the early termination of the Company’s lease. As a result of the settlement, accrued exit costs were reduced by $428,000 in the first quarter of 2002.

Interest expense

Interest expense for the third quarter of 2002 was $2,633,000, a decrease of $401,000 (13.2%) from the third quarter of 2001. Interest expense for the first three quarters of 2002 was $8,247,000, an increase of $283,000 (3.6%) over interest expense for the same period in the prior year. The decrease in interest expense for the third quarter is due to the reduction of debt in May 2002, reflecting the repayment of senior debt and the revolving line of credit with proceeds from the sale of the Montpelier facility. The increase in interest expense year to date reflects increased average debt balances in the first four months of 2002 relative to the comparable period in 2001 and higher interest rates.

Discontinued operations

Income from discontinued operations for the third quarter of 2002 was $32,000, a decrease of $554,000 (94.5%) from the third quarter of 2001. Income from discontinued operations for the first three quarters of 2002 was $208,000, an increase of $5,090,000 (104.3%) from the same period in the prior year. These amounts represent the operations of the former Montpelier facility, which operated primarily in the heavy truck industry. This facility was sold during the second quarter of 2002. The year to date amounts for 2002 include a loss on the sale of the

Montpelier facility of $97,000 recorded in the second quarter. The year to date amounts for 2001 included nonrecurring charges of $5,055,000 related to the valuation of Montpelier assets.

Net loss

The Company recorded a net loss of $1,856,000 for the third quarter of 2002 and a net loss of $4,486,000 for the first three quarters of 2002, compared to net losses of $5,504,000 and $24,617,000 in the same periods of 2001, respectively. This improvement is a result of decreased launch costs and improved pricing arrangements with significant customers. Further, as described above in the discussion of selling, general and administrative expenses, 2002 results are favorably affected by the absence of the significant one-time charges incurred in the corresponding periods of 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company has been proactively addressing its current liquidity and operational issues, in an effort to improve cash flows. On June 12, 2002, the Company negotiated an amendment to its senior credit agreement (“Amended Senior Credit Agreement”) whereby the banks agreed to:  (i) forbear with respect to previously existing defaults, (ii) adjust certain financial and other covenants; and (iii) modify debt service requirements related to the revolving credit and term debt facilities, including extending the due date of the debt to April 30, 2003. In addition, subordinated debt holders waived previously existing defaults and deferred interest payments until April 30, 2003. The Company is presently in discussions with certain subordinated debt holders to restructure certain existing debt to equity and is in discussion with the holders of its preferred stock to amend the terms thereof in a manner favorable to the Company..

At September 28, 2002, the Company had negative working capital of $49,769,000 compared to negative $84,066,000 at December 29, 2001. The increase in working capital is mainly attributable to a $35,972,000 decrease in the current maturities of long-term debt resulting from the reclassification of the Company’s mezzanine and subordinated debt from current to long-term. Cash used in operations declined by $4,016,000 due to a decline in net loss incurred offset primarily by the Company’s use of cash in an effort to become more current in accounts payable, which is reflected in the change in operating assets and liabilities.

As described in Item 1, the Company sold the Montpelier facility for $12,780,000 in the second quarter of 2002. The proceeds from the sale of this facility were used to repay senior debt and the revolving line of credit, reducing debt by $10,161,000 for the nine months ended September 28, 2002.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is a change in interest rates in connection with its outstanding variable rate short-term and long-term debt. An increase in interest rates of 1% could result in the Company incurring an additional $217,000 in annual interest expense. Conversely, a decrease in interest rates of 1% could result in the Company saving $217,000 in annual interest expense. The Company does not expect such market risk exposure to have a material adverse effect on the Company. The Company does not enter into market risk sensitive instruments for trading purposes.

ITEM 4.   CONTROLS AND PROCEDURES

        (a)   Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of November 12, 2002 (the "Evaluation Date")), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

        (b)   Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is involved in certain claims and litigation arising in the normal course of business.

The Company is a defendant in a suit filed by the former owners of Drake against the Company for breach of contract related to employment and consulting agreements. The Company has filed a counter suit to this claim stating that dismissal under the contracts was with cause and results in no remaining liability. Although the Company believes it has meritorious defenses against the claim, approximately $1,900,000 would be due under the contracts through January 2005 if the Company is held liable. The resolution of this suit will not have a significant impact on the Company.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

During the third quarter ended September 28, 2002, the Company did not issue any unregistered shares of its Common Stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Refer to Liquidity and Capital Resources Section within Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item II and Note 6 to the Condensed Consolidated Financial Statements in Part I, Item I.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

The Audit Committee of the Board of Directors approved the categories of all non-audit services performed by the Company's independent accountants during the period covered by this report.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

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

Date: November 12, 2002	CLARION TECHNOLOGIES, INC. /s/ Edmund Walsh Edmund Walsh, Chief Financial Officer

CERTIFICATE OF THE
CHIEF EXECUTIVE OFFICER OF
CLARION TECHNOLOGIES, INC.

I, William Beckman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Clarion Technologies, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

CLARION TECHNOLOGIES, INC.
Date: November 12, 2002	By:	/s/ William Beckman William Beckman
	Its:	President

CERTIFICATE OF THE
CHIEF FINANCIAL OFFICER OF
CLARION TECHNOLOGIES, INC.

I, Edmund Walsh, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Clarion Technologies, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

CLARION TECHNOLOGIES, INC.
Date: November 12, 2002	By:	/s/ Edmund Walsh Edmund Walsh
	Its:	Chief Financial Officer

EXHIBIT LIST

99.1	Certificate of the Chief Executive Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
99.2	Certificate of the Chief Financial Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

EXHIBIT 99.1

CERTIFICATE OF THE
CHIEF EXECUTIVE OFFICER OF
CLARION TECHNOLOGIES, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, William Beckman Chief Executive Officer of Clarion Technologies, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-Q for the quarterly period ended September 28, 2002, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended September 28, 2002 fairly presents, in all material respects, the financial condition and results of operations of Clarion Technologies, Inc.

CLARION TECHNOLOGIES, INC.
Date: November 12, 2002	By:	/s/ William Beckman William Beckman
	Its:	President

EXHIBIT 99.2

CERTIFICATE OF THE
CHIEF FINANCIAL OFFICER OF
CLARION TECHNOLOGIES, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Edmund Walsh, Chief Financial Officer of Clarion Technologies, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-Q for the quarterly period ended September 28, 2002, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended September 28, 2002 fairly presents, in all material respects, the financial condition and results of operations of Clarion Technologies, Inc.

CLARION TECHNOLOGIES, INC.
Date: November 12, 2002	By:	/s/ Edmund Walsh Edmund Walsh
	Its:	Chief Financial Officer