Form 10-K
period 2002-12-28
CLARION TECHNOLOGIES INC/DE/
filed 2003-04-14
CIK 835409

U.S.SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 28, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number 0-24690

CLARION TECHNOLOGIES, INC. (Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	91-1407411 (I.R.S. Employer Identification No.)

38 W. Fulton, Suite 300, Grand Rapids, Michigan (Address of principal executive offices)	49503 (Zip Code)

Registrant's telephone number, including area code: (616) 454-0055

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class Common Stock, $.001 PAR VALUE	Name of Each Exchange or Over-the-Counter Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   ☐ Yes    ☒ No

As of June 29, 2002, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock as reported on the OTC Bulletin Board, was $10,814,102.

As of April 12, 2003, the number of shares outstanding of registrant’s common stock was 44,322,425.

DOCUMENTS INCORPORATED BY REFERENCE

No documents (or parts thereof) are incorporated by reference into this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include statements about our business outlook, assessment of market and economic conditions, strategies, future plans, anticipated costs and expenses, capital spending, and any other statements that are not historical. The accuracy of these statements is subject to a number of risks, uncertainties, and assumptions that may cause our actual results to differ materially from our expectations. In addition to the specific factors that may be described in connection with any particular forward-looking statement, factors that could cause actual results to differ from our expectations, include, among other things:

  The activity of our competitors and the impact of such activity on production capacity and customer demand across custom injection molding markets;

  Changes in general economic conditions, including the levels of interest rates and consumer spending;

  Market demand for our products, which may be tied to the relative strength of various business segments. For instance, the level of automotive sales may affect customer demand for injection molded parts;

  The performance of our manufacturing operations and the amount of capital required to maintain these operations;

  Changes in the banking markets, which can affect the cost of our financing activities;

  The effect of changes in government regulations, tax requirements and new accounting policies;

  Changes in the price or availability of raw materials, including energy and resin;

  Acts of war or terrorist activities; and

  Fires, floods, and other catastrophic events beyond our control.

We cannot determine which, if any, of these factors might affect the expectations we have made in this filing. We undertake no obligation to update any of the forward-looking statements within this filing after the date of this report.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

We are a full-service custom injection molder, providing services to a diverse base of customers in the automotive, consumer goods and office environment industries.

In 1998, we developed a business strategy that focused on the highly fragmented plastic injection-molding industry with the intent of creating, primarily through acquisitions, a significant full-service custom injection molder to the automotive, heavy truck, and consumer goods industries. Between 1997 and the end of fiscal 2000, we completed six acquisitions that added injection molding plants, assets and services to our operations.

During fiscal 2002, the U.S. economy experienced a slowdown in manufacturing activity. We have felt the impact of this downturn in the number of new projects provided by our existing customers and expect to continue to feel the impact in the near term. In response to these conditions, we have adjusted our cost structure to focus on manufacturing costs, including improving our efficiency in the use of raw materials and scrap, and reduced our overall overhead costs, including the reduction of management and administrative staff levels.

Additionally, in an effort to reduce both operating losses and long-term debt, we sold the assets related to our Montpelier manufacturing facility that served the heavy truck industry on April 29, 2002. We received $12,780,000 in cash, $800,000 in notes (bearing interest at 7.0% and due on or before April 28, 2005), plus the assumption of certain liabilities. Assets sold included approximately $3,312,000 of receivables, $593,000 of inventory, and $11,402,000 of net fixed assets. Liabilities assumed consisted primarily of approximately $2,331,000 of payables and accruals. The buyer purchased certain of these working capital items at their net carrying value as determined as of the closing date. We incurred a loss of $97,000 on the sale and used the proceeds from the sale to pay certain debt obligations under our Amended Senior Credit Agreement. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the financial statements for all periods presented in this report have been restated to present the Montpelier operations as a discontinued operation. Please see Note 11 of our Consolidated Financial Statements.

We believe our current cost structure has positioned the Company to be the lowest cost manufacturer to our current customer base and will enable us to be competitive in obtaining additional business in the future.

Beginning March 2, 2000, our Common Stock was listed on the NASDAQ Small Cap Market under the symbol CLAR. On March 12, 2002, we received a NASDAQ Staff Determination Notice indicating that, as a result of our inability to meet various listing requirements, the NASDAQ Listing Qualifications Panel had determined to delist our securities from the NASDAQ Small Cap Market as of the opening of business on March 13, 2002. As of and since March 13, 2002, we have been trading on the OTC Bulletin Board under the symbol CLAR.OB.

As shown in our Consolidated Financial Statements, we have incurred significant losses in each of the past three years and are highly leveraged. Currently, we are experiencing liquidity constraints and have a deficit position in working capital and shareholders’ equity. However, in fiscal 2002 the Company reduced negative working capital from $84,066,000 to $18,870,000 by restructuring certain debt obligations and improving operational performance. At December 28, 2002, our outstanding senior debt amounted to $19,881,000 due on April 30, 2003. At that same date, our senior subordinated debt totaled $10,000,000, due on June 30, 2007, and debt owed to a subordinated lender, totaled $4,600,000, due on May 1, 2003.

On December 27, 2002 we completed a restructuring with our senior subordinated lenders in which principal and related accrued interest totaling $37,770,000 was converted into 37,770 shares of Series A Preferred Stock. The remaining outstanding principal and related accrued interest totaling $10,000,000 were converted into new subordinated notes in the aggregate principal amount of $10,000,000.

On April 14, 2003, we refinanced our senior debt and modified the terms of certain of our subordinated debt. The $14,500,000 term loan portion of our new senior credit facility matures in four years and the $9,000,000 line of credit matures in one year. Our Senior Subordinated Debt now bears interest at the rate of 15% per annum, rather than 12% per annum. Payment of that interest is deferred through June 30, 2004. Deferred and accrued interest is capitalized. In addition, the terms of the Electrolux note were modified on April 14, 2003; as of that date, the outstanding amount of $4,300,000 will be paid in monthly installments. Certain additional principal payments will be made if we receive additional new business from Electrolux or if we meet certain performance targets. The Electrolux Note will mature no later than April 14, 2005.

Additionally, we are experiencing improved profitability and operating results for the first quarter of fiscal 2003 as compared to the same period in fiscal 2002 and are cautiously optimistic that this trend will continue.

Our principal corporate offices are located at 38 W. Fulton, Suite 300, Grand Rapids, Michigan 49503, and our telephone number at these offices is 616-454-0055. During 2000, we changed our fiscal year end to the Saturday nearest the end of December. Our fiscal year previously ended on December 31. References in this document to fiscal 2002, fiscal 2001 and fiscal 2000 refer to our fiscal years ended December 28, 2002, December 29, 2001, and December 30, 2000, respectively.

BUSINESS OF THE ISSUER

General

We are a full-service custom injection molder, providing mold design and engineering services, mold manufacturing, injection molding, and post-molding assembly to a diverse base of customers in the automotive, consumer goods, and office environment industries. We produce injection molded plastic products for our customers on a contract basis and do not sell proprietary products to the general marketplace.

Business Strategy

Our business strategy is to grow the business primarily through internal growth that may be complemented by strategic acquisitions. We believe that internal growth will be accomplished by expanding sales and increasing throughput in our current injection molding plants. Our goal for increasing sales is to provide injection molded products and services that meet and exceed industry standards. We are focusing on being the low cost quality producer while providing niche products and value added services, allowing our customers to concentrate on their primary product strategies.

Business

We manufacture complex, highly engineered thermoplastic parts and provide post-molding secondary services with respect to those parts. Thermoplastic parts are manufactured out of plastic resins that are capable of softening or fusing when heated and hardening again when cooled. We manufacture parts primarily for the following industries:

  Automotive

  Consumer Goods

  Office Environment

We previously also served the heavy truck industry, but with the sale of our Montpelier, Ohio facility on April 29, 2002, we exited that industry.

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

Markets and Products

We produce plastic parts for our customers that operate principally in the automotive and consumer goods markets. The majority of our sales are made to companies domiciled in the United States. The following table summarizes each of our markets as a percentage of total sales for the fiscal years stated:

                                                                           % of Sales
                                           ---------------------------------------------------------------------------
                                                Fiscal 2002                Fiscal 2001               Fiscal 2000
                                           ----------------------     ----------------------    ----------------------

Automotive                                          48%                        52%                       49%
Consumer Goods                                      50%                        40%                       33%
Office Environment                                  1%                         1%                        2%

In the automotive market, many of the products that we supply to customers require our value added services such as assembly. The products we produce include automotive interior and exterior trim parts, components of door panels, office chair components and home appliance parts such as parts for refrigerators. We also provide program management, industrial design, engineering, prototyping and tooling from concept through delivery of complete assemblies.

Operations

We are primarily a company that provides our customers with plastic injection molding, post-molding assembly and finishing operations. Through the outsourcing of certain services, we also provide our customers with complex rapid prototyping, design and engineering services. We also provide certain of these services directly. By outsourcing certain services, we can cost effectively provide the ability to produce concept models, appearance models, engineering prototypes and pre-production samples. We believe, therefore, that we provide our customers with full service solutions, including access to modern design and machining equipment, including CAD/CAM systems, translators and plotters, electrical discharge machining equipment and miscellaneous support equipment.

We have four manufacturing facilities located in the United States that are full service custom injection molding plants with post-molding secondary operations. Our current facilities collectively house 145 horizontal injection-molding machines with capacities ranging from 55 tons to 1,500 tons of clamping force. Each machine utilizes a computerized process controller that continuously monitors key process parameters on a real time basis and signals the operator if any parameter falls outside predetermined statistical limits. The injection molding process is supported by automated systems for raw material drying, conveying and regrinding. All of our plants have received TS 16949 certification.

We offer our customers value added post-molding secondary services, including ultrasonic inserting and welding, heat staking, solvent bonding, finishing, machining, assembly and on-line packaging. These important services support customers’ requirements for subassembled components, which provide cost savings and manufacturing efficiencies.

Sales and Marketing

We currently market our services on a regional basis through direct sales activities. We occasionally utilize independent manufacturer’s representative organizations. Our strategy is to grow our existing customer base through innovative solutions and value added services. In addition, we intend to continue to develop products for manufacturers in our target industries.

Our engineering staff assists our sales efforts in the design and manufacture of products to customer specifications, including providing full service design, build and management for the development of tooling, parts and assembly. We believe our “program management” focus promotes our early involvement with customer engineering to enable maximum benefit in product and tooling design to insure superior manufacturing and part quality standards.

Customers

In fiscal 2002, we had two customers, Electrolux Home Products, a division of White Consolidated Industries, Inc. (Electrolux) and Plastech Extended Enterprises, Inc., that accounted in the aggregate for approximately 71% of consolidated net sales. Because of the importance of new vehicle sales by the major automotive manufacturers to our operations, our business is affected by general business conditions in this industry. Our operations are also dependent to a certain degree on the general economic climate in the appliance and other markets in which we sell product.

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

We believe that our primary strengths include our competitive cost structure, our ability to maintain superior product quality and our ability to deliver finished products on a just-in-time or scheduled lead time basis as a direct result of our physical location to our customers.

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

Our financial performance is dependent to a substantial extent on the plastic resin market. The primary plastic resins used by us are produced from petrochemical feedstock mostly derived from natural gas liquids. Supply and demand cycles in the petrochemical industry, which are often impacted by OPEC policies, can cause substantial price fluctuations. Consequently, plastic resin prices may increase as a result of changes in natural gas liquid prices and the capacity, supply and demand for resin and petrochemical feedstock from which they are produced. The war with Iraq may have a negative impact on plastic resin prices.

We are not a significant purchaser of plastic resin in the United States and, therefore, are not able to achieve significant discounts from market prices for volume purchases. However, a common arrangement with some of our largest customers is to purchase raw materials under contracts with terms that have been negotiated by that customer.

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

Backlog

We have understandings with several of our major customers whereby the customers discuss long-range quantities and sales expectations for periods up to 12 months. Quantity expectations are given to us and once a part is approved for production, we begin production and fully expect that we will continue such production for the life of the product. The customer will typically provide volume indications for the next six to eight weeks with a purchase order for quantities for the next 30 days. While we fully expect that our customers intend to have us provide production for the products for which we have production indications, the customers rarely give irrevocable commitments. Accordingly, due to the close cooperation and collaboration with the customer, we believe that there will be continuing involvement with our customers in the production of their products. We do not, however, consider our open orders at any time to be indicative of future business activity.

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

We routinely monitor environmental compliance at all of our manufacturing facilities. The cost of such compliance is not significant. We are not currently subject to any environmental proceedings. During fiscal 2002, we did not make any significant capital expenditures for environmental control facilities, nor do we anticipate any such expenditures in the near future. Actions by federal, state and local governmental agencies concerning environmental matters could result in laws or regulation that could increase the cost of producing the products manufactured by us or otherwise adversely affect the demand for our products.

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

Executive Officers

The following table sets forth certain information with respect to our executive officers:

Name                                             Age                        Position
----                                             ---                        --------
William Beckman                                  55                         President
John Brownlow                                    39                         Vice President of Sales
Thomas Wallace                                   48                         Chief Operating Officer
Edmund Walsh                                     33                         Treasurer and Chief Financial Officer

William Beckman has served as our President since December 1999. From February 1999 until November 1999, Mr. Beckman served as Chief Executive Officer of Clarion Plastics Technologies, Inc., a wholly owned subsidiary of the Company. From October 1997 until January 1999, Mr. Beckman served as Chief Financial Officer of Johnson Controls Interiors, an automotive supplier of interior parts. Prior to October 1997, Mr. Beckman served as Vice President — Finance of Johnson Controls Interiors as well as Prince Corporation. Prince Corporation was an automotive supplier of interior parts that was acquired by Johnson Controls, Inc. in 1996.

John Brownlow has served as our Vice President of Sales since September 2001. From June 2001 to September 2001, Mr. Brownlow served briefly as Plant Manager for the Company’s Caledonia Manufacturing Facility. Mr. Brownlow served as the Director of Corporate Purchasing from November 2000 until March 2001. Mr. Brownlow started with the Company in June 2000 as the Managing Director of the Heavy Truck Business Unit. Prior to his employment with the Company, Mr. Brownlow served as General Manager of Progressive Metal Manufacturing in Ferndale, MI.

Thomas Wallace has served as our Chief Operating Officer since January 2001. From August 2000 until December 2000, Mr. Wallace served as General Manager of Joint Ventures for Johnson Controls, Inc. and served as their General Manager for Interiors-Europe from October 1996 to August 2000. Prior to Johnson Controls’ acquisition of Prince Corporation in 1996, Mr. Wallace served in various leadership positions at Prince Corporation.

Edmund Walsh has served as our Treasurer since April 2002 and as Chief Financial Officer since September 2001. From May 2001 until September 2001, Mr. Walsh served as Operations Controller. From August 1999 to May 2001, Mr. Walsh served as Senior Business Analyst at Steelcase, Inc. From June 1992 to August 1999, Mr. Walsh served in various financial positions at Johnson Controls, Inc. and Prince Corporation.

Employees

As of April 12, 2003, we had approximately 575 full-time employees. None of our employees are represented by a union. We believe that our future success will depend on our ability to continue recruiting, retaining and motivating qualified personnel at all levels within the Company. We consider our relations with employees to be good.

ITEM 2.   DESCRIPTION OF PROPERTY.

The following table provides information regarding our principal facilities at April 12, 2003.

               Location                     Square Footage        Leased/Owned     Description of Use
               --------                     --------------        ------------     ------------------
Caledonia, Michigan                               86,000             Leased        Manufacturing
Greenville, Michigan (2 facilities)              190,000              Owned        Manufacturing
Grand Rapids, Michigan                             1,000             Leased        Executive office
South Haven, Michigan                            110,000              Owned        Manufacturing
Anderson, South Carolina                         131,000              Owned        Manufacturing

Our buildings, machinery and equipment have been well maintained, are in good operating condition, and are adequate for current production requirements. Our facilities are currently not fully utilized and, therefore, can absorb additional business.

In April 2002, we sold the assets related to our Montpelier manufacturing facility that served the heavy truck industry.

ITEM 3.   LEGAL PROCEEDINGS.

In December 2002, we reached a settlement agreement in a suit in which we were a defendant which was filed by the former owners of Drake Products Corporation (now known as A&M Holdings, Inc.), the assets of which we acquired in February of fiscal 2000. To effect the settlement, affiliates of the Company, William Blair Mezzanine Capital Fund III, LP, a subordinated lender to the Company, and Craig A. Wierda, a director of the Company, purchased Company debt and related interest owed to A&M. Accrued interest was capitalized, and the debt is now outstanding in the aggregate principal amount of $2,758,000 bearing interest at a rate of 18%. The terms of the debt were modified from simple interest payments to quarterly compounding interest payments. We agreed with A&M to assume a $700,000 promissory note due on February 16, 2004, to pay off the note no later than January 1, 2004, and to acquire the equipment financed by the note. Interest on the note was prepaid in the amount of $35,000. This portion of the settlement had no impact on our statement of operations for fiscal 2002; however, future earnings will be negatively impacted by the increased interest expense from modifying the terms of the debt and assuming the promissory note. We also agreed to issue 800 shares of our Series A Convertible Preferred Stock to William Blair and Mr. Wierda if the debt is not paid in full by June 1, 2003. The issuance of the Series A Preferred Stock will result in an expense to the Company at the time it is issued. We anticipate that we will issue these shares. If issued, the shares will be expensed when issued.

In addition to the above matter, we are a party to certain other litigation involving claims alleging damages under various contractual arrangements. After taking into consideration legal counsel’s evaluation of these claims and actions, we are currently of the opinion that their outcome will not have a significant effect on our consolidated financial position or future results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At a special meeting of preferred stockholders held on December 16, 2002, the preferred stockholders of the Company approved an amendment to our Amended and Restated Certificate of Designations of Preferred Stock and an amendment of the related Registration Rights Agreement. The amendment lowered the dividend rate, extended the redemption date and reduced the conversion price on the preferred stock. The amendment also renamed the stock as Series B Convertible Preferred Stock. The preferred stockholders also approved the issuance of a second, senior series of preferred stock, our Series A Convertible Preferred Stock. 1,647,750 shares were voted in favor of this proposal while 302,500 shares voted against the proposal or abstained from voting.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Beginning March 2, 2000, our Common Stock was listed on the NASDAQ Small Cap Market under the symbol CLAR. On March 12, 2002, we received a NASDAQ Staff Determination Notice indicating that, as a result of our inability to meet various listing requirements, the NASDAQ Listing Qualifications Panel had determined to delist our securities from the NASDAQ Small Cap Market as of the opening of business on March 13, 2002. As of and since March 13, 2002, we have been trading on the OTC Bulletin Board under the symbol CLAR.OB.

We consider our Common Stock to be thinly traded, therefore, any reported bid or sale price may not reflect a true market-based valuation. The following table sets forth the range of high and low bid prices for our common stock for the periods indicated:

                                                 High                    Low
                                                 ----                    ---
       Fiscal 2001
            First Quarter                       3.125                   1.500
            Second Quarter                      1.750                   0.980
            Third Quarter                       1.410                   0.460
            Fourth Quarter                      0.650                   0.250

       Fiscal 2002
            First Quarter                       0.420                   0.080
            Second Quarter                      0.720                   0.140
            Third Quarter                       0.650                   0.310
            Fourth Quarter                      0.490                   0.230

The foregoing quotations represent inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

We have never declared or paid any cash dividends on our Common Stock. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. In addition, our Amended Senior Credit Agreement and our Senior Subordinated Loan Agreement both prohibit the payment of dividends on our Common Stock.

As of March 26, 2003, we have issued and have outstanding 1,950,250 shares of Series B Convertible Preferred Stock and 37,770 shares of Series A Convertible Preferred Stock. Dividends accrue at the rate of 10.0% and 12.0% per annum, respectively, and are cumulative. In fiscal 2001 and fiscal 2002, no dividends were paid. As of December 28, 2002, we had declared and accrued $5,865,000 and $25,000 of dividends on the Series B Preferred

Stock and Series A Preferred Stock, respectively. The dividends on the Series B Preferred Stock are payable in either cash or Common Stock, at our option. The dividends are payable in cash only for the Series A Preferred Stock. However, our Senior Credit Agreement and Senior Subordinated Loan Agreement prohibit dividend payments of any kind. The Series B Preferred Stock has a mandatory redemption date of June 30, 2008 for 50% of the shares, and June 30, 2009 for the remaining 50% of the shares, subject to any existing contractual agreements that may prohibit such redemption. The Series A Preferred Stock has a mandatory redemption date of June 30, 2007 or earlier under certain circumstances, including defaults. Our credit facilities currently prohibit such redemption.

As of April 14, 2003, the number of stockholders of record of Common Stock was approximately 500.

During the fiscal year ended December 28, 2002, we sold unregistered shares of our Common Stock in the following transactions:

On January 17, we issued 18,500,000 shares of Common Stock in connection with warrant exercises. The exercise price was $0.0001 per share. The warrants were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, and there were no underwriters involved in the transaction.

On March 21, we issued 1,050,000 shares of Common Stock in connection with warrant exercises. The exercise price was $0.0001 per share. The warrants were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, and there were no underwriters involved in the transaction.

On July 16, we issued 9,000 shares of Common Stock in connection with certain public relations activities. No consideration was received for the securities, which were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

On July 31, we issued 550,000 shares of Common Stock in connection with a warrant exercise. The exercise price was $0.0001 per share. The warrants were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, and there were no underwriters involved in the transaction.

On September 24, we issued 50,000 shares of Common Stock in connection with certain public relations activities. No consideration was received for the securities, which were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

On October 28, we issued 10,000 shares of Common Stock in connection with certain public relations activities. No consideration was received for the securities, which were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

On November 27, we issued 10,000 shares of Common Stock in connection with certain public relations activities. No consideration was received for the securities, which were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

Information concerning our equity compensation plans is presented in the table titled “Equity Compensation Plan Information” in “Item 12. Security Ownership of Certain Beneficial Owners and Management” of this Form 10-K.

ITEM 6.   SELECTED FINANCIAL DATA

The following table provides our selected historical consolidated financial information. The consolidated statement of operations data set forth below with respect to the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000 and the consolidated balance sheet data at December 28, 2002 and December 29, 2001 are derived from, and are qualified by reference to, the audited Consolidated Financial Statements included in Item 8 of this report and should be read in conjunction with those financial statements and notes thereto. The consolidated operating statement data set forth below with respect to fiscal year ended December 31, 1999 and the period ended December 31, 1998 and the consolidated balance sheet data at December 30, 2000, December 31, 1999 and December 31, 1998 are derived from audited consolidated financial statements of the Company not included in this report.

All results and data in this section reflect continuing operations, which excludes discontinued operations unless otherwise noted. See Note 11 to our Consolidated Financial Statements.

                                                                                Fiscal Year
                                                   2002            2001            2000            1999           1998(A)
                                              --------------- --------------- --------------- --------------- ----------------
Operating Statement Data:
   Net sales                                     $  80,630       $  90,573       $ 107,189       $  20,448               -
   Gross profit                                     10,456           1,638          14,739           2,471               -
   Selling, general and administrative
     expenses                                        7,859          11,081          12,396          11,327               -
   Impairment and other nonrecurring
     charges (credits) (B)                            (713)          7,431           2,299               -               -
   Other Income (expense)                          (10,764)        (11,031)         (7,894)         (1,158)              -
   Loss from continuing operations                  (7,454)        (27,905)         (7,850)         (8,279)              -
   Income (loss) from discontinued
     operations                                        209          (7,238)         (1,686)         (6,093)         (4,578)
   Net loss                                         (7,245)        (35,143)         (9,536)        (14,372)         (4,578)
                                                ===========     ===========     ===========     ===========     ===========
   Net loss from continuing operations
     attributable to common shareholders:
       Net loss from continuing operations          (7,454)        (27,905)         (7,850)         (8,279)              -
       Preferred stock dividends declared           (2,852)         (2,483)         (2,204)           (571)              -
       Accretion of preferred stock to
       mandatory redemption value                   (2,013)         (1,343)              -               -               -
                                                -----------     -----------     ----------      ----------      ----------
                                                 $ (12,319)      $ (31,731)      $ (10,054)      $  (8,850)             NM
   Weighted average shares outstanding          42,667,050      23,667,418      21,625,351      16,930,770       8,662,711
   Loss per share from continuing
     operations, basic and diluted                   (0.28)          (1.34)          (0.46)          (0.52)             NM

Balance Sheet Data:
   Total assets                                  $  63,644       $  70,443       $  91,306       $  38,259              NM
   Property, plant and equipment, net               25,682          26,175          33,876          33,594              NM
   Working capital (deficit)                       (18,870)        (84,883)           (420)         (6,013)             NM
   Long-term debt                                   26,528             226          65,924          17,629              NM
   Current portion of debt                          11,162          72,618           1,580           6,038               -
   Common shares subject to redemption               2,550           2,550           2,550           2,550               -
   Redeemable preferred stock                       53,407          16,941               -               -               -
   Shareholders' equity (deficit)                  (48,603)        (36,618)         16,671          18,993              NM

Financial Ratios:
   Loss from continuing operations as a
     percent of net sales                            (9.2%)         (30.8%)          (7.3%)         (40.5%)            (NM)
   Current ratio                                      0.37             .15             .98            1.45              NM

Other Data:
   Property and equipment additions              $     850       $   1,934       $   5,744       $   2,708              NM
   Preferred stock dividends declared                2,852           2,483           2,204             571               -
(A)	Represents historical consolidated financial information for the period during which we were in operation, October 1998 through December 1998.

(B)	See Note 10 to our Consolidated Financial Statements.

(NM)	Not meaningful.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS.

We are a full-service custom injection molder, providing services to a diverse base of customers in the automotive, consumer goods industries, and office environments.

We grew rapidly during fiscal 1999 and 2000 through several acquisitions.

During fiscal 2002, the U.S. economy experienced a slowdown in manufacturing activity. We have felt the impact of this downturn in the number of new projects provided by our existing customers and expect to continue to feel the impact in the near term. In response to these conditions, we have adjusted our cost structure to focus on manufacturing costs, including improving our efficiency in the use of raw materials and scrap, and reduced our overall overhead costs, including the reduction of management and administrative staff levels. We believe our current cost structure has positioned the Company to be the lowest cost manufacturer to our current customer base and will enable us to be competitive in obtaining additional business in the future.

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

In an effort to reduce both operating losses and long-term debt, we sold the assets related to our Montpelier manufacturing facility that served the heavy truck industry on April 29, 2002. We received $12,780,000 in cash, $800,000 in notes (bearing interest at 7.0% and due on or before April 28, 2005), plus the assumption of certain liabilities. Assets sold included approximately $3,312,000 of receivables, $593,000 of inventory, and $11,402,000 of net fixed assets. Liabilities assumed consisted primarily of approximately $2,331,000 of payables and accruals. The buyer purchased certain of these working capital items at their net carrying value as determined as of the closing date. We incurred a loss of $97,000 on the sale and the proceeds from the sale were used to pay certain debt obligations under the Amended Senior Credit Agreement.

We have incurred significant operating losses over the last three fiscal years, are highly leveraged, and have a deficiency in working capital and shareholders’ equity. On December 27, 2002 we completed a restructuring with our subordinated lenders in which principal and related accrued interest totaling $37,770,000 was converted into 37,770 shares of Series A Preferred Stock. The remaining outstanding principal and related accrued interest totaling $10,000,000 were converted into a new subordinated note in the principal amount of $10,000,000. On April 11, 2003, we refinanced our senior debt and modified the terms of certain of our subordinated debt. The $14,500,000 term loan portion of our new senior credit facility matures in four years and the $9,000,000 line of credit matures in one year. The terms of the senior credit facility allow us to make payments on our subordinated debt, subject to certain limitations. See Note 3 to our Consolidated Financial Statements.

Additionally, we are experiencing improved profitability and operating results for the first quarter of fiscal 2003 as compared to the same period in fiscal 2002 and are cautiously optimistic that this trend will continue.

RESULTS OF OPERATIONS

The table below outlines the components of our Consolidated Statement of Operations as a percentage of net sales:

                                                  Fiscal year ended       Fiscal year ended        Fiscal year ended
                                                  December 28, 2002       December 29, 2001        December 30, 2000
                                                 -------------------     -------------------      -------------------
Net sales                                              100.0%                  100.0%                   100.0%
Cost of sales                                           87.0%                   98.2%                    86.2%
                                                      -------                 -------                  -------
     Gross profit                                       13.0%                    1.8%                    13.8%
Selling, general and administrative expenses             9.7%                   12.2%                    11.6%
 Impairment and other nonrecurring charges
     (credits)                                          (0.9%)                   8.2%                     2.1%
                                                      --------                -------                  -------
     Operating income (loss)                             4.2%                  (18.6%)                    0.1%
Other income (expense)                                 (13.4%)                 (12.2%)                   (7.4%)
                                                      --------                --------                 --------
     Loss from continuing operations before
          income tax provision                          (9.2%)                 (30.8%)                   (7.3%)
Provision for income taxes                               0.0%                    0.0%                     0.0%
                                                      -------                 -------                  -------
Loss from continuing operations                         (9.2%)                 (30.8%)                   (7.3%)
Discontinued operations                                  0.3%                   (8.0%)                   (1.6%)
                                                      --------                --------                 --------
Net loss                                                (8.9%)                 (38.8%)                   (8.9%)
                                                      ========                ========                 ========

Net Sales

Net sales for fiscal 2002 were $80,630,000, a decrease of $9,943,000, or 11.0%, over net sales of $90,573,000 for fiscal 2001. The decrease was primarily related to the loss of tooling and technical services revenue ($5,332,000) due to lower numbers of new projects, reduction of a selected portion of consumer goods sales ($1,726,000), and a reduction in sales to customers that we made strategic decisions to discontinue servicing ($7,699,000). The trend in tooling and technical services revenue is expected to continue because the number of projects requiring tooling development has decreased. The overall decrease was partially offset by increased sales to Electrolux ($2,571,000). These sales are expected to continue to increase due to the long-term supply agreement with Electrolux that we entered into in May 2002, and increased sales to one of our automotive customers ($3,212,000) due to a full year of production on a program in fiscal 2002 compared to three months of production in fiscal 2001.

Net sales for fiscal 2001 were $90,573,000, a decrease of $16,616,000, or 15.5%, over net sales of $107,189,000 for fiscal 2000. This decrease was primarily due to lower OEM automotive sales as a result of the continued economic downturn in the domestic automotive industry ($501,000), a decrease in tooling sales ($11,913,000) resulting from our decision in the second quarter to outsource the manufacturing of tooling, and lower consumer products sales ($4,202,000) due to a significant program launch and model changeover with a major customer.

Gross Profit

Gross profit as a percentage of net sales in fiscal 2002 was 13.0% compared to 1.8% in fiscal 2001. The improvement was attributable to operating initiatives that decreased our overall cost structure, specifically material content (7.0%), labor (1.0%) and overhead costs (1.0%) and the nonoccurrence of the initial product launch costs experienced in fiscal 2001. We believe that the improved margin will continue due to the permanent changes made in our cost structure.

Gross profit as a percentage of net sales in fiscal 2001 was 1.8% compared to 13.8% in fiscal 2000. The decreased gross profit was attributable to lower margins on our consumer product sales. New product launch activity with a major customer was significant in fiscal 2001, and it negatively impacted gross margins due to initial start-up costs associated with the new product launch (margin on consumer products decreased from 14.7% in fiscal 2000 to 3.5% in fiscal 2001). Decreased gross profit was also attributable to lower margins on our automotive sales and tooling sales (margin decreased from 9.0% and 12.3% in fiscal 2000, to 1.2% and negative 22.3% in fiscal 2001 on automotive and tooling sales, respectively). We experienced automotive product price reductions that are indicative of the industry and the injection molding market. Our plant capacity is currently under-utilized and, as a result, profit is affected significantly by fixed overhead charges that are not covered by production volumes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) decreased from $11,081,000 in fiscal 2001 to $7,859,000 in fiscal 2002. The $3,222,000 (29.1%) decrease is attributable to the continuation of our focused effort to control general costs including supplies, telephone, vehicle and travel ($1,089,000), the continued elimination and consolidation of administrative positions ($1,921,000), and the elimination of goodwill amortization ($713,000). Offsetting these reductions were increases in general insurance ($42,000), professional expenses, which included a one-time charge of $196,000 incurred in the fourth quarter of fiscal 2002 for professional and consulting services related to the debt restructuring and the absence of bad debt recovery ($127,000) and SBT refunds ($381,000). We expect SG&A to remain at the current levels in fiscal 2003.

SG&A decreased from $12,396,000 in fiscal 2000 to $11,081,000 in fiscal 2001. The $1,315,000 (10.6%) decrease is attributable to an effort to control general costs including travel and meal costs ($333,000), continued elimination of administrative positions ($509,000), a change in bad debt expense of ($473,000) that resulted in SG&A expenses as well as other restructuring activities completed in fiscal 2001.

Impairment and Other Nonrecurring Charges (Credits)

Throughout fiscal 2001 and 2002, the U.S. economy experienced a slowdown in manufacturing activity. In particular, several of the industries we served, such as the domestic automotive and heavy truck market, endured dramatic reductions in orders. In response to these conditions, management took aggressive actions to consolidate existing operations, cut overhead costs and reduce excess capacity. These actions have resulted in the need to write down the carrying value of certain assets and to recognize various costs anticipated to execute these actions.

On March 16, 2001, we announced the closing of one of our facilities in Greenville, Michigan. The plant closing resulted in the transfer of employees and related production to our other facilities located in Western Michigan. Management accrued a nonrecurring pre-tax charge of $2,000,000 related to the closing to cover various exit costs ($485,000) and anticipated non-cash losses on the sale of the property, plant, and certain equipment ($1,515,000) during fiscal 2001. At the end of July 2001, the closing activities were substantially completed. In June 2002, we recorded a reversal adjustment of $24,000 related to the sale of certain equipment at this facility which had been previously reserved. In September 2002 and November 2002, we recorded reversal adjustments of $318,000 and $133,000, respectively, related to equipment being transferred and used in the operations of other facilities which had been previously reserved. In December 2002 an impairment of $190,000 was recorded as additional equipment not previously reserved was deemed impaired.

During the second quarter of fiscal 2001, we announced our decision to relocate certain functions previously located in our Technical Center and to outsource the manufacture of tooling. Specifically, these actions included the relocation of engineering, program management, and sales personnel to our manufacturing facilities in order to provide integrated support to the manufacturing operations. In addition, many of the tool makers and equipment previously used in the manufacture of tooling were moved directly into the manufacturing facilities. We continue to manage new tooling programs for our customers, but we outsource the actual tool manufacturing as well as complex design and engineering programs. Management accrued a nonrecurring pre-tax charge of $1,040,000 related to these actions to cover various exit costs ($627,000) and anticipated non-cash losses on the disposition of certain furniture, fixtures, and equipment ($413,000), which non-cash losses were incurred during the remainder of 2001. These relocation activities were completed by the end of the third quarter of fiscal 2001.

In May 2002, we reached a settlement agreement with the lessor of our former Technology Center concerning the early termination of our lease. As a result of the settlement, accrued exit costs were reduced by $428,000 in the first quarter of 2002. We performed an analysis of the expected undiscounted future cash flows related to our manufacturing facilities and determined that an asset impairment charge in the amount of $10,900,000 in fiscal 2001, $6,509,000 of which was included in discontinued operations and $2,299,000 in fiscal 2000 was required to adjust the net carrying value of long-lived assets, including goodwill, associated with certain of its manufacturing facilities to fair value under the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

Other Income (Expense), Net

Other income (expense), net decreased $267,000 (2.4%) to $10,764,000 in fiscal 2002 from $11,031,000 in fiscal 2001. The decrease is primarily due to decreased interest expense as a result of lower outstanding debt balances and reduced amounts of amortization of bank financing fees.

Other income (expense), net increased $3,137,000 (39.7%) to $11,031,000 in fiscal 2001 from $7,894,000 in fiscal 2000. The increase is primarily due to increased interest expense as a result of higher outstanding debt balances and the amortization of additional amounts of bank financing fees incurred in connection with amended credit agreements in fiscal 2001 as compared to fiscal 2000.

Discontinued Operations

In an effort to reduce both operating losses and long-term debt, we sold the assets related to our Montpelier manufacturing facility that served the heavy truck industry on April 29, 2002. We received $12,780,000 in cash, $800,000 in notes (bearing interest at 7.0% and due on or before April 28, 2005), plus the assumption of certain liabilities. Assets sold included approximately $3,312,000 of receivables, $593,000 of inventory, and $11,402,000 of net fixed assets. Liabilities assumed by the buyer consisted primarily of approximately $2,331,000 of payables and accruals. The buyer purchased certain of these working capital items at their net carrying value as determined as of the closing date. We incurred a loss of $97,000 on the sale, the proceeds of which were used to pay certain debt obligations under the Amended Senior Credit Agreement.

Income from discontinued operations for fiscal 2002 was $209,000, representing the operations of the former Montpelier facility. Fiscal 2002 results include a loss on the sale of the Montpelier facility of $97,000 recorded in the second quarter.

Loss from discontinued operations for fiscal 2001 was $7,238,000, which included an impairment charge of $6,509,000 related to the Montpelier assets.

Net Loss

We recorded a net loss of $7,245,000 in fiscal 2002 compared to a net loss of $35,143,000 in fiscal 2001. Net loss attributable to common shareholders, after considering preferred stock dividend requirements and accretion of preferred stock to mandatory redemption value, was $12,110,000 ($0.28 per share) in fiscal 2002 as compared to $38,969,000 ($1.65 per share) in fiscal 2001. As discussed above, the results for fiscal 2002 were affected by decreased launch costs and a decrease in operating expenses associated with management’s focused efforts to reduce costs. In addition, fiscal 2002 results are favorably affected by a decrease in significant one-time charges and the sale of the Montpelier facility.

We recorded a net loss of $35,143,000 in fiscal 2001 compared to a net loss of $9,536,000 in fiscal 2000. Net loss attributable to common shareholders, after considering preferred stock dividend requirements and accretion of preferred stock to mandatory redemption value, was $38,969,000 ($1.65 per share) in fiscal 2001 as compared to $11,740,000 ($0.54 per share) in fiscal 2000. As discussed above, the results for fiscal 2001 were affected by lower margins due to initial start-up costs associated with a new product launch, automotive price reductions and higher interest expense, as well as $13,940,000 of one-time impairment and other nonrecurring charges.

LIQUIDITY AND CAPITAL RESOURCES

As shown in our Consolidated Financial Statements, we have incurred significant losses in each of the past three years and are highly leveraged. At December 28, 2002, we were, and currently we are experiencing liquidity constraints and have a deficit position in working capital and shareholders’ equity.

Our sources of ongoing liquidity include cash flows of our operations, cash available from our existing credit lines, potential debt and equity investments, and sales of our non-core assets. We are aggressively continuing to reduce our operating expenses, and are structuring our overall operations and resources around high margin products and services.

Our senior secured debt outstanding in the amount of $19,881,000 at December 28, 2002 was provided by a consortium of national banks. On April 14, 2003, we refinanced our senior debt and modified the terms of certain of our subordinated debt. Our existing, primary credit is now provided by one senior lender. The $14,500,000 term loan portion of our new senior credit facility matures in four years and the $9,000,000 line of credit matures in one year. See Note 3 to our Consolidated Financial Statements.

Our senior subordinated secured debt outstanding in the principal amount of $10,000,000 at December 28, 2002 has been provided by William Blair Mezzanine Capital Fund III, LP, Craig Wierda, one of our directors, and William Beckman and Thomas Wallace, our President and Chief Operating Officer, respectively. Subordinated debt in the amount of $4,600,000 at December 28, 2002 has been provided by Electrolux, which according to the terms established on April 14, 2003 will be paid in monthly installments. Certain additional principal payments will be made if we receive additional new business from Electrolux or if we meet certain performance targets. The Electrolux Note will mature no later than April 14, 2005. We also have a liability in the amount of $700,000 to A&M for the assumption of the promissory note, discussed above, a note payable in the amount of $1,000,000 to another party to the Drake acquisition, and notes payable to William Blair and Craig Wierda, each in the principal amount of $1,379,000. The notes payable to William Blair and Craig Wierda were issued after year end as part of the A&M settlement discussed above.

We have outstanding Series A Preferred Stock that has a mandatory redemption value of $37,770,000 on June 30, 2007 and outstanding Series B Preferred Stock that has a mandatory redemption value of $19,503,000, 50% due on June 30, 2008 and 50% on June 30, 2009, subject, however, to any contractual agreements that may prohibit such redemptions. Series A Preferred Stock has a cumulative dividend rate of 12.0%, and Series B Preferred Stock has a cumulative dividend rate of 10%. Based on the current terms of our Senior Credit Agreement and Senior Subordinated Loan Agreement, dividends of any kind on preferred stock are prohibited. We have accrued $5,890,000 of preferred stock dividends that remained unpaid at December 28, 2002.

Our contractual obligations as of December 28, 2002 were as follows (in thousands):

                                                             Payments due by period
                                   ---------------------------------------------------------------------------
                                                     Less than                                    More than
Contractual Obligations                Total          1 year         1-3 years     3-5 years       5 years
--------------------------------------------------------------------------------------------------------------
Long-Term Debt (1):
   Amended Senior Credit
   Agreement:
     Revolving credit debt (2)          $6,498                            $6,498
     Term debt (3)                      13,383            2,201           $2,946     $ 8,236
   Senior subordinated term
     note (4)                           10,000                                        10,000
   Other subordinated promissory
     notes (4)                           8,337            2,268          6,069
Capital lease obligations                  592              195            267           130
Operating lease obligations              5,939              896          1,735           738         $2,570
Purchase obligation (5)                 18,600           18,600
Common shares subject to
  redemption                             2,550            2,550
Series A preferred shares
  subject to redemption (4)             37,770                                        37,770
Series B preferred shares
  subject to redemption (4)             19,503                                                       19,503
                                   ---------------------------------------------------------------------------
         TOTAL                        $123,172          $26,710        $17,515       $56,874        $22,073
                                   ===========================================================================
(1)	All of our tangible and intangible assets collateralize borrowings under the Amended Senior Credit Agreement.

(2)

As of December 28, 2002, the revolving credit facility was scheduled to mature on April 30, 2003, and allowed for aggregate borrowings of $13,000,000 at the prime rate plus 1.25% (5.50% at December 28, 2002), subject to certain borrowing base limitations related to accounts receivable and inventory. In addition, a $3,000 commitment fee was payable on the unused portion of the credit line. At December 28, 2002, subject to borrowing base limitations, there were $6,502,000 of available borrowings under this facility.

The revolving credit facility was refinanced on April 14, 2003. The revolving credit facility now matures on April 11, 2004, and allows for aggregate borrowings of $9,000,000 at the prime rate plus 0.50% or, at our option, 1, 2, 3 or 6-month LIBOR plus 3.25%, subject to certain borrowing base limitations related to accounts receivable and inventory. In addition, an unused facility fee of 0.375% per annum is payable on the unused portion of the credit line.

The payments are classified in accordance with the terms of the agreement. However, the balance has been treated as due currently in the consolidated financial statements as it is a working capital facility.

(3)

As of December 28, 2002, the term debt was scheduled to mature on April 30, 2003, and bore interest at variable rates based on LIBOR plus 4.5% or the prime rate plus 1.75%, at our option. The weighted average interest rate on the senior term debt was 6.5% at December 28, 2002.

The term debt was refinanced on April 14, 2003. The term debt now matures through April 14, 2007 and is outstanding in the amount of $13,000,000 ($13,383,000 at December 28, 2002). The facility also permits draws to be made on a capital expenditure line of credit in the maximum amount of $1,500,000 that converts to a three year term loan on April 11, 2004. The term loan bears interest at the prime rate plus 0.75% or, at our option, 1, 2, 3 or 6-month LIBOR plus 3.5%.

(4)

Certain of these agreements were restructured during fiscal 2002. See Note 3 to our Consolidated Financial Statements. Under the terms of our new Senior Credit Agreement, the senior lender requires the subordinated debt holders, other than Electrolux, and preferred shareholders to forego interest and dividend payments, respectively, through at least June 30, 2004. The interest and dividends were accrued through December 28, 2002 and continue to accrue. The Senior Credit Agreement and Senior Subordinated Note Agreement prohibit the payment of dividends on common stock as well. Beginning in fiscal 2001, subordinated debt holders and preferred shareholders agreed to defer interest and any dividend payments through the maturity date of the senior debt, unless approved by the senior lenders. The Electrolux note was modified in April 2003. This note will be paid in monthly installments and will mature no later than April 14, 2005.

(5)	Purchase obligations represent recorded accounts payable and other recorded liabilities; the Company had no contractual commitments to purchase goods and services as of December 28, 2002.

We are aggressively pursuing several operating initiatives to reduce costs and improve future profitability. We have reduced our overhead cost structure and improved our efficiency in the use of raw materials and scrap. Since November 2000, we have also reduced production and administrative staff levels and have taken steps to reduce our cost structure. In 2001, we closed one of our manufacturing facilities in Greenville, Michigan. The plant closing resulted in a transfer of employees and related production to our other facilities. In 2001, we relocated certain functions previously located in our Technical Center in Jenison, Michigan and began to outsource the manufacture of tooling as well as certain design and engineering services. In April 2002, we sold our Montpelier, Ohio, facility, including all assets associated with that facility. The proceeds from the sale of the facility were used to pay senior debt.

We continue to experience improved gross margin profitability and operating results in the first quarter of fiscal 2003 as compared to the same period in fiscal 2002 and are cautiously optimistic that this trend will continue. The initiatives outlined above are expected to reduce ongoing operating expenses and generate cash for future working capital needs and debt service for the ensuing year.

At December 28, 2002, we had negative working capital of $18,870,000 as compared to negative $84,066,000 at December 29, 2001. In 2001, the majority of our debt was classified as current due to debt covenant violations. The improvement is mainly attributable to our compliance with our debt covenants, which permitted us to classify the debt as current or long term in accordance with its terms. Additionally, as described in Note 3 to our Consolidated Financial Statements, our senior subordinated notes were restructured, resulting in a portion of that senior subordinated debt and related accrued interest being converted into Series A Preferred Stock. Working capital, conversely, has been negatively affected by the accrual of preferred stock dividends, which have increased by $2,852,000 between fiscal 2002 and 2001. Cash balances have also declined to $41,000 at December 29, 2002 as compared to $1,010,000 at December 29, 2001. Net cash provided by continuing operations, however, was $2,063,000 in fiscal 2002 versus cash used in operations of $8,869,000 in fiscal 2001. The improvement resulted primarily from a reduction in the net loss incurred by the Company in fiscal 2002.

Investing activities in fiscal 2002 consisted mainly of cash provided from the sale of the Montpelier facility of $12,780,000 and capital expenditures totaling $850,000, which were primarily purchases of molding equipment and investments in plant automation. During fiscal 2001, we had capital expenditures of $1,934,000, also consisting primarily of molding equipment and investments in plant automation.

Financing activities used $14,233,000 of net cash in fiscal 2002 as compared to providing $4,658,000 in fiscal 2001. Proceeds from the sale of the Montpelier facility were used to repay senior debt. During fiscal 2001, financing activities primarily included repayment of revolving credit debt, payment of deferred financing costs and additional subordinated debt borrowings.

Our primary cash requirements are for operating costs, working capital needs, capital expenditures and debt service obligations. Capital expenditures are expected to be $1,800,000 in fiscal 2003. The refinancing that we closed on April 11, 2003, improved our liquidity position; however, operating cash flows must continue to improve to enhance our cash position.

Critical Accounting Policies

The preparation of our financial statements requires that we adopt and follow certain accounting policies. Certain amounts presented in the financial statements have been determined based upon estimates and assumptions. Management has discussed the development, selection and disclosure of the estimates and assumptions with our audit committee. Although we believe that our estimates and assumptions are reasonable, actual results could differ.

We have included below a discussion of our critical accounting policies that we believe are affected by our more significant judgments and estimates used in the preparation of our financial statements, how we apply such policies and how results differing from our estimates and assumptions would effect the amounts presented in our financial statements. Other accounting policies also have a significant effect on our financial statements, and some of these policies also require the use of estimates and assumptions. Note 1 to the consolidated financial statements discusses our significant accounting policies.

Revenue Recognition

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

Inventories

Estimated inventory allowances for slow-moving and obsolete inventories are based on current assessments of future demands, market conditions and related management initiatives. If market conditions or customer requirements change and are less favorable than those projected by management, additional inventory allowances may be required.

Impairment of Goodwill

Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The required transitional test and annual testing of goodwill was performed during the year by an independent valuation company and resulted in no impairment charge for fiscal 2002.

Impairment of Long-Lived Assets

We evaluate the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This analysis estimates the undiscounted cash flows associated with these assets over their remaining lives and compares it to their net carrying value of the assets. If the sum of expected future cash flows is less than the net carrying value of the assets, an impairment loss is recognized for the excess of the net carrying value over estimated fair value. The estimate of future undiscounted cash flows is subjective and requires certain assumptions related to future events that are not assured. If actual future events unfavorably deviate from these assumptions, additional impairment losses may be apparent. In addition, the fair values of the related assets can change over time and affect the impairment analysis.

Deferred Program Costs

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

Accruals for Loss Contingencies

From time to time, we must evaluate accruals for loss contingencies based on our assessment of the probable outcome of such matters. These contingencies generally involve settlement of litigation and other contractual matters. Our evaluation of these matters is subjective and requires estimation after consideration of the pertinent facts and circumstances. To the extent that the actual outcome of these contingencies differs from our subjective assessment of them, additional adjustments might be required that affect earnings.

Deferred Income Tax Assets

The Company provides deferred income taxes based on enacted income tax rates in effect on the dates temporary differences between the financial reporting and tax basis of assets and liabilities reverse. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date. To the extent that available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance is established. We currently have significant deferred income tax assets that have been fully reserved because of the uncertainty that such tax benefits will not occur until such time as we sustain profitable operations and other tax strategies can be implemented.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead annually test goodwill for impairment. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test within six months of the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The transitional goodwill impairment test, which was performed in the second quarter of 2002, and the annual impairment test, which were completed with the assistance of an independent valuations firm, had no impact on the Company’s financial position and results of operations. The reassessment of useful lives assigned to other intangibles did not impact earnings in fiscal 2002. See Note 1 for an illustration of the impact the adoption of SFAS 142 had on operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have an impact on our financial position or results of operations, unless the Company has future exit or disposal activities.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. We have decided to continue to account for stock-based employee compensation using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and interpretations as permitted under SFAS 148. Accordingly, no compensation expense is recorded if the current market price of the underlying stock does not exceed the exercise price at the date of grant.

Tax Considerations

We have net operating loss (“NOL”) carryforwards for income tax purposes of $69,300,000 that are available to offset future taxable income that expire in 2006 through 2022. However, there are federal tax laws that restrict or eliminate NOL carryforwards when certain changes of control occur. A 50% change of control, which is calculated over a rolling three-year period, may cause us to lose some or all of our NOL carryforward benefits. Due to the significant number of equity transactions that have occurred in recent years, we believe there may have been changes in control that might limit the future tax benefits from utilizing our NOL carryforwards.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The interest rates under our Senior Credit Agreement can fluctuate based on the prime lending rate or LIBOR. Accordingly, increases in interest rates would result in higher debt service requirements and adversely affect earnings. We do not utilize derivative instruments to mitigate these interest rate risks. A 1% increase in interest rates could result in our incurring an additional $199,000 in annual interest expense under our Amended Senior Credit Agreement.

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

Our revenues are dependent upon the expenditures of a small number of key customers. Our two largest customers accounted for approximately 71% of our consolidated net sales in fiscal 2002. We expect that this customer concentration will continue for the foreseeable future. Our customer relationships are not based upon long contracts, and our customers may discontinue purchases of our products upon short notice.

Our success is dependent on continued growth in the automotive and consumer goods industries, and our revenues will be reduced if there are reductions in such growth.

Our revenues are heavily dependent on customers in the automotive and consumer goods industries. We expect that this will be true for the foreseeable future. During calendar year 2002, the U.S. economy continued to experience a slowdown in manufacturing activity. In particular, the automotive industry is currently enduring dramatic reductions in orders. If the rate of growth continues to slow or if we experience negative growth, our business and results of operations could be adversely affected. Even if sales by our major customers become strong, our results of operations may be less than we anticipate if sales to other customers do not grow or grow slower than anticipated. Similarly, unfavorable market reaction to the industry in general or the results of operations reported by our customers may cause a corresponding decline in the results of our operations.

We have incurred significant net losses in each of the past three years and are highly leveraged. We must be successful in achieving our operating initiatives to reduce costs and improve future profitability.

We have incurred significant net losses in each of the past three years and are highly leveraged. Current market conditions in the automotive market indicate that minimal growth in overall unit sales for original equipment manufacturers can be expected in fiscal 2003. This anticipated stagnation in original equipment manufacturer sales could result in adverse financial conditions that may be experienced throughout the supply chain within these industries, and therefore, could negatively affect our operations in fiscal 2003. We are aggressively pursuing several operating initiatives to reduce costs and profitability, which if not successful, could have a negative impact on our current liquidity position.

Capital investments may be necessary to achieve our growth plans, which may reduce earnings and negatively affect the value of our common stock.

Our growth plans may require capital investments, in particular, in relation to organic growth with our current customers. Our ability to meet these capital requirements depends on numerous factors such as the availability of funds from operations and access to additional debt and equity financing. No assurance can be given that the necessary funds will be available. The amended senior and subordinated debt facilities place limits on capital expenditures during the terms of the related agreements. Moreover, incurrence of additional debt financing may involve restrictive covenants that could negatively affect our ability to operate the combined business in the desired manner, and raising additional equity may be dilutive to shareholders. The failure to obtain funds necessary for the realization of our growth plans could prevent us from realizing our growth strategy and, in particular, could force us to forego acquisition opportunities that may arise in the future. This could, in turn, have a negative impact on our competitive position.

We must keep pace with rapid technological change, market conditions and industry developments to maintain or grow our revenues.

Our future success will depend in part on our ability to enhance our current product offerings to keep pace with customer needs. We may not be successful in developing and marketing products in a timely manner that respond to the technological advances by others, and our products may not adequately or competitively address the needs of the changing marketplace.

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

We may face costs for compliance with and clean-up under environmental laws and regulations, which would reduce profit margins and earnings.

We are subject to various environmental laws and regulations in the jurisdictions in which we operate, governing, among other things, different forms of production discharges and emissions. The risk of environmental costs and liabilities is inherent in industrial operations, including the plastic parts industry. We could incur costs and liabilities in the future including those resulting from the adoption of increasingly strict environmental laws, regulations and enforcement policies which might result in substantially increased costs and liabilities in the future. Higher regulatory, environmental and similar costs would reduce our profit margins and earnings. We do not have insurance coverage for environmental liabilities and do not anticipate obtaining coverage in the future.

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

If existing outsourcing from our current customers ceased, our business, including our results of operations and financial condition, would be adversely affected. Furthermore, our growth is dependent on the continued trend by original equipment manufacturers, particularly in the automotive industry, to outsource their manufacturing needs for plastic and related parts. If original equipment manufacturers or companies providing them with assembled products were to perform more manufacturing services themselves, our revenues might decline and our business and results of operations would be harmed.

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

Terrorist activities and resulting military and other actions could adversely affect our business.

The September 11, 2001 terrorist attacks in the United States and recent terrorist attacks in other parts of the world, as well as continued threats of global terrorism, current and future military response to them and the current United States military action against Iraq have created many economic and political uncertainties that make it extremely difficult for us, our customers and our suppliers to accurately forecast and plan future business activities. This reduced predictability challenges our ability to operate profitably or to grow our business. In particular, it is difficult to develop and implement strategies, sustainable business models and efficient operations, and effectively manage contract manufacturing and supply chain relationships. In addition, the continued threats of terrorism and the heightened security measures in response to such threats have caused and may continue to cause significant disruption to commerce throughout the world. Disruption in transportation in response to these threats or future attacks may result in transportation and supply-chain disruptions, increase our costs for both receipt of inventory and shipment of products to our customers, and cause customers to defer their purchasing decisions. Disruptions in commerce could also cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. They also could result in economic recession in the United States or abroad. Any of these occurrences could have a significant impact on our operating results, revenue and costs and may result in the volatility of the market price for our common stock and on the future price of our common stock.

Forward-looking statements in this document may prove inaccurate.

This document contains forward-looking statements about our company that are not historical facts but, rather, are statements about future expectations. When used in this document, the words “anticipates,” “believes,” “expects,” “intends,” “should” and similar expressions as they relate to us, or to our management, are intended to identify forward-looking statements. However, forward-looking statements in this document are based on management’s current views and assumptions and may be influenced by factors that could cause actual results, performance or events to be materially different from those projected. These forward-looking statements are subject to numerous risks and uncertainties. Important factors, some of which are beyond our control, could cause actual results, performance or events to differ materially from those in the forward-looking statements. These factors include those described above under “Certain Factors” and:

  Impact of general economic conditions in North America;

  Industry conditions, including competition and fluctuation in prices for our products and the raw materials used to make them;

  Changes in laws and regulations;

  Fluctuation in interest rates;

  Access to capital markets; and

  Acts of war or terrorist activities.

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

ITEM 8.   FINANCIAL STATEMENTS.

                                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                       Page
                                                                                                       ----

Report of Independent Auditors

Shareholders and Board of Directors
Clarion Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Clarion Technologies, Inc. and subsidiaries as of December 28, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fiscal year then ended. Our audit also included the financial statement schedule, as of and for the year ended December 28, 2002, listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clarion Technologies, Inc. and subsidiaries as of December 28, 2002, and the consolidated results of their operations and their cash flows for the fiscal year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein as of and for the year ended December 28, 2002.

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the Company ceased amortizing goodwill as of December 30, 2001.

/s/ BDO Seidman, LLP

Grand Rapids, Michigan
February 14, 2003, except for Note 3 and 13, which are as of April 14, 2003

Report of Independent Auditors

Shareholders and Board of Directors
Clarion Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Clarion Technologies, Inc. and subsidiaries as of December 29, 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two fiscal years in the period ended December 29, 2001. Our audits also included the financial statement schedule for fiscal 2001 and 2000 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clarion Technologies, Inc. and subsidiaries as of December 29, 2001, and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule for fiscal 2001 and 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying fiscal 2001 and 2000 financial statements have been prepared assuming that the Company will continue as a going concern. As of December 29, 2001, the Company had incurred significant operating losses, was highly leveraged, and had a deficiency in working capital and shareholders’ equity. In addition, the Company was experiencing significant liquidity constraints and is in technical default under all of its debt agreements and certain senior and subordinated debt totaling $38.1 million was scheduled to become due on or about April 30, 2002. These conditions raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
April 10, 2002

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                                               December 28,           December 29,
                                                                                   2002                   2001
                                                                            -------------------    -------------------

ASSETS
Current assets:
   Cash and cash equivalents                                                     $        41             $    1,010
   Accounts receivable, net of allowances of $170,000 in 2002 and
     $559,000 in 2001                                                                  7,449                 10,879
   Inventories                                                                         2,505                  2,581
   Prepaid expenses and other current assets                                             897                    520
   Current assets of discontinued operations                                               -                  2,929
                                                                            -------------------    -------------------
         Total current assets                                                         10,892                 17,919

Property, plant and equipment:
   Land                                                                                  778                    778
   Buildings and improvements                                                         12,886                 11,561
   Machinery and equipment                                                            30,612                 29,266
   Furniture and office equipment                                                      3,635                  3,489
   Construction in progress                                                                3                      -
                                                                            -------------------    -------------------
                                                                                      47,914                 45,094
   Less accumulated depreciation                                                     (22,232)               (18,919)
                                                                            -------------------    -------------------
                                                                                      25,682                 26,175
   Property, plant and equipment of discontinued operations, net                           -                 11,675
                                                                            -------------------    -------------------
         Total property, plant and equipment                                          25,682                 37,850

Other assets:
   Goodwill                                                                           24,521                 24,521
   Deferred program costs, net of accumulated amortization of $1,379,000               1,768                  2,763
     in 2002 and $887,000 in 2001
   Deferred financing costs, net of accumulated amortization of
     $1,885,000 in 2002 and $1,291,000 in 2001                                           140                    794
   Assets held for sale and nonoperating assets                                            -                  1,200
    Notes receivable, long-term portion                                                  641                      -
   Long-term assets of discontinued operations                                             -                    143
                                                                            -------------------    -------------------
                                                                                      27,070                 29,421
                                                                            -------------------    -------------------
                                                                                  $   63,644             $   85,190
                                                                            ===================    ===================

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

                                                                              December 28,           December 29,
                                                                                  2002                   2001
                                                                           -------------------    --------------------

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Revolving line of credit                                                    $     6,498             $     9,937
   Accounts payable                                                                  7,710                  14,361
   Accrued payroll and benefits                                                        390                     655
   Accrued dividends                                                                 5,890                   3,038
   Accrued interest                                                                    427                   5,695
   Other current liabilities                                                         4,183                   3,506
   Current portion of long-term debt                                                 4,664                  62,681
   Current liabilities of discontinued operations                                        -                   2,112
                                                                           -------------------    --------------------
         Total current liabilities                                                  29,762                 101,985

Long-term debt, net of current portion                                              26,528                     226
Other liabilities                                                                        -                     106
                                                                           -------------------    --------------------
         Total liabilities                                                          56,290                 102,317

Common shares subject to redemption, at redemption value                             2,550                   2,550
Redeemable Series A preferred stock, $1,000 par value: 3,000,000 shares
   authorized; 37,770 shares issued and outstanding in 2002; being                  34,453                       -
   accreted to mandatory redemption value of $1,000 per share
Redeemable Series B preferred stock, $0.001 par value: 3,000,000 shares authorized; 1,950,250 shares issued and outstanding in 2002 and 2001;
   being accreted to mandatory redemption value of $10.00 per share                 18,954                  16,941

Shareholders' deficit:
   Common stock, $0.001 par value: 100,000,000 shares authorized in 2002 and 60,000,000 in 2001; 44,237,984 and 23,963,051 shares issued and
     outstanding in 2002 and 2001, respectively                                         44                      24
   Additional paid-in capital                                                       34,688                  34,583
   Accumulated deficit                                                             (83,335)                (71,225)
                                                                           -------------------    --------------------
         Total shareholders' deficit                                               (48,603)                (36,618)
                                                                           -------------------    --------------------
                                                                               $    63,644             $    85,190
                                                                           ===================    ====================

See notes to consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                           Fiscal year ended
                                                         -------------------------------------------------------
                                                          December 28,        December 29,       December 30,
                                                              2002                2001               2000
                                                         ----------------    ----------------   ----------------

Net sales                                                   $   80,630          $   90,573        $   107,189
Cost of sales                                                   70,174              88,935             92,450
                                                         ----------------    ----------------   ----------------
         Gross profit                                           10,456               1,638             14,739

Selling, general and administrative expenses                     7,859              11,081             12,396
Impairment and other nonrecurring charges (credits)               (713)              7,431              2,299
                                                         ----------------    ----------------   ----------------
         Operating income (loss)                                 3,310              (16,874)               44

Other income (expenses):
   Interest expense                                            (10,838)             (10,947)           (8,008)
   Interest income                                                  48                   46               114
   Other, net                                                       26                 (130)                -
                                                         ----------------    ----------------   ----------------
                                                               (10,764)             (11,031)           (7,894)
                                                         ----------------    ----------------   ----------------
         Loss from continuing operations
            before income taxes                                 (7,454)             (27,905)           (7,850)

Provision for income taxes                                           -                   -                  -
                                                         ----------------    ----------------   ----------------

         Loss from continuing operations                        (7,454)             (27,905)           (7,850)

     Income (loss) from discontinued operations
       (including loss on disposal of $97 in 2002)                 209               (7,238)           (1,686)
                                                         ----------------    ----------------   ----------------

Net loss                                                    $   (7,245)         $   (35,143)      $    (9,536)
                                                         ================    ================   ================

Net loss from continuing operations attributable to
     common shareholders                                    $  (12,319)         $   (31,731)      $   (10,054)
                                                         ================    ================   ================
Net loss attributable to common shareholders                $  (12,110)         $   (38,969)      $   (11,740)
                                                         ================    ================   ================

Average common shares outstanding (basic and diluted)
                                                                42,667               23,667            21,625

Loss per common share (basic and diluted):
   Loss from continuing operations                          $    (0.28)         $     (1.34)      $     (0.46)
   Income (loss) from discontinued operations                        -                (0.31)            (0.08)
                                                         ----------------    ----------------   ----------------

   Net loss per share of common stock                       $    (0.28)         $     (1.65)      $     (0.54)
                                                         ================    ================   ================

See notes to consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE FISCAL YEARS IN THE PERIOD ENDED DECEMBER 28, 2002
(In thousands)

                                                                ADDITIONAL
                             PREFERRED STOCK  COMMON STOCK   PAID-IN CAPITAL    ACCUMULATED DEFICIT        TOTAL
                             ---------------- ------------- ------------------- --------------------- ----------------
Balances at
   December 31, 1999           $    15,670     $      19       $      23,820        $       (20,516)   $     18,993

Net loss                                                                   -                 (9,536)         (9,536)
                                         -             -
Issuance of capital stock
   and warrants:
    With debt                            -             -               5,383                      -           5,383
    For services rendered                -             -                  94                      -              94
    Under employment
      agreement                                                           77                      -              77
    Business acquisitions                              2               3,748                                  3,750
    For cash                            32             3                  79                      -             114
Preferred stock dividends
   declared                              -                                 -                 (2,204)         (2,204)
                                                       -
                             ---------------- ------------- ------------------- --------------------- ----------------
Balances at
   December 31, 2000                15,702            24              33,201                (32,256)         16,671

Net loss                                                                   -                (35,143)        (35,143)
                                         -             -
Reclassification of
   preferred shares
   subject to redemption           (15,702)                                -                      -         (15,702)
                                                       -
Issuance of capital stock,
   stock options, and
   warrants:
    With debt                            -             -               1,043                      -           1,043
    For services rendered                -             -                 127                      -             127
    Under severance
      agreement                                                           11                      -              11
    With preferred stock
      conversion                         -                               104                      -             104
                                                       -
    For cash                                                              97                      -              97
                                         -             -
Accretion of redeemable
   preferred stock to
   mandatory redemption
   value                                 -                                 -                 (1,343)         (1,343)
                                                       -
Preferred stock dividends
   declared                              -                                 -                 (2,483)         (2,483)
                                                       -
                             ---------------- ------------- ------------------- --------------------- ----------------
Balances at
   December 29, 2001                     -            24              34,583                (71,225)        (36,618)

Net loss                                                                                     (7,245)         (7,245)
Issuance of capital stock
   and stock options:
    For services rendered                                                 96                                     96
    For cash                                          20                   9                                     29

Accretion of redeemable
   preferred stock to
   mandatory redemption
   value                                                                                     (2,013)         (2,013)
Preferred stock dividends
   declared                                                                                  (2,852)         (2,852)
                             ---------------- ------------- ------------------- --------------------- ----------------
Balances at
   December 28, 2002                     -     $      44        $     34,688        $       (83,335)    $   (48,603)
                             ================ ============= =================== ===================== ================

See notes to consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                 Fiscal year ended
                                                                 December 28,        December 29,         December 30,
                                                                     2002                2001                 2000
OPERATING ACTIVITIES:
   Loss from continuing operations                              $  (7,454)          $ (27,905)           $  (7,850)
   Adjustments to reconcile loss from continuing
     operations to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                                6,459               6,818                5,179
       Impairment and other nonrecurring charges (credits)           (713)              7,431                2,299
       Stock-based compensation expense                                 -                  11                    -
       Stock and stock options issued for services rendered            96                 127                    -
       Other, net                                                       1                 111                    1
       Changes in operating assets and liabilities:
         Accounts receivable                                        3,430               5,743               (5,264)
         Inventories                                                   76               1,828                 (185)
         Other operating assets                                      (377)             (1,830)                (511)
         Accounts payable                                          (6,651)             (6,076)               8,132
         Other operating liabilities                                7,196               4,873               (2,508)
                                                              ---------------     ---------------      ---------------
Net cash provided by (used in) operating activities from
   continuing operations                                            2,063              (8,869)                (707)
Net cash provided by (used in) operating activities from
   discontinued operations                                           (817)              1,465               (1,625)
                                                              ---------------     ---------------      ---------------
Net cash provided by (used in) operating activities                 1,246              (7,404)              (2,332)

INVESTING ACTIVITIES:
   Business acquisitions, net of cash acquired                          -                   -              (31,747)
   Capital expenditures                                              (850)             (1,934)              (5,744)
   Collections from note receivable                                    61                   -                    -
   Other                                                               39                 541                   63
                                                              ---------------     ---------------      ---------------
Net cash  provided by (used in)  investing  activities  from
   continuing operations                                             (750)             (1,393)             (37,428)
Net cash  provided by (used in)  investing  activities  from
   discontinued operations                                         12,768                (103)              (2,133)
                                                              ---------------     ---------------      ---------------
Net cash provided by (used in) investing activities                12,018              (1,496)             (39,561)

FINANCING ACTIVITIES:
   Net change in revolving credit borrowings                       (3,439)             (5,063)                 (87)
   Proceeds from long-term borrowings                                   -              12,400               99,800
   Repayments of long-term debt                                   (10,518)             (1,835)             (57,167)
   Proceeds from issuance of capital stock                             29                  97                  114
   Preferred stock dividends paid                                       -                   -               (2,075)
   Payment of debt financing costs                                   (305)               (941)                   -
                                                              ---------------     ---------------      ---------------
Net cash (used in) provided by financing activities               (14,233)              4,658               40,585
                                                              ---------------     ---------------      ---------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                            (969)             (4,242)              (1,308)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        1,010               5,252                6,560

CASH AND CASH EQUIVALENTS, END OF YEAR                          $      41           $   1,010            $   5,252
                                                              ---------------     ---------------      ---------------

See notes to consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Clarion Technologies, Inc. and subsidiaries (collectively, the “Company” or “Clarion”) produce plastic injection molded parts for customers in the automotive, consumer goods and office environment industries throughout North America.

As decisions about the use of Company assets are made by reviewing the Company’s operations as a whole, and not by the various industry lines that our customers comprise, the Company is deemed to be one reportable segment that is engaged in the manufacture of plastic injection molded parts.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions have been eliminated.

Fiscal Year

During 2000, the Company changed its fiscal year-end to the Saturday nearest the end of December. The Company’s year-end previously ended on December 31. All years presented herein are 52-week periods.

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

The Company has classified checks disbursed but not yet presented for payment as accounts payable. The amounts at December 28, 2002, and December 29, 2001, were $472,000 and $894,000, respectively.

Allowance for Credit Losses

The allowance is determined by reviewing known customer exposures and applying historical credit loss experience to the current receivable accounts with consideration given to the current condition of the economy, assessment of the financial position of the creditors and overall trends in past due accounts. Management monitors credit exposure on a monthly basis and assesses the adequacy of the allowance for credit losses quarterly.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The Company estimates inventory allowances for slow-moving and obsolete inventories based on current assessments of future demands, market conditions and related management initiatives. The components of inventories are as follows (in thousands):

                                                            December 28,            December 29,
                                                                2002                    2001
                                                        ---------------------    --------------------
       Raw materials                                                  $1,151                  $1,502
       Work in process                                                   157                      66
       Finished goods                                                  1,197                   1,013
                                                        ---------------------    --------------------
       Inventory related to continuing operations                      2,505                   2,581
       Inventory related to discontinued operations                      -                       784
                                                        ---------------------    --------------------
       Total                                                          $2,505                  $3,365
                                                        =====================    ====================

Property, Plant and Equipment

Property, plant and equipment are recorded on the basis of cost. Expenditures for significant renewals and improvements are capitalized. Repairs and maintenance costs are charged to expense as incurred. Depreciation expense, including amounts attributable to assets under capital leases, is recognized over the estimated useful lives of the related assets using the straight-line method. Estimated useful lives range from five to 40 years for buildings and improvements, three to ten years for machinery and equipment, and two to ten years for furniture and office equipment. Depreciation expense was $3,451,000, $3,934,000, and $3,399,000 in fiscal 2002, 2001 and 2000, respectively.

Goodwill

In July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead annually test goodwill for impairment. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test within six months of the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The transitional goodwill impairment test, which was performed in the second quarter of 2002, and the annual impairment test, which were completed with the assistance of an independent valuations firm, had no impact on the Company’s financial position and results of operations. The reassessment of useful lives assigned to other intangibles did not impact earnings in fiscal 2002. The following illustrates the impact the adoption of SFAS 142 had on operations:

                                                              FY 2002          FY 2001         FY 2000
        Net loss from continuing operations
        attributable to common shareholders:
           As reported                                           $(12,319)       $(31,731)       $(10,054)
           Goodwill amortization                                       -              645             655
                                                         ------------------ --------------- ---------------
           Adjusted net loss from continuing
           operations attributable to common
           shareholders                                          $(12,319)       $(31,086)       $ (9,399)
                                                         ================== =============== ===============

        Net loss per share (basic and diluted) from
        continuing operations attributable to common
        shareholders:
           As reported                                           $  (0.28)       $  (1.34)       $  (0.46)
           Goodwill amortization                                       -             0.03            0.03
                                                         ------------------ --------------- ---------------
           Adjusted net loss per share from continuing
           operations attributable to common
           shareholders                                          $  (0.28)       $  (1.31)       $  (0.43)
                                                         ================== =============== ===============

        Net loss attributable to common shareholders:
           As reported                                           $(12,110)       $(38,969)       $(11,740)
           Goodwill amortization                                       -              713             791
                                                         ------------------ --------------- ---------------
           Adjusted net loss                                     $(12,110)       $(38,256)       $(10,949)
                                                         ================== =============== ===============

        Net loss per share (basic and diluted)
        attributable to common shareholders:
           As reported                                           $  (0.28)       $  (1.65)       $  (0.54)
           Goodwill amortization                                       -             0.03            0.04
                                                         ------------------ --------------- ---------------
           Adjusted net loss per share                           $  (0.28)       $  (1.62)       $  (0.50)
                                                         ================== =============== ===============

Impairment of Long-Lived Assets

When events indicate potential impairment, the Company reviews the recoverability of its long-lived assets by determining whether net carrying values can be recovered through undiscounted future operating cash flows over the remaining lives of the assets. If the sum of the expected future cash flows is less than the net carrying value of the assets, an impairment loss is recognized for the excess of the net carrying value over estimated fair value.

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company adopted the standard effective December 30, 2001. The adoption of SFAS 144 had no significant impact on the Company’s financial results, except that it permitted the Company to report the sale of its former Montpelier facility as discontinued operations (see Note 11). In September 2002, management determined that certain assets at the closed Greenville facility (see Note 10) that had been classified as held for sale no longer met the criteria outlined in SFAS 144. As a result, property, plant, and equipment balances have been adjusted to reflect this assessment and are being depreciated accordingly.

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

Income Taxes

The provision for income taxes is based on the earnings or loss reported in the consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the cumulative temporary differences between the carrying values of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense is measured by the net change in deferred income tax assets and liabilities during the year. To the extent that available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance is established.

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income or loss attributable to common shareholders by the weighted-average number of common shares outstanding in each year. Diluted EPS assumes the exercise of all potentially dilutive stock options and warrants.

The following table reconciles the numerator and denominator used in the calculation of basic and diluted EPS:

                                                               2002                2001               2000
                                                          ----------------    ---------------    ----------------
Numerator (in thousands):
   Loss from continuing operations                              $ (7,454)          $(27,905)           $ (7,850)
   Preferred stock dividends declared                             (2,852)            (2,483)             (2,204)
   Accretion of preferred stock to mandatory redemption
     value                                                        (2,013)            (1,343)                 -
                                                          ----------------    ---------------    ----------------
   Net loss from continuing operations attributable to
      common shareholders                                       $(12,319)          $(31,731)           $(10,054)
                                                          ================    ===============    ================

Numerator (in thousands):
   Net loss                                                     $ (7,245)          $(35,143)           $ (9,536)
   Preferred stock dividends declared                             (2,852)            (2,483)             (2,204)
   Accretion of preferred stock to mandatory redemption
     value                                                        (2,013)            (1,343)                 -
                                                          ----------------    ---------------    ----------------

   Net loss attributable to common shareholders                 $(12,110)          $(38,969)           $(11,740)
                                                          ================    ===============    ================

Denominator:
   Weighted-average shares outstanding for basic and
     diluted EPS                                             42,667,050         23,667,418          21,625,351
                                                          ================    ===============    ================

The denominator for computation of diluted EPS is the same as basic EPS for all years presented because the assumed exercise of all common stock equivalents is antidilutive as a result of the net loss incurred during each year. Potentially dilutive securities outstanding during each period were as follows:

                                                               2002                2001               2000
                                                          ----------------    ---------------    ----------------
Potentially dilutive shares:
   Stock options                                                2,532,525          3,562,150           3,562,150
   Warrants                                                       975,000         21,275,000             575,000
   Convertible preferred shares:
         Series A                                              21,582,758                -                   -
         Series B                                              11,135,928          9,751,250           6,535,958
                                                          ----------------    ---------------    ----------------

Total potentially dilutive shares                              36,226,211         34,588,400          10,673,108
                                                          ================    ===============    ================

Financial Instruments and Concentration of Credit Risk

The Company’s estimate of the fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying amounts at December 28, 2002, and December 29, 2001. It is not practical to estimate the fair value of debt because a quoted market price does not exist and it would be difficult to estimate fair value without incurring excessive costs.

The Company sells its products through production programs with various significant customers. Sales to Electrolux in 2002, 2001, and 2000 amounted to 49.2%, 40.3%, and 40.8% of net sales, respectively. Sales to Plastech were 21.7% of net sales in 2002, and sales to Johnson Controls, Inc. were 17.6% and 21.2% of net sales in 2001 and 2000, respectively. Accounts receivable with the Company’s four largest customers including Electrolux Home Products, Inc., Plastech Extended Enterprises, Inc. (the exclusive supplier to Johnson Controls, Inc.), Intier Automotive Interiors/Dakkota Integrated Systems, LLC, and Lear Corporation represented 84.0% and 64.0% at December 28, 2002 and December 29, 2001, respectively, of total accounts receivable. The Company routinely assesses the financial strength of its customers in order to manage its concentration of credit risk and generally does not require collateral or other security on accounts receivable.

The Company does not currently engage in hedging activities that require the use of derivative instruments or hold other financial instruments for trading purposes.

Stock-Based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and interpretations as permitted under SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). Accordingly, no compensation expense is recorded if the current market price of the underlying stock does not exceed the exercise price at the date of grant.

The following table illustrates the effect on net loss and net loss per share attributable to common shareholders as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), to stock-based employee compensation and non-employee Director compensation.

                                                                                Year Ended
                                                          -------------------------------------------------------
                                                           December 28,        December 29,       December 30,
                                                               2002                2001               2000
                                                          ----------------    ---------------    ----------------

Net loss attributable to common shareholders                    $(12,110)          $(38,969)           $(11,740)
   Deduct: Total stock-based employee compensation
     expense determined under fair value based method
     for all awards                                                  526                782               2,233
                                                          ----------------    ---------------    ----------------

   Pro forma net loss attributable to common
      shareholders                                              $(12,637)          $(39,751)           $(13,973)
                                                          ================    ===============    ================

Earnings per share:

   Basic and diluted, as reported                                $ (0.28)           $ (1.65)            $ (0.54)
                                                          ================    ===============    ================

   Basic and diluted, pro forma                                  $ (0.29)           $ (1.68)            $ (0.65)
                                                          ================    ===============    ================

For purposes of the SFAS 123 pro forma disclosures, the fair value of each option grant was estimated on the date of grant using the Black-Scholes model with the following assumptions:

                                                              2002                  2001                2000
                                                              ----                  ----                ----
Dividend yield
                                                              0.0%                  0.0%                0.0%
Volatility, as a percent                                      93% to 132%           60% to 82%          60%
Risk-free interest rate                                       4.8% to 6.0%          4.8% to 4.9%        5.0% to 6.6%
Expected life in years after vest                             4 to 9                4                   3 to 10
Forfeitures are accounted for as they occur.

New Accounting Standards

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have an impact on the Company’s financial position or results of operations unless the Company has future exit or disposal activities.

In December 2002, the FASB issued SFAS 148, which amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The Company has decided to continue to account for stock-based employee compensation using the intrinsic value method under APB Opinion No. 25 and interpretations as permitted under SFAS 148. Accordingly, no compensation expense is recorded if the current market price of the underlying stock does not exceed the exercise price at the date of grant.

Reclassifications

Certain amounts previously reported in prior fiscal years have been reclassified to conform with the presentation used in fiscal 2002.

2.   BUSINESS ACQUISITIONS AND DIVESTITURE

Purchase Transactions

On July 21, 2000, we acquired the net working capital of Small Parts — NAPCO, L.L.C. (“Small Parts”), a manufacturer of plastic injection molded parts. The cash purchase price, including transaction related costs, was $3,500,000. We did not acquire any equipment or real estate in this transaction and transferred the Small Parts business to our existing operating locations. There was no goodwill associated with this transaction.

On February 1, 2000, the Company acquired substantially all of the assets of Drake Products Corporation (“Drake”), a plastic injection-molding firm serving consumer products and automotive original equipment manufacturers and tier-one suppliers. Consideration for the acquisition included 2,000,000 shares of Clarion common stock with a fair value of $3,800,000, $25,600,000 in cash and the issuance of two subordinated promissory notes totaling $5,080,000. The Company also assumed $6,884,000 of liabilities. In related transactions, the Company acquired the real property used by Drake for $2,600,000 in cash and the issuance of a $1,000,000 promissory note. Goodwill of $22,625,000 was recorded in connection with this transaction.

The aforementioned acquisitions were accounted for using the purchase method of accounting, and therefore, the assets and liabilities were recorded based on their estimated fair values at the dates of acquisition. Operating results for these businesses have been included in the consolidated statements of operations from the respective dates of acquisition.

The following unaudited pro forma consolidated results of operations are presented as if the acquisition of Drake had been made at the beginning of the period presented. The historical operating results of Small Parts were not material and have not been included in the pro forma amounts below.

                                                     Fiscal
                                                      2000
                                               -------------------

Net sales                                           $121,321,000
Loss attributable to common shareholders             (11,812,000)
Net loss per share of common stock:
   Basic                                                   (0.54)
   Diluted                                                 (0.54)

This unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchases been made at the beginning of the periods presented or of the future results of the combined operations.

3.   LONG-TERM DEBT

Long-term debt consists of the following obligations (in thousands):

                                                           December 28,            December 29,
                                                               2002                    2001
                                                       ---------------------    --------------------
Senior Credit Agreement:
   Revolving credit debt                                            $6,498                  $9,937
   Term debt                                                        13,383                  23,157
Senior and other subordinated term notes, net of
   unaccreted discount of $1,120 and $5,228 in
   2002 and 2001, respectively                                       8,880                  31,172
Other subordinated promissory notes                                  8,337                   8,172
Capital lease obligations                                              592                     406
                                                       ---------------------    --------------------
                                                                    37,690                  72,844
Less current portion                                                11,162                  72,618
                                                       ---------------------    --------------------
                                                                   $26,528                    $226
                                                       =====================    ====================

As of December 28, 2002, the senior revolving credit facility was scheduled to mature on April 30, 2003, and allowed for aggregate borrowings of $13,000,000 at the prime rate plus 1.25% (5.50% and 6.00% at December 28, 2002 and December 29, 2001, respectively), subject to certain borrowing base limitations related to accounts receivable and inventory. In addition, a commitment fee of $3,000 was payable on the unused portion of the credit line. At December 28, 2002, there were $6,498,000 outstanding and $6,502,000 available for borrowing under this facility, assuming no borrowing base limitations. Within borrowing base limitations, $575,000 was available for borrowing.

As of December 28, 2002, the senior term debt was also scheduled to mature on April 30, 2003, and bore interest at variable rates based on LIBOR plus 4.50% or the prime rate plus 1.75%, at the option of the Company. The weighted average interest rate on the senior term debt was 6.50% at December 28, 2002 and December 29, 2001. $1,000,000 of the senior debt was guaranteed by Craig Wierda, one of the Company’s directors, in 2001, for which he received warrants to purchase up to a maximum of 1,000,000 shares of the Company’s Common Stock. See Note 9.

We refinanced our senior credit facility on April 14, 2003. The revolving credit facility matures on April 14, 2004, and allows for aggregate borrowings of $9,000,000 at the prime rate plus 0.50% or, at our option, 1, 2, 3 or 6-month LIBOR plus 3.25%, subject to certain borrowing base limitations related to accounts receivable and inventory. In addition, an unused facility fee of 0.375% per annum is payable on the unused portion for the credit line. The term debt matures on April 14, 2007 and is outstanding in the amount of $13,000,000 ($13,383,000 at December 28, 2002). The facility also permits draws to be made on a capital expenditure line of credit in the maximum amount of $1,500,000 that converts to a three year term loan on April 14, 2004. The term loan bears interest at the prime rate plus 0.75% or, at our option, 1, 2, 3 or 6-month LIBOR plus 3.5%. $1,000,000 of this senior debt is still guaranteed by Craig Wierda as described above.

As of December 28, 2002, all tangible and intangible assets of the Company collateralized borrowings under the Amended Senior Credit Agreement. Those assets also collateralize borrowings under the new Senior Credit Agreement.

Prior to a restructuring that occurred on December 27, 2002, the Company had senior and other subordinated term notes (senior subirdinated debt) outstanding in the principal amount of $36,400,000 with accrued interest of $11,369,824. The principal and accrued interest were bearing interest at interest rates of 12% and 15%. The senior subordinated debt is secured by a lien on all tangible and intangible assets of the Company and is owed to William Blair Mezzanine Capital Fund III, L.P., Craig Wierda, a Company director, William Beckman, the Company’s President and Tom Wallace, the Company’s Chief Operating Officer. The senior subordinated debt is subordinate to the Company’s senior bank debt.

On December 27, 2002, the senior subordinated debt and related accrued interest were restructured, which resulted in the replacement of these liabilities with 37,770 shares of Series A Convertible Preferred Stock of the Company and new senior subordinated debt in the principal amount of $10,000,000. See Note 7 for a description of the terms pertaining to the Series A Preferred Stock. The restructured senior subordinated debt is due June 30, 2007 and bears interest at 15%, due quarterly commencing on June 30, 2004, subject to contractual limitations imposed by the Company’s Senior Lender. The new Senior Credit Agreement precludes payment of interest on the senior subordinated debt prior to June 30, 2004. Deferred, accrued interest is capitalized.

The following table provides detail regarding the restructured debt, the holders thereof, and the shares of Series A Preferred Stock received in the restructuring:

                                                  Senior Subordinated Notes

                                                                   Amount of
                               Outstanding                       Principal and                    No. of Series A
                                Principal     Accrued Interest   Interest To Be     Total Debt       Preferred
           Holder            (as of 12/26/02) (as of 12/26/02)     Exchanged        Remaining        Received
-------------------------------------------------------------------------------------------------------------------

William Blair Mezzanine        $33,000,000      $10,699,222       $34,551,350       $9,147,872        34,552
Capital Fund III, LP

Craig Wierda                    $2,900,000         $558,590        $2,734,579         $724,011         2,734

William Beckman                   $200,000          $39,385          $189,273          $50,112           189

Tom Wallace                       $300,000          $72,627          $294,622          $78,005           295

           TOTAL               $36,400,000      $11,369,824       $37,769,824      $10,000,000        37,770

The restructuring of these liabilities was accounted for in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructuring” and EITF 02-04, “Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is Within the Scope of FASB No. 15". Accordingly, the remaining related unamortized deferred debt issue costs and debt discount remained recorded and no gain or loss was recorded on this transaction. The remaining net book value of the restructured debt and accrued interest was allocated to the Series A Preferred Stock and the Subordinated Note. The Company will accrete the value assigned to the Series A Preferred Stock of $34,453,000 to its mandatory redemption price of $37,770,000 using the effective interest method. The amount assigned to the Senior Subordinated Debt of $8,880,000 will be accreted to its face value of $10,000,000 using the effective interest method.

The senior subordinated debt was originally issued in conjunction with the issuance of warrants to purchase 23,800,000 shares of the Company’s common stock for $0.0001 per share. On their respective issuance dates, these warrants had an aggregate value of $6,400,000. The warrant value was accounted for as a reduction of the principal amount of the senior subordinated debt and is being accreted over the term of the agreements. Of the warrants issued, 23,200,000 have been exercised.

Other subordinated promissory notes at December 28, 2002 consisted principally of: (i) 18% unsecured notes in the original principal amount of $3,067,500 issued in connection with the acquisition of Drake Products Corporation that require periodic payments of interest only and mature on February 1, 2005 and (ii) a secured note in the original principal amount of $5,000,000 due to Electrolux with interest at 8% maturing on May 1, 2003.

The Company and the former owners of Drake (now known as A&M Holdings, Inc.) entered into a settlement that is described in more detail in Note 8. This settlement was finalized subsequent to the Company’s year-end. In accordance with SFAS No. 5, Accounting for Contingencies, this settlement has been reflected in the December 28, 2002 consolidated balance sheet. In conjunction with this settlement, William Blair and Craig Wierda purchased $2,067,500 of the Drake Notes along with related accrued interest of $670,000. The purchased notes and related accrued interest were replaced with two new subordinated promissory notes (Settlement Notes), each in the principal amount of $1,379,000. These Settlement Notes bear interest at 18% and are due February 1, 2005. The settlement also included a provision whereby the Company will issue 400 shares of Series A Convertible Preferred Stock to William Blair and Craig Wierda if the Settlement Notes are not paid in full by June 2, 2003. The Company expects to issue these shares and will recognize an expense for such shares at the time they are issued. The remaining $1,000,000 Drake note matures in February 5, 2005.

As part of the settlement noted above, the Company was required to take title to equipment and assume a $700,000 liability (the Equipment Note) due on the related equipment. This Equipment Note is due February 16, 2004, but the Company has agreed to pay it in full no later than January 1, 2004. Interest on the note in the amount of $35,000 was prepaid in January 2003. The Equipment Note has been included with other current liabilities as of December 28, 2002.

The $5,000,000 secured promissory note issued to Electrolux is being paid in monthly installments. Certain additional principal payments will be made if the Company receives additional new business from Electrolux or if the Company meets certain performance targets. The remaining balance owed on this note at December 28, 2002 was $4,600,000, due May 1, 2003. The terms of the Electrolux note were modified on April 14, 2003, along with the refinancing of the Company’s senior debt. As of April 14, 2003, the note was outstanding in the amount of $4,300,000. The note will be paid in monthly installments and will mature no later than April 14, 2005.

As of December 28, 2002, the Amended Senior Credit Agreement required the subordinated debt holders and preferred shareholders to forego interest and dividend payments, respectively, through April 30, 2003, unless approved by the banks. Interest and dividends, therefore, have been accrued through December 28, 2002. The new Senior Credit Agreement contains the same prohibition. Interest and dividends, therefore, continue to accrue. The Senior Credit Agreement and Senior Subordinated Debt Agreement also prohibit the payment of dividends on common stock.

Based on the contractual terms of all amended debt agreements, principal maturities of long-term debt and capital lease obligations are as follows: fiscal 2003 — $11,162,000; fiscal 2004 — $2,906,000; fiscal 2005 — $6,377,000; fiscal 2006 — $1,430,000; fiscal 2007 — $16,935,000.

Interest paid on debt was $2,295,000, $3,581,000, and $6,500,000 in fiscal 2002, 2001, and 2000, respectively.

The Company’s Senior Credit Agreement and Senior Subordinated Debt Agreement contain numerous restrictive covenants, including covenants related to targets for earnings before interest, taxes, depreciation, and amortization (EBITDA), fixed charge coverage ratios, total liabilities to tangible capital fund ratios, working capital levels, and limits on capital expenditures. At December 28, 2002, the Company was in compliance with these covenants under the terms of the Amended Senior Credit Agreement, but in technical default under the terms of the Senior Subordinated Debt Agreement. The technical default was waived by the senior subordinated lenders on April 14, 2003, in conjunction with the refinancing of the senior debt and the concurrent amending of the terms of the senior subordinated debt.

4.   LEASES

The Company leases certain office and production facilities and equipment under lease agreements through 2015. The Company recorded assets related to capital lease agreements through non-cash transactions totaling $669,000 in 2002. Total assets recorded related to capital lease agreements are as follows (in thousands):

                                               December 28,             December 29,
                                                   2002                     2001
                                           ----------------------   ---------------------

Equipment                                               $ 1,005                 $ 1,091
Less accumulated depreciation                              (248)                   (350)
                                           ----------------------   ---------------------
                                                         $  757                  $  741
                                           ======================   =====================

The following is a schedule of future minimum rental payments required under capital and operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 28, 2002 (in thousands):

                                                  Capital                Operating
                                           ----------------------   ---------------------

Current                                                   $ 238                  $ 896
2004                                                        175                    760
2005                                                        138                    548
2006                                                        138                    427
2007                                                         -                     372
2008                                                         -                     366
Thereafter                                                   -                   2,560
                                           ----------------------   ---------------------
Total minimum lease payments                               689                  $5,929
Less amounts representing interest                         (97)     =====================
                                           ----------------------
Present value of minimum lease payments                  $ 592
                                           ======================

Rent expense for all operating leases was $1,332,000, $1,830,000, and $1,973,000 in fiscal 2002, 2001, and 2000, respectively.

5.   INCOME TAXES

The following table reconciles the U.S. federal statutory rate to the Company’s effective income tax rate:

                                                                    Fiscal
                                           ----------------------------------------------------------
                                                 2002                2001                 2000
                                           -----------------    ----------------     ----------------

Statutory rate                                     (34.0)%             (34.0)%              (34.0)%
Change  in  net   deferred   income   tax
     assets,  including  effect of change
     in valuation allowance                         34.0                35.4                 34.2
Other                                                 -                 (1.4)                (0.2)
                                           -----------------    ----------------     ----------------
Effective income tax rate                             -   %               -   %                -   %
                                           =================    ================     ================

The primary components of the Company’s deferred income tax assets and liabilities are as follows (in thousands):

                                                                 December 28,         December 29,
                                                                     2002                 2001
                                                               -----------------    -----------------

Deferred income tax assets:
   Net operating losses                                             $   23,544          $    20,526
   Accounts receivable and inventory valuation allowances                  189                  303
   Employee benefits                                                       197                  542
   Other accrued liabilities and asset impairment charges                1,345                4,267
                                                               -----------------    -----------------
Total deferred income tax assets                                        25,275               25,638
Less valuation allowance                                                22,696              (22,120)
                                                               -----------------    -----------------
Net deferred income tax assets                                           2,579                3,518

Deferred income tax liabilities:
   Accumulated depreciation                                             (1,873)              (2,879)
   Goodwill                                                               (706)                (639)
                                                               -----------------    -----------------
Total deferred income tax liabilities                                   (2,579)              (3,518)
                                                               -----------------    -----------------
Net deferred income taxes recognized                                   $    -              $     -
                                                               =================    =================

A valuation allowance has been established against net deferred income tax assets due to the uncertainty that such income tax benefits will be realized. Realization of these benefits will not occur until such time as the Company sustains profitable operations and the change in control consideration discussed in the following paragraph has been resolved.

At December 28, 2002, the Company had $69,300,000 of Net Operating Loss (“NOL”) carryforwards for income tax purposes, which expire in 2006 through 2022. Federal tax laws restrict NOL carryforwards when certain changes of control occur. A 50% change of control, which is calculated over a rolling three-year period, may cause us to lose some or all of our NOL carryforward benefits. Due to the significant number of equity transactions that have occurred in recent years, the Company believes there may have been changes in control that might limit our ability to utilize our NOL carryforwards.

6.   EMPLOYEE BENEFIT AND STOCK PLANS

The Company maintains 401(k) retirement savings plans for the benefit of substantially all full-time employees. Participant contributions are matched by the Company as defined in the plans. The Company’s matching contributions to the plans were $18,000, $336,000 and $293,000 in fiscal 2002, 2001, and 2000, respectively.

In June 2000, the Company’s shareholders approved a noncompensatory stock purchase plan whereby 400,000 shares of common stock has been reserved for purchase by eligible employees through a payroll deduction program. The purchase price of the stock is 85% of the average closing price of the last 30 trading days of the respective quarter. The stock purchase plan expires on June 30, 2010, and may be amended by the Board of Directors at any time. At December 28, 2002, 170,572 shares have been purchased under the plan.

The Company also has two stock option plans that were approved by the shareholders. A total of 2,750,000 shares of Clarion common stock have been approved for issuance under the plans. The plans permit options to be granted to officers, directors and other key employees. Options granted may either be incentive stock options or nonqualified stock options. Incentive stock options awarded under the plans may not be granted at a price less than the fair market value on the date of grant. Nonqualified options awarded under the plans may not be granted at a price less than 85% of the fair market value on the date of grant. Conditions of vesting are determined at the time of grant. The maximum option term may not exceed ten years from the date of grant.

In addition to the two stock option plans discussed above, the Company issues nonqualified stock options from time to time that fall outside of these approved plans. The Board of Directors determines the terms of the options at the time of issuance. As of December 28, 2002, a total of 1,260,000 options were outstanding relating to these separate issuances.

The following table summarizes all stock option activity pertaining to the Company’s common stock:

                                                                      Weighted Average
                                                  Shares               Exercise Price
                                           ----------------------   ---------------------
Outstanding at January 1, 2000                        1,855,000             $3.20

Granted                                               1,915,775              3.84
Exercised                                               (25,000)             3.25
Expired or canceled                                    (183,625)             7.56
                                           ----------------------   ---------------------
Outstanding at December 30, 2000                      3,562,150              3.32

Granted                                                 728,500              2.44
Expired or canceled                                    (728,500)             4.18
                                           ----------------------   ---------------------
Outstanding at December 29, 2001                      3,562,150              2.96

Granted                                                 358,500              0.69
Expired or canceled                                  (1,388,125)             2.45
                                           ----------------------   ---------------------
Outstanding at December 28, 2002                      2,532,525             $2.92
                                           ======================   =====================

Shares available for future grants were 1,477,475 at December 28, 2002 and 1,247,850 at December 29, 2001, under the Company’s two approved stock option plans.

The weighted-average grant date fair value for stock options granted was $0.31, $1.11 and $2.04 in fiscal 2002, 2001, and 2000, respectively.

The following table summarizes information about outstanding and exercisable options at December 28, 2002:

                                               Options Outstanding                           Options Exercisable
                              ------------------------------------------------------ ------------------------------------
                                                    Weighted
                                                    Average                                                  Weighted
                                                   Remaining          Weighted                               Average
                                                  Contractual         Average                                Exercise
  Range of Exercise Prices        Shares         Life in Years     Exercise Prices         Shares             Prices
----------------------------- ----------------  ----------------- ------------------ -------------------- ---------------
       $0.15 - $2.75             1,152,000            3.7               $1.43                 653,500           $1.27
        3.00 -  3.75               910,000            1.0                3.23                 790,000            3.22
        4.00 -  6.88               395,525            3.8                5.02                 335,525            5.13
        9.00 - 12.00                75,000            3.8               11.00                  75,000           11.00
                              ----------------                                       --------------------
                                 2,532,525            2.7                2.92               1,854,025            3.20
                              ================                                       ====================

The number of options exercisable was 2,199,075 at December 29, 2001, and 2,407,500 at December 30, 2000 with weighted average exercise prices of $3.19 and $3.43, respectively.

The Company accounts for its stock options in accordance with APB 25 and related interpretations. Accordingly, no compensation expense is recorded if the current market price of the underlying stock does not exceed the exercise price at the date of grant. See Note 1 for a pro forma disclosure of the impact stock options would have had on operations had the Company applied the fair value accounting provisions of SFAS 123.

Each calendar year our directors are granted options for the purchase of 12,000 shares of our common stock. The options are to be granted quarterly in the amount of 3,000 shares each, as of the end of each quarter. The option exercise price is required to equal the market value of our common stock on the date of grant. Each option is exercisable for ten years following the date of grant and vests the year after the date of grant. In addition, we reimburse directors for out-of-pocket expenses incurred to attend board of directors and committee meetings. Total options granted to directors in fiscal 2001 and 2002 were 78,500 and 58,500, respectively. Furthermore, 30,760 of stock grants, valued at $126,885, owed to directors for prior services rendered will be issued in 2003 and were recorded in 2002.

7.   SHAREHOLDERS’ EQUITY

During 1999, the Company authorized 3,000,000 shares of preferred stock of which 2,500,000 shares are designated as convertible preferred stock with a par value of $0.001 per share. The Company has issued 1,958,750 of the 2,500,000 designated shares. On December 27, 2002, with the approval of the holders of the preferred stock given on December 16, 2002, this series of preferred stock was named “Series B Convertible Preferred Stock.”

Since its initial issuance, the holders of the Series B Preferred Stock have approved various amendments to its terms, including changes to the dividend rate and conversion ratio. The table set forth below indicates the time periods in which certain dividend rates and conversion ratios were in effect.

                                                                       Conversion Ratio
                    Period                   Dividend         (shares of common stock/shares of
                                               Rate                    preferred stock)
        ------------------------------- -------------------- -------------------------------------

        February 14, 2000 until
          April 15, 2001                        14%                        2 for 1

        April 16, 2001 until
          March 31, 2002                        12%                       3.33 for 1

        April 1, 2002 until
          December 26, 2002                     12%                       5.00 for 1

        December 27, 2002 until
          present                               10%                       5.71 for 1

Dividends are payable in either cash or Clarion common stock, at the option of the Company. However, the Senior Credit Agreement requires the preferred stockholders to forego any dividend payments of any kind. Conversion occurs at the option of the holder. The Company may at any time redeem all or any portion of the Series B Preferred Stock for $10.00 per share plus all accrued and unpaid dividends thereon. The Series B Preferred Stock has a mandatory redemption date June 20, 2008 for 50% of the shares, and June 30, 2009 for the remaining 50%, subject to any existing contractual agreements that may prohibit such redemption. Holders of the convertible preferred stock have voting rights and preference over common stockholders in dividends and liquidation rights. The Series B Preferred Stock had a liquidation value of $8.00 per share through April 15, 2001, at which time it was increased to $10.00 per share.

On December 16, 2002, the holders of the Series B Preferred Stock approved the issuance of a second, senior series of preferred stock which is named “Series A Convertible Preferred Stock.” On December 27, 2002, the Company issued 37,770 shares of Series A Preferred Stock with a par value of $0.001 per share in conjunction with the debt restructuring discussed in Note 3. The dividend rate is 12%, with a default rate of 15%, payable quarterly, in cash only, commencing June 30, 2004, subject to existing restrictions under the Senior Credit Agreement. The Series A Preferred Stock may be converted into common stock at any time at a conversion rate of 571 common shares for each share of preferred stock. The stock is subject to mandatory redemption in full at June 30, 2007, or earlier in the event of certain circumstances, including defaults. The redemption value is $1,000 per share. Holders of the Series A Preferred Stock have voting rights and preference over common stockholders and holders of Series B Preferred Stock in dividends and liquidation rights.

The Company’s shareholders approved a change in the par value of the Company’s common stock from $0.01 to $0.001 per share in fiscal 1999, and also increased the number of authorized common shares from 20,000,000 to 40,000,000. Authorized shares were increased to 60,000,000 in fiscal 2001 and to 100,000,000 in fiscal 2002.

In 1999, the Company issued 850,000 shares of Clarion common stock in connection with the acquisition of Double J. Of the 850,000 Clarion shares issued in the acquisition, 425,000 shares (“Put Shares”) are subject to the terms of stock put agreements (“Put Agreements”) that require the Company to purchase some or all of the Put Shares from the holders at a price of $6.00 per share. The maximum potential repurchase obligation of the Company is $2,550,000. As a result of an amendment to the Put Agreements signed in November 2002, the put options expire on November 15, 2003, and are exercisable between October 1, 2003, and November 14, 2003. The Company agreed to pay the holders of the put options $284,000 in consideration over the extended put period for the Put Agreement amendment. The Put Shares are classified as mezzanine equity in the consolidated balance sheets on the line item entitled “Common Shares Subject to Redemption.” Concurrent with the issuance of these stock put options, the Company entered into a stock put agreement with a member of the Board of Directors which requires that Director to purchase a number of shares of Clarion common stock equal to the product of (i) the aggregate purchase price paid by Clarion for the Put Shares, divided by the lesser of (ii) the closing price of the common stock on the date Clarion receives notice of its obligation to perform under the Put Agreements, or (iii) $6.00. The Company’s put option expires on November 25, 2003, and is exercisable between October 1, 2003, and November 14, 2003. In exchange for that put agreement, the Director received warrants to purchase 200,000 shares of Clarion common stock at an exercise price of $5.00 per share. The warrants expired on September 30, 2002.

The Company has the following warrants outstanding at December 28, 2002:

(a)	225,000 to various individuals, issued February 29, 2000 with a 3 year life and an exercise price of $4.625;
(b)	150,000 to the Elsa Prince Living Trust, issued June 29, 2000 with a 3 year life and an exercise price of $4.625;
(c)	100,000 to William Beckman, the Company’s President, issued April 20, 2001 with a 9 year life and an exercise price of $0.0001; and
(d)	500,000 to William Beckman, the Company’s President, issued December 6, 2001 with a 10 year life and an exercise price of $0.0001.

The warrant issued to the Elsa Prince Living Trust and the warrants issued to various individuals were issued as compensation for their guaranty of a portion of the Company’s senior debt. Those guarantees have been terminated. The warrants issued to Mr. Beckman were issued as compensation for the senior subordinated loans made to the Company by that executive.

8.   LITIGATION AND CONTINGENCIES

In December 2002, the Company reached a settlement agreement in which it was a defendant in a suit filed by the former owners of Drake Products Corporation (“Drake”). The settlement transferred two notes ($2,000,000 and $67,500) which were due to Drake and the related accrued interest to a Director and William Blair Mezzanine Capital in exchange for payments made by them to Drake. The Company also agreed to assume a $700,000 liability and take title to the related equipment. The settlement had no impact on the financial statements in 2002. The interest rate (18.0%) remained unchanged. In addition to increased interest expense, the Company is obligated to issue 800 shares of Series A Preferred Stock if the notes and related interest are not paid in full by June 1, 2003. The Company will recognize an expense for such shares at the time they are issued.

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

9.   RELATED PARTY TRANSACTIONS

In April 2001, a Director of the Company personally guaranteed $1,000,000 of term debt issued under the Amended Senior Credit Agreement. A warrant to purchase up to 1,000,000 shares of common stock at a price of $.0001 was issued to the Director in consideration for this guarantee. The fair value of the warrant ($50,000) was expensed over the initial guarantee period of April 2001 to April 2002. As the related debt was not paid by April 2002, the guarantee was extended until April 2003, and related fees of $13,000 were capitalized and are being expensed through April 2003.

In fiscal 2001, a Director and two officers of the Company provided $3,400,000 of capital to the Company in the form of subordinated debt. In addition to interest as provided under the agreements, the providers of this capital received warrants to purchase 13,000,000 shares of Clarion common stock for $.0001 per share. The fair value of the warrants ($849,000) is being expensed over the term of the related debt. In conjunction with the debt restructuring described in Note 3, in December 2002, $2,548,000 of this debt and the related accrued interest of $670,000 were converted into 3,218 shares of Series A Preferred Stock.

In February 2000, two Directors of the Company, one executive officer and two other parties personally guaranteed $12,000,000 of debt issued in connection with the acquisition of Drake. In consideration for the guarantees, the Company paid the guarantors a monthly fee ranging from 0.67% to 2.00% of their respective guaranty amounts and issued warrants for the purchase of Clarion common stock aggregating 375,000 shares at a price of $4.625 per share. The fair value of the warrants was expensed over the guarantee period. The guarantees were terminated in 2002.

10.   IMPAIRMENT AND OTHER NONRECURRING CHARGES

Throughout fiscal 2001 and 2002, the U.S. economy experienced a slowdown in manufacturing activity. In particular, several of the industries served by the Company, such as the domestic automotive and heavy truck markets, endured dramatic reductions in orders. In response to these conditions, management took aggressive actions to consolidate existing operations, cut overhead costs and reduce excess capacity. These actions have resulted in the need to write down the value of certain assets and to recognize various costs anticipated to execute these actions.

On March 16, 2001, the Company announced the closing of one of its facilities in Greenville, Michigan. The plant closing resulted in the transfer of employees and related production to other Company facilities located in Western Michigan. Management accrued a nonrecurring pre-tax charge of $2,000,000 related to the closing to cover various exit costs ($485,000) and anticipated non-cash losses on the sale of the property, plant, and certain equipment ($1,515,000) during fiscal 2001. At the end of July 2001, the closing activities were substantially completed. In June 2002, the Company recorded a $24,000 adjustment related to the sale of certain equipment at this facility which had been previously reserved. In September 2002 and November 2002, the Company recorded reversal adjustments of $318,000 and $133,000, respectively, related to equipment being transferred and used in the operations of other facilities which had been previously reserved. In December 2002 an impairment of $190,000 was recorded as additional equipment not previously reserved was deemed impaired.

During the second quarter of fiscal 2001, the Company announced its decision to relocate certain functions previously located in its Technical Center and to outsource the manufacture of tooling. Specifically, these actions included the relocation of engineering, program management, and sales personnel to the Company’s manufacturing facilities in order to provide integrated support to the manufacturing operations. In addition, many of the tool makers and equipment previously used in the manufacture of tooling were moved directly into the manufacturing facilities. The Company continues to manage new tooling programs for its customers, but outsources the actual tool manufacturing as well as complex design and engineering programs. Management accrued a nonrecurring pre-tax charge of $1,040,000 related to these actions to cover various exit costs ($627,000) and anticipated non-cash losses on the disposition of certain furniture, fixtures, and equipment ($413,000), which non-cash losses were incurred during the remainder of 2001. These relocation activities were completed by the end of the third quarter of fiscal 2001.

The Company performed an analysis of the expected undiscounted future cash flows related to its manufacturing facilities and determined that an asset impairment charge in the amount of $10,900,000 in fiscal 2001, $6,509,000 of which was included in discontinued operations, and $2,299,000 in fiscal 2000 was required to adjust the net carrying value of long-lived assets, including goodwill, associated with certain of its manufacturing facilities to fair value under the provisions of SFAS No. 121.

In May 2002, the Company reached a settlement agreement with the lessor of the Company’s former Technology Center concerning the early termination of the Company’s lease. As a result of the settlement, accrued exit costs were reduced by $428,000 in the first quarter of 2002.

Changes in the balances of the Company’s restructuring liabilities were as follows:

Balance at December 29, 2000                        $         -
     Accrual of exit costs                            1,112,000
     Payment of exit costs                             (195,000)
Balance at December 29, 2001                            917,000
   Reversal of exit costs                              (428,000)
   Payment of exit costs                               (119,000)
                                           ----------------------
Balance at December 28, 2002                        $   370,000
                                           ======================

11.   DISCONTINUED OPERATIONS

In an effort to reduce both operating losses and long-term debt, on April 29, 2002, the Company sold the assets related to its Montpelier manufacturing facility that served the heavy truck industry. The Company received $12,780,000 in cash, $800,000 in notes (bearing interest at 7.0% and due on or before April 28, 2005), plus the assumption of certain liabilities. Assets sold included approximately $3,312,000 of receivables, $593,000 of inventory, and $11,402,000 of net fixed assets. Liabilities assumed consisted primarily of approximately $2,331,000 of payables and accruals. The buyer purchased certain of these working capital items at their net carrying value as determined as of the closing date. The Company incurred a loss of $97,000 on the sale and used the proceeds from the sale to pay certain debt obligations under the Amended Senior Credit Agreement. In accordance with SFAS 144, the balance sheet and operations of this facility have been segregated as discontinued operations and include the amounts indicated in the following tables (in thousands).

                                                           Fiscal Year Ended
                                        December 28,         December 29,        December 30,
                                        ------------         ------------        ------------
                                            2002                 2001                2000
                                            ----                 ----                ----

        Net sales                       $        5,557       $       15,061        $      10,185
        Net income (loss)                          209               (7,238)              (1,686)

                                                             December 28,        December 29,
                                                             ------------        ------------
                                                                 2002                2001
                                                                 ----                ----
        Current assets:
            Accounts receivable                                $       -           $       2,033
            Inventory                                                  -                     784
            Prepaid expenses and other                                 -                     112
                                                               -------------       -------------
        Total current assets                                   $       -           $       2,929

        Long term assets:
            Property, plant, and equipment, net                $       -           $      11,675
            Other long term assets                                     -                     143
                                                               -------------       -------------
        Total long term assets                                 $       -           $      11,818

        Current liabilities:
            Accounts payable                                   $       -           $       1,896
            Accrued payroll and benefits                               -                      98
            Other current liabilities                                  -                     118
                                                               -------------       -------------
        Total current liabilities                              $       -           $       2,112
                                                               =============       =============

12.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The Company’s unaudited quarterly results of operations are as follows (in thousands, except per share data):

                                 First              Second               Third               Fourth
                                Quarter             Quarter             Quarter             Quarter
                            ----------------    ----------------    -----------------   -----------------

Fiscal 2002
Net sales                          $18,657             $22,206              $19,993             $19,774
Gross margin                         2,341               3,909                2,225               1,981
Net loss from                       (2,125)               (682)              (1,888)             (2,759)
continuing operations
Income (loss) from
   discontinued operations             258                 (81)                  32                  -
Net loss                            (1,867)               (763)              (1,856)             (2,759)
Net loss per share:
      Basic                          (0.08)              (0.04)               (0.07)              (0.09)
      Diluted                        (0.08)              (0.04)               (0.07)              (0.09)

Fiscal 2001
Net sales                           25,542              23,118               22,700              19,213
Gross margin                         2,416              (1,203)                  69                 356
Net loss from
continuing operations               (4,435)             (8,656)              (6,079)             (8,735)
Income (loss) from
   discontinued operations            (725)             (5,297)                 575              (1,791)
Net loss                            (5,160)            (13,953)              (5,504)            (10,526)
Net loss per share:
      Basic                          (0.24)              (0.61)               (0.27)              (0.53)
      Diluted                        (0.24)              (0.61)               (0.27)              (0.53)

The Company recorded adjustments to other nonrecurring charges (credits) of $(428,000), $(24,000), $(318,000), and $57,000 in each quarter, respectively, of fiscal 2002. In December 2002, we entered into a long-term supply agreement with a significant customer. As part of this agreement, we wrote off $460,000 of launch costs receivable from this customer.

The Company recorded impairment and other nonrecurring charges of $1,500,000, $5,895,000, and $6,545,000 in the first, second and fourth quarters, respectively, of fiscal 2001. Of these charges, $6,509,000 was related to the operations that were discontinued.

13.   OPERATING CONSIDERATIONS AND MANAGEMENT PLANS

As shown in the financial statements, the Company has incurred significant net losses in each of the past three years and is highly leveraged. At December 28, 2002, the Company is also experiencing liquidity constraints and has a deficit position in working capital and shareholders’ equity.

The Company has been proactively addressing its current liquidity and operational issues in an effort to improve cash flows. On April 11, 2003, the Company refinanced its senior debt and modified the terms of certain portions of its subordinated debt. The term loan portion of the new senior credit facility matures in four years and the line of credit matures in one year. The terms of the senior credit facility allow the Company to make payments on its subordinated debt, subject to certain limitations. In addition, beginning in fiscal 2001 and currently continuing, subordinated debt holders and preferred shareholders agreed to defer interest and dividend payments through the maturity date of the senior debt, unless approved by the Company’s senior lenders.

The Company has implemented several operating initiatives and successfully reduced costs and improved profitability. The Company has positioned itself to increase sales and profitability, including the successful completion of a supplier agreement that was entered into in May 2002, which increases sales each year through 2005. Also, the Company has been successful in obtaining additional business from other customers and expects to have increased growth in 2003. The increase in business coupled with the changes in cost structure are expected to have a positive impact on profitability in 2003.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 26, 2002, the Company’s Board of Directors approved of a change in its independent accountant from Ernst & Young LLP (“Ernst”) to BDO Seidman LLP (“BDO”) based upon the recommendation of the Audit Committee. Ernst’s reports on the Company’s consolidated financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except for the fiscal 2001 report that contained a modification as to uncertainty relating to the Company’s ability to continue as a going concern. During 2000, 2001, and a portion of 2002, preceding the Board’s decision to change independent accountants, there were no disagreements with Ernst on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which disagreement(s), if not resolved, would have caused Ernst to refer to the matter of the disagreement(s) in connection with its reports. During that same period of time, there were no reportable events as described in item 304(a)(1)(b) of the Securities and Exchange Commission’s Regulation S-K.

PART III

ITEM 10.   DIRECTORS OF THE REGISTRANT

DIRECTORS

The following persons currently serve on our Board of Directors until our 2003 annual meeting, and it is anticipated they will be nominated for election as directors, each to serve until the 2004 annual meeting: Kenneth La Grand, Steven W. Olmstead, Jack D. Rutherford, Frederick A. Sotok, Frank T. Steck, Anthony Wauterlek, and Craig A. Wierda.

Kenneth La Grand, 62, has served as a director of the Company since March 2003. Mr. La Grand served as Executive Vice President and Director of Gentex Corporation from 1987 until he retired in January 2003. Mr. La Grand received a BSME from Michigan State University.

Steven W. Olmstead, 50, has served as a Director of the Company since April 2002. Mr. Olmstead was employed as a certified public accountant for nine years by Arthur Young & Company focusing primarily on audit services. In 1985, Mr. Olmstead became the Vice President of Finance and Treasurer and a member of the board of directors of Indian Head Industries, Inc., a manufacturer of interior trim and engine sealing components for the automobile industry and of brake system components for the heavy duty truck industry with six plants including operations in Canada and Europe with annual revenues of approximately $110,000,000. In, 1993, Mr. Olmstead became a partner in a management consulting practice specializing in turnaround management of financially troubled businesses. Since, 1997, Mr. Olmstead has operated as a self-employed consultant serving in numerous capacities for several companies, including, interim President and Chief Executive Officer and Chief Operating Officer. Mr. Olmstead received an MBA from the University of Michigan with emphasis in finance and accounting and a BBA from Western Michigan University in finance and economics.

Jack D. Rutherford, 69, served as Chairman of the Board of the Company from November 1998 until December 2000 and has been a Director of the Company since October 1998. Mr. Rutherford served as Chief Executive Officer of the Company from January 1999 through December 1999. Mr. Rutherford is the co-founder, Chairman and Chief Executive Officer of ICM Industries, Inc., a private holding company of turn-around manufacturing businesses. ICM has acquired 13 companies with total revenues of over $452 million. From 1978 to 1985, Mr. Rutherford served in various executive officer positions at International Harvester (Navistar International), including Vice Chairman from 1984 to 1985 and President and Chief Operating Officer from 1983 to 1984. Prior to joining International Harvester, Mr. Rutherford was employed by Ford Motor Company for 26 years. Mr. Rutherford received an MBA from Michigan State University and an advanced management degree from Harvard Business School.

Frederick A. Sotok, 68, has served as a Director of the Company since May 1999. Mr. Sotok became Manager of Manufacturing in 1977 at Prince Corporation, an $800 million automotive supplier of interior parts. Prince Corporation was acquired in 1996 by Johnson Controls, Inc. Mr. Sotok became Vice President of Manufacturing in 1980 and Senior Vice President of Operations in 1989. In 1993, Mr. Sotok became Executive Vice President and Chief Operating Officer. Prior to employment with Prince Corporation, Mr. Sotok spent 17 years with General Electric in various manufacturing positions. Mr. Sotok is currently retired. Mr. Sotok is also on the advisory board of Innotec, Inc. in Zeeland, Michigan and consults with other West Michigan firms. Mr. Sotok holds an MBA from the University of Detroit and a bachelor’s degree in metallurgy from Penn State University.

Frank T. Steck, 65, has served as a Director of the Company since October 1998. Mr. Steck has over 35 years of experience in retail, wholesale and manufacturing with strong emphasis in heavy duty industries, including agriculture, automotive, truck and construction. Mr. Steck is currently employed in the executive search industry as the Vice President of A. T. Kearney, a position he has held for over six years. Mr. Steck has previously served as Senior Vice President and General Manager-North America of Fleetguard, Inc., a subsidiary of Cummins Engine Co., as Vice President-Worldwide Parts Marketing and Sales of J.I. Case, a subsidiary of Tenneco, Inc., as Vice President and General Manager-Corporate Parts Operations of International Harvester, and as Director of Marketing-Automotive Products of Sears, Roebuck and Company. Mr. Steck currently serves as a Director of SRC Holdings Corporation. Mr. Steck graduated from Wilkes University with a BS degree in business administration and economics.

Anthony Wauterlek, 65, has served as a Director of the Company since November 2002. Mr. Wauterlek has managed Ritchie Wauterlek Asset Management, a private venture capital group located in Chicago, Illinois, and served as an advisor/director of the Prince Corporation. Mr. Wauterlek obtained a BSBA from Roosevelt University and the University of Illinois and an MA from East Carolina University.

Craig A. Wierda, 42, has served as Chairman of the Company’s Board since January 2001 and has been a Director of the Company since February 1999. Mr. Wierda has over 17 years of experience in the automotive industry. Mr. Wierda acquired his first automobile dealership in 1985 and currently owns five dealerships throughout Michigan, with total annual sales of more than $100,000,000. From 1995 to 1996, Mr. Wierda served as a Director of Prince Corporation, a tier-one supplier in the automotive interior trim manufacturing industry. Prince Corporation was acquired in 1996 by Johnson Controls, Inc. Mr. Wierda received a BA from the Northwood Institute.

There are no family relationships between any of the foregoing persons or any of the Company’s executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our directors, officers and any person holding more than 10 percent of our common stock, are required to report initial statements of ownership of our securities and changes in such ownership to the Securities and Exchange Commission. Based upon a review of the copies of such forms furnished to us, we believe that each of Mr. Olmstead, Mr. Walsh and Mr. Brownlow filed their Forms 3 late.

ITEM 11.   EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation received by the Company’s President and the four other most highly compensated executive officers for the fiscal year 2002 (the “Named Executives”) as of each of the three fiscal years ended December 2002, 2001, and 2000.

                                          Annual Compensation         Long Term Compensation
                                         ---------------------- -----------------------------------
                                                                  Restricted        Securities          All Other
                                         Salary (1)    Bonus     Stock Awards       Underlying      Compensation (2)
 Name and Principal Position    Year         ($)        ($)          ($)            Options (#)            ($)
------------------------------- -------- ------------ --------- ---------------- ------------------ ------------------
William Beckman                 2002        $235,097    $0           $0                     0            $12,336
   President                    2001         238,725     0            0                     0             10,336
                                2000         213,330     0            0               107,500             12,736

David W. Selvius                2002         213,241     0            0                     0             10,285
   Secretary until May 2002     2001         148,846     0            0                     0             25,259
                                2000         145,673     0            0               333,750             11,193

Edmund J. Walsh                 2002         100,233     0            0                     0              6,555
   Treasurer                    2001          64,803     0            0                     0              1,222
                                2000               0     0            0                     0                  0

Thomas Wallace                  2002         192,108     0            0                     0            $12,705
   COO                          2001         188,760     0            0                     0             12,334
                                2000               0     0            0                     0                  0

John Brownlow                   2002         148,239     0            0                     0            $ 6,682
   VP of Sales                  2001          89,468     0            0                     0              8,144
                                2000          43,077     0            0                     0              3,960
(1)	Includes amounts deferred by employees pursuant to Section 401(k) and Section 125 of the Internal Revenue Code.

(2)

The amounts disclosed in this column include: (a) a Company 401(k) match to Mr. Selvius of $346, $3,938 and $1,457 in 2002, 2001 and 2000, respectively, to Mr. Walsh of $219 and $526 in 2002 and 2001, respectively, to Mr. Wallace of $369 and $1,968 in 2002 and 2001, respectively, and to Mr. Brownlow of $346, $2,808 and $1,292 in 2002, 2001 and 2000, respectively; (b) payments by the Company of premiums for term life insurance for the benefit of the Named Executives: $336, $336 and $736 for Mr. Beckman in 2002, 2001 and 2000, respectively, $336 and $196 for Mr. Walsh in 2002 and 2001, respectively, $140, $336 and $736 for Mr. Selvius in 2002, 2001 and 2000, respectively, $336 and $336 for Mr. Wallace in 2002 and 2001, respectively, and $336, $336 and $168 for Mr. Brownlow in 2002, 2001 and 2000, respectively; (c) other perquisites in the form of vehicle allowances of $12,000, $10,000, and $12,000, in 2002, 2001, and 2000, respectively, for Mr. Beckman, of $6,000 and $500 in 2002 and 2001, respectively for Mr. Walsh of $9,799, $20,985 (includes vehicle allowance and monthly car payment) and $9,000 in 2002, 2001 and 2000, respectively, for Mr. Selvius, of $12,000 and $10,000 in 2002 and 2001, respectively for Mr. Wallace, and of $6,000, $5,000 and $2,500 in 2002, 2001 and 2000, respectively, for Mr. Brownlow.

OPTION GRANTS IN LAST FISCAL YEAR

There were no options granted to the Named Executives during the year ended December 28, 2002.

AGGREGATED STOCK OPTION EXERCISES IN 2002 AND YEAR END OPTION VALUES

The following table provides information on the exercise of stock options during 2002 by the Named Executives and the number and value of unexercised options at December 28, 2002.

                                                           Number of Securities          Value of Unexercised In the
                                                      Underlying Unexercised Options          Money Options at
                                                           at December 28, 2002             December 28, 2002 (1)
                                                      -------------------------------- --------------------------------
                           Shares
                        Acquired on        Value
        Name              Exercise     Realized (2)    Exercisable    Unexercisable     Exercisable    Unexercisable
---------------------- --------------- -------------- -------------- ----------------- -------------- -----------------

William Beckman              0              $0              437,500               0              $0               $0
Thomas Wallace               0               0               70,000         140,000               0                0
(1)	Values are based on the difference between the closing price of the Company’s common stock on December 28, 2002 ($0.40) and the exercise prices of the options.

(2)	Represents the aggregate market value of shares acquired at time of exercise, less the aggregate exercise price paid by the employee.

COMPENSATION OF DIRECTORS

Each calendar year our directors are granted options for the purchase of 12,000 shares of our common stock. The options are to be granted quarterly in the amount of 3,000 shares each, as of the end of each quarter. The option exercise price is required to equal the market value of our common stock on the date of grant. Each option is exercisable for ten years following the date of grant and vests the year after the date of grant. In addition, we reimburse directors for out-of-pocket expenses incurred to attend board of directors and committee meetings. Total options granted directors in fiscal 2001 and 2002 were 78,500 and 58,500, respectively. Furthermore, 30,760 of stock grants, valued at $126,885, owed to directors for prior services rendered will be issued in 2003 and were recorded in 2002.

EMPLOYMENT AND SEVERANCE AGREEMENTS

Mr.     Beckman entered into an Employment Agreement with the Company and Clarion Plastics Technologies, Inc. dated March 1, 1999. The Employment Agreement provides for (a) a base salary of $150,000 for the first year of the contract and $250,000 for the second and subsequent years of the contract, (b) certain bonuses if certain sales objectives are achieved, (c) the grant of options to acquire 450,000 shares at an exercise price of $3.25 per share, and (d) certain employee benefits. The Employment Agreement has a term of six years commencing February 1, 1999, and will be automatically renewed for successive one-year terms unless terminated by either party.

Mr.     Selvius entered into an Employment and Stock Option Agreement with the Company dated December 22, 2000. The Employment Agreement provided for (a) a base salary of $150,000 for calendar year 2000, with appropriate adjustments in subsequent years, (b) the grant of options to acquire 300,000 shares at an exercise price of $2.0625 per share, and (c) certain employee benefits. The Employment and Stock Option Agreement had a term of five years commencing December 22, 2000, but was terminated by us on April 10, 2002, effective April 30, 2002. Pursuant to the Termination Agreement, Mr. Selvius received $150,000 in severance in May 2002.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

On October 1, 1999, the Company acquired Double “J” Molding, Inc. (“Double J”). The Company issued 850,000 shares of Clarion common stock to the sellers of Double J, which included William Maatman. Of the 850,000 Clarion shares issued for the acquisition, 425,000 shares (“Put Shares”) are subject to the terms of stock put agreements (“Put Agreements”) with the sellers which require the Company to purchase some or all of the Put Shares from the holders at a price of $6.00 per share. The maximum potential repurchase obligation of the Company is $2,550,000. The outstanding put options expire on November 15, 2003 and are exercisable between October 1, 2003 and November 14, 2003. Concurrent with the issuance of these stock put options, the Company entered into a stock put agreement with Craig Wierda, a member of the Board of Directors which requires that Mr. Wierda purchase a number of shares of Clarion common stock equal to the product of: (i) the aggregate purchase price paid by the Company for the Put Shares, divided by the lessor of (ii) the closing price of the common stock quoted on NASDAQ on the date the Company receives notice of its obligation to perform under the Put Agreements, or (iii) $6.00. The Company’s put options expire on November 25, 2003 and is exercisable between October 1, 2003 and November 14, 2003. In exchange for the Director Put Agreement, Mr. Wierda received 200,000 warrants to purchase Clarion common stock at an exercise price of $5.00 per share. The warrants were immediately exercisable and expired on September 30, 2002.

As of January 1999, the Company entered into a three year agreement with Eagle Companies, Inc. (“Eagle”), a firm owned by Mr. Wierda, pursuant to which Eagle provides consulting and management services regarding strategic initiatives and provides office space for certain corporate employees of the Company. For those services and the space, the Company has granted Eagle options to purchase 350,000 shares of common stock at the price of $3.25 per share. The options were immediately exercisable and expired on December 31, 2002, without being exercised.

In February 2000, the Company entered into an agreement to acquire the assets of Drake Products Corporation (“Drake”). As a condition to the receipt of financing, the banks which provided the financing required the Company to obtain guarantees on $12,000,000 of term debt. Mr. Wierda and his spouse, Jack Rutherford and William Beckman (each a “Guarantor”) agreed to provide guarantees on $3,000,000 of the debt. Each Guarantor executed a $1,000,000 guaranty and obtained a supporting letter of credit. In consideration, the Company executed an agreement (“Fee Agreement”) with each Guarantor pursuant to which the Company paid each Guarantor a monthly fee of 1% of that Guarantor’s guaranty amount, in arrears, on the anniversary date of the Fee Agreement, either in cash or in shares of common stock valued at $4.00 per share. The outstanding fees payable pursuant to the Fee Agreements to Craig Wierda, Jack Rutherford and William Beckman are $46,452, $46,452 and $46,452, respectively. Concurrent with the execution of the Fee Agreement, the Company issued to each Guarantor a warrant for the purchase of 25,000 shares of common stock at a price of $4.625 per share. The warrants were immediately exercisable and expired three years from issuance. Elsa Prince, related to Mr. Wierda through marriage, agreed to provide guarantees through the Elsa Prince Trust on $6,000,000 of the debt by making a $6,000,000 cash deposit with one of the lending banks. The Company paid the Elsa Prince Trust a 2% fee per month. Each Guaranty terminated on July 21, 2000, when the $12,000,000 of term debt was paid off.

The Company has accrued a $60,000 compensation liability in fiscal 2000 for services rendered by Jack Rutherford as Chairman of the Board and Chief Executive Officer.

Prior to April 14, 2003, the date of our senior debt refinancing, Mr. Wierda had provided an unsecured letter of credit to the Company’s senior lenders as a guaranty of $1,000,000 of the Company’s senior debt. In return for this guaranty, Mr. Wierda was issued a warrant for 1,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share. This warrant has been exercised. As of April 14, 2003, the letter of credit was released. The letter of credit was released because Mr. Wierda substituted a personal guaranty for $1,000,000. The Company will pay Mr. Wierda $75,000 as compensation for providing the guaranty.

Prior to December 27, 2002, Mr. Wierda had loaned the Company $2,900,000 under the terms of the Senior Subordinated Loan Agreement. On December 27, 2002, the Company converted $2,734,000 of principal and accrued interest into 2,734 shares of Series A Preferred Stock. $724,011 plus interest is still owed Mr. Wierda under the terms of the Senior Subordinated Loan Agreement. In conjunction with the loans made to the Company, Mr. Wierda was issued warrants to purchase an aggregate 12,100,000 shares of the Company’s common stock at an exercise price of $0.0001 per share. Those warrants have been exercised.

The Company and the former owners of Drake (now known as A&M Holdings, Inc.) entered into a settlement that is described in more detail in Note 8. This settlement was finalized subsequent to the Company’s year-end. In accordance with SFAS No. 5, Accounting for Contingencies, this settlement has been reflected in the December 28, 2002 consolidated balance sheet. In conjunction with this settlement, William Blair and Craig Wierda purchased $2,067,500 of the Drake Notes along with related accrued interest of $670,000. The purchased notes were replaced with two new subordinated promissory notes (Settlement Notes), each in the principal amount of $1,379,000. These Settlement Notes bear interest at 18% and are due February 1, 2005. The settlement also included a provision whereby the Company will issue 400 shares of Series A Convertible Preferred Stock to William Blair and Craig Wierda if the Settlement Notes are not paid in full by June 2, 2003. The Company expects to issue these shares and will recognize an expense for such shares at the time they are issued.

The Company hired Steven Olmstead as a consultant, and Mr. Olmstead is receiving consulting fees under that arrangement. During fiscal 2002 and fiscal 2001, the Company has paid Mr. Olmstead $121,000 and $142,000, respectively for such consulting services.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITIES OWNERSHIP

The following table shows, as of February 28, 2003, the number of shares beneficially owned by (i) each Director, Director nominee and Named Executive identified in the executive compensation tables of this 10-K, (ii) all directors and executive officers as a group, and (iii) the beneficial owners of more than 5% of the Company’s common stock. Except as described in the notes following the table, the following persons have sole voting and dispositive power as to all of their respective shares.

     Directors, Named Executives, and 5%          Amount and Nature of Beneficial
                 Stockholders                                 Ownership                    Percent of Class (1)
----------------------------------------------- ------------------------------------ ---------------------------------
                                                   Preferred           Common           Preferred         Common
                                                ----------------- ------------------ ---------------- ----------------
William Beckman                                              189      1,630,500 (2)               --             3.6%
Edmund J. Walsh                                               --                 --               --               --
Thomas Wallace                                               295        651,371 (3)               --             1.5%
John Brownlow                                                 --                 --               --               --
Jack D. Rutherford                                        62,500        784,893 (4)             3.1%             1.8%
Frederick A. Sotok                                            --         89,900 (5)               --             0.2%
Frank T. Steck                                            25,000        566,857 (6)             1.3%             1.3%
Steven W. Olmstead                                            --                 --               --               --
Anthony Wauterlek                                             --                 --               --               --
Craig A. Wierda                                          240,235     18,581,000 (7)            12.1%            39.4%
William Blair Mezzanine Capital                           34,551     29,591,226 (8)             1.7%            46.2%
Elsa D. Prince Living Trust                              731,250      4,178,571                36.8%             8.6%
                                                ================= ================== ================ ================
    All executive officers and directors as a
    group (10 persons)                                   328,219     22,304,521 (9)            16.5%            45.4%
(1)

Percentages are calculated based upon shares outstanding on February 28, 2003, plus shares which the person has a right to acquire under preferred stock conversion rights, stock options and warrants exercisable within 60 days.

(2)

Includes (i) 437,500 shares with respect to which Mr. Beckman has a right to acquire beneficial ownership under options exercisable within 60 days, (ii) 50,000 shares owned by Mr. Beckman’s children, (iii) 525,000 shares with respect to which Mr. Beckman has the right to acquire beneficial ownership under warrants exercisable in the next 60 days, and (iv) 108,000 shares with respect to which Mr. Beckman has a right to acquire beneficial ownership within 60 days by converting preferred stock into common stock.

(3)

Includes (i) 140,000 shares with respect to which Mr. Wallace has a right to acquire beneficial ownership under options exercisable within 60 days and (ii) 168,571 shares with respect to which Mr. Wallace has a right to acquire beneficial ownership within 60 days by converting preferred stock into common stock.

(4)

Includes (i) 357,143 shares with respect to which Mr. Rutherford has a right to acquire beneficial ownership within 60 days by converting preferred stock into common stock, (ii) 20,000 shares owned by the Rutherford Limited Partnership, (iii) 25,000 shares with respect to which Mr. Rutherford has a right to acquire beneficial ownership under certain warrants exercisable within 60 days and (iv) 15,000 shares with respect to which Mr. Rutherford has a right to acquire beneficial ownership under options exercisable within 60 days.

(5)

Includes (i) 400 shares owned by Mr. Sotok’s grandchildren, (ii) 10,000 shares owned by the Sotok Family Limited Partnership and (iii) 15,000 shares with respect to which Mr. Sotok has a right to acquire beneficial ownership under options exercisable within 60 days.

(6)

Includes (i) 170,000 shares owned by Mr. Steck’s wife, (ii) 142,857 shares with respect to which Mr. Steck has a right to acquire beneficial ownership within 60 days by converting preferred stock into common stock and (iii) 15,000 shares with respect to which Mr. Steck has a right to acquire beneficial ownership under options exercisable within 60 days.

(7)

Includes (i) 3,146,000 shares owned by the Emilie D. Wierda Living Trust, (ii) 9,000,000 shares owned by the Emilie D. Wierda Grantor Retained Annual Annuity Trust, (iii) 2,500,000 shares owned by the Craig Wierda Grantor Retained Annual Annuity Trust, (iv) 1,357,143 shares with respect to which the Emilie D. Wierda Living Trust has a right to acquire beneficial ownership within 60 days by converting preferred stock into common stock, (v) 1,562,857 shares with respect to which Mr. and Mrs. Craig Wierda have a right to acquire beneficial ownership within 60 days by converting preferred stock into common stock, and (vi) 15,000 shares with respect to which Mr. Wierda has a right to acquire beneficial ownership under options exercisable within 60 days.

(8)	Includes 19,743,429 shares with respect to which William Blair Mezzanine Capital has a right to acquire beneficial ownership within 60 days by converting preferred stock into common stock.

(9)

Includes 4,944,071 shares with respect to which executive officers and directors have the right to acquire beneficial ownership under options and warrants exercisable within 60 days and under preferred stock conversion rights exercisable within 60 days.

                                          Equity Compensation Plan Information
                                          ------------------------------------
                                            (a)                          (b)                 Number of securities
                                                                                            remaining available for
                                  Number of securities to     Weighted-average exercise      future issuance under
                                  be issued upon exercise       price of outstanding       equity compensation plans
                                  of outstanding options,      options, warrants and         (excluding securities
Plan Category                       warrants and rights                rights              reflected in column (a))
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation
   plans approved by
   security holders..........          1,272,525                    $2.51                      1,477,475

Equity compensation
   plans not approved
   by security holders.......          2,235,000                    $2.65                              0

      Total..................          3,507,525                    $2.60                      1,477,475

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN TRANSACTIONS

Prior to December 27, 2002, Mr. Beckman and Mr. Wallace had loaned the Company $200,000 and $300,000, respectively, under the terms of the Senior Subordinated Loan Agreement. On December 27, 2002, the Company converted $189,273 of Mr. Beckman’s debt and accrued interest and $294,622 of Mr. Wallace’s debt and accrued interest into 189 and 295 shares, respectively, of Series A Preferred Stock. $50,112 plus interest and $78,005 plus interest is still owed Mr. Beckman and Mr. Wallace, under the terms of the Senior Subordinated Loan Agreement.

In conjunction with the loans made to the Company, Mr. Beckman and Mr. Wallace were issued warrants to purchase 600,000 and 300,000 shares, respectively, of the Company’s common stock at an exercise price of $0.0001 per share. Mr. Beckman transferred 100,000 of the warrants to an unrelated third party and has retained 500,000 of the warrants. Mr. Wallace has exercised his warrants.

ITEM 14.   CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to timely alert them to material information relating to us (including its consolidated subsidiaries) required to be included in our Exchange Act filings. There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART IV

ITEM 15.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.   Financial Statements.

The Registrant's consolidated financial statements, for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000, together with the Reports of Independent Auditors are filed as part of this Form 10-K report. See "ITEM 8: Financial Statements."

2. Financial Statement Schedules.
	Schedule II--Valuation and Qualifying Accounts.	Page 62
All other schedules are not submitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

3.   Exhibits.

Reference is made to the Exhibit Index which is found on the last page of the body of this Form 10-K Annual Report preceding the exhibits.

(b)	Reports on Form 8-K

On December 27, 2002, pursuant to Item 5, the Company reported that it had completed a debt and equity restructuring. Approximately $37,700,000 of debt was exchanged for 37,770 shares of Series A Convertible Preferred Stock. The Series A Preferred has a dividend rate of 12% and a conversion rate of 571 shares. In addition, the holders of the Company's existing preferred stock agreed to lower the dividend rate, extend the redemption date and reduce the conversion price on the preferred stock they currently hold.

(c)	Exhibits The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

CLARION TECHNOLOGIES, INC.
Date: April 14, 2003	/s/ William Beckman William Beckman, President

In accordance with the Securities Exchange Act of 1934, this report has been signed below on the 28th day of March 2003, by the following persons on behalf of the Registrant and in the capacities indicated. The persons named below each hereby appoint William Beckman and Edmund Walsh as his attorney-in-fact to sign in his name and on his behalf, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.

/s/ William Beckman William Beckman, President (Principal Executive Officer)	/s/ Edmund Walsh Edmund Walsh, Principal Financial Officer (Principal Financial Officer)

/s/ Jack D. Rutherford Jack D. Rutherford, Director	/s/ Anthony Wauterlek Anthony Wauterlek, Director

/s/ Frederick A. Sotok Frederick A. Sotok, Director	/s/ Kenneth La Grand Kenneth La Grand, Director

/s/ Craig A. Wierda Craig A. Wierda, Director	/s/ Frank T. Steck Frank T. Steck, Director

/s/ Steven W. Olmstead Steven W. Olmstead, Director

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                               Additions
                                                            ----------------
                                                                                 Uncollectible
                                             Balance at                            Accounts             Balance at
              Description                    Beginning        Charged to      Written Off, Net of          End
                                             of Period          Expense            Recoveries           of Period
                                             ---------          -------            ----------           ---------
Year Ended December 28, 2002
  Deducted from assets accounts:
   Allowance for doubtful accounts            $559,000           $ 32,000         $421,000                $170,000

Year Ended December 29, 2001
  Deducted from assets accounts:
   Allowance for doubtful accounts            $897,000           $313,000         $651,000                $559,000

Year Ended December 30, 2000
  Deducted from assets accounts:
   Allowance for doubtful accounts            $683,000           $437,000         $223,000                $897,000

CERTIFICATE OF THE
CHIEF EXECUTIVE OFFICER OF
CLARION TECHNOLOGIES, INC.

I, William Beckman, certify that:

1.	I have reviewed this annual report on Form 10-K of Clarion Technologies, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.

The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

CLARION TECHNOLOGIES, INC.
Date: April 14, 2003	By:	/s/ William Beckman William Beckman
	Its:	President

CERTIFICATE OF THE
CHIEF FINANCIAL OFFICER OF
CLARION TECHNOLOGIES, INC.

I, Edmund Walsh, certify that:

1.	I have reviewed this annual report on Form 10-K of Clarion Technologies, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.

The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

CLARION TECHNOLOGIES, INC.
Date: April 14, 2003	By:	/s/ Edmund Walsh Edmund Walsh
	Its:	Chief Financial Officer

EXHIBIT NUMBER	DESCRIPTION

2(a)	Agreement and Plan of Reorganization by and between Clarion Technologies, Inc., R. Townley Rose, Jr. and Rose & Associates, Inc., dated June 3, 1998 (filed as exhibit to Form 10-KSB for the year ended December 31, 1998 (Commission File No. 0-24690) and incorporated herein by reference)

2(b)	Agreement by and between Clarion Technologies, Inc. and R. Townley Rose, Jr., dated March 31, 1999 (filed as exhibit to Form 10-KSB for the year ended December 31, 1998 (Commission File No. 0-24690) and incorporated herein by reference)

2(c)	Stock Purchase Agreement dated March 26, 1999 between Clarion Technologies, Inc. and Michael Muller and Thomas Boerema (filed as exhibit to Form 8-K dated May 13, 1999 (Commission File No. 0-24690) and incorporated herein by reference)

2(d)	Stock Purchase Agreement dated June 29, 1999 and First Amendment to Stock Purchase Agreement between Clarion Plastics Technologies, Inc. and the shareholders of Wamar Products, Inc. (filed as exhibit to Form 8-K dated September 14, 1999 (Commission File No. 0-24690) and incorporated herein by reference)

2(e)	Stock Purchase Agreement dated June 29, 1999 and First Amendment to Stock Purchase Agreement between Clarion Plastics Technologies, Inc. and the shareholder of Wamar Tool & Machine Inc. (filed as exhibit to Form 8-K dated September 14, 1999 (Commission File No. 0-24690) and incorporated herein by reference)

2(f)	Merger and Plan of Reorganization dated April 23, 1999 by and among Clarion Technologies, Inc., Newco, Inc., William Maatman, Edward Rycenga, and Larry Pratt regarding the stock of Double "J" Molding, Inc. (filed as exhibit to Form 8-K dated October 12, 1999 (Commission File No. 0-24690) and incorporated herein by reference)

2(g)	Asset Purchase Agreement dated January 27, 2000, as amended by the First Amendment to Asset Purchase Agreement dated as of February 28, 2000, each by and among Clarion Technologies, Inc., Clarion-Drake Acquisition, Inc., and Drake Products Corporation, Jeffrey W. Anonick, and Michael C. Miller (filed as exhibit to Form 8-K dated March 15, 2000 (Commission File No. 0-24690) and incorporated herein by reference)

2(h)	Asset Purchase Agreement dated April 10, 2002, by and between CK Technologies, L.L.C. and Clarion Technologies, Inc. (filed as an exhibit to Form 10-Q for the quarter ended March 30, 2002 (Commission file No. 0-24690) and incorporated herein by reference)

3(a)	Certificate of Incorporation (filed as exhibit to Form 8-K dated October 20, 1998 (Commission File No. 0-24690) and incorporated herein by reference)

3(b)	Certificate of Amendment of Certificate of Incorporation amending Article IV

3(c)	Bylaws of the Company (filed as exhibit to Form 8-K dated October 27, 1998 (Commission File No. 0-24690) and incorporated herein by reference)

4(a)	Specimen of Common Stock Certificate (filed as exhibit to Form 10-SB dated August 12, 1994 (Commission File No. 0-24690) and incorporated herein by reference)

4(b)	Amended and Restated Certificate of Designations of Clarion Technologies, Inc. designating 2,500,000 shares of preferred stock as convertible preferred stock

EXHIBIT NUMBER	DESCRIPTION

4(c)	Certificate of designations of Clarion Technologies, Inc. for Series A convertible preferred stock (filed as an exhibit to Form 8-K dated December 27, 2002 (Commission file No. 0-24690) and incorporated herein by reference)

4(d)	Certificate of designations of Clarion Technologies, Inc. for Series B convertible preferred stock (filed as an exhibit to Form 8-K dated December 27, 2002 (Commission file No. 0-24690) and incorporated herein by reference)

10(a)	Credit Agreement dated February 29, 2000 by and among Clarion Technologies, Inc. and its subsidiaries, LaSalle Bank National Association, Bank One, Michigan and Comerica Bank (filed as exhibit to Form 10-KSB for the year ended December 31, 1999 (Commission File No. 0-24690) and incorporated herein by reference)

10(b)	First Amendment to Credit Agreement dated as of June 20, 2000 by and among Clarion Technologies, Inc. and its subsidiaries, LaSalle Bank national Association, Bank One, Michigan and Comerica Bank

10(c)	Second Amendment to Credit Agreement dated as of July 21, 2000 by and among Clarion Technologies, Inc. and its subsidiaries, LaSalle Bank National Association, Bank One, Michigan and Comerica Bank

10(d)	Third Amendment to Credit Agreement dated as of April 20, 2001 by and among Clarion Technologies, Inc. and its subsidiaries, LaSalle Bank National Association, Bank One, Michigan and Comerica Bank

10(e)	Fourth Amendment to Credit Agreement dated as of December 6, 2001 by and among Clarion Technologies, Inc. and its subsidiaries, LaSalle Bank National Association, Bank One, Michigan and Comerica Bank

10(f)	Senior Subordinated Loan Agreement dated as of July 21, 2000, by and among Clarion Technologies, Inc., its subsidiaries party thereto, and William Blair Mezzanine Capital Fund III, L.P. (filed as exhibit to Form 10-QSB dated November 14, 2000 (Commission File No. 0-24690) and incorporated herein by reference)

10(g)	Senior Subordinated Note dated as of July 21, 2000 from Clarion Technologies, Inc. and its subsidiaries party thereto, to William Blair Mezzanine Capital Fund III, L.P. (filed as exhibit to Form 10-QSB dated November 14, 2000 (Commission File No. 0-24690) and incorporated herein by reference)

10(h)	Warrant dated as of July 21, 2000 from Clarion Technologies, Inc. to William Blair Mezzanine Capital Fund III, L.P. (filed as exhibit to Form 10-QSB dated November 14, 2000 (Commission File No. 0-24690) and incorporated herein by reference)

10(i)	Registration Rights Agreement dated as of July 21, 2000 between Clarion Technologies, Inc. and William Blair Mezzanine Capital Fund III, L.P. (filed as exhibit to Form 10-QSB dated November 14, 2000 (Commission File No. 0-24690) and incorporated herein by reference)

EXHIBIT NUMBER	DESCRIPTION

10(j)	First Amendment to Senior Subordinated Loan Agreement dated as of April 20, 2001 by and among Clarion Technologies, Inc., its subsidiaries party thereto, William Blair Mezzanine Capital Fund III, L.P., Emilie D. Wierda Living Trust dated 3/1/94, William Beckman and Thomas Wallace

10(k)	First Amendment Notes

10(l)	First Amendment Warrants

10(m)	Guaranty Warrant

10(n)	Second Amendment to Senior Subordinated Loan Agreement dated as of December 6, 2001 by and amont Clarion Technologies, Inc., its subsidiaries party thereto, William Blair Mezzanine Capital Fund III, L.P., Emilie D. Wierda Living Trust dated 3/1/94, William Beckman, Thomas Wallace, The Craig Wierda Grantor retained Annuity Trust, dated January 31, 1994, and the Emilie Wierda Grantor Retained Annuity Trust, dated January 31, 1994

10(o)	Second Amendment Notes

10(p)	Second Amendment Warrants

The following material contracts identified with "*" preceding the exhibit number are agreements or compensation plans with or relating to executive officers, directors or related parties.

*10(q)	Clarion House, Inc. 1998 Stock Option Plan (filed as exhibit to Form 10-KSB for the year ended December 31, 1998 (Commission File No. 0-24690) and incorporated herein by reference)

*10(r)	Clarion Technologies, Inc. 1999 Stock Incentive Plan (filed as exhibit to Form 10-KSB for the year ended December 31, 1999 (Commission File No. 0-24690) and incorporated herein by reference)

*10(s)	First Amendment to the Clarion Technologies, Inc. 1999 Stock Incentive Plan (filed as exhibit to Proxy Statement for 2000 Annual Meeting of Shareholders (Commission File No. 0-24690) and incorporated herein by reference)

*10(t)	Clarion Technologies, Inc. 2000 Employees Stock Purchase Plan (filed as appendix to Proxy Statement for 2000 Annual Meeting of Shareholders (Commission File No. 0-24690) and incorporated herein by reference)

*10(v)	Clarion Technologies, Inc. Director Deferred Stock Purchase Plan

*10(w)	Employment Agreement, dated March 1, 1999, between Clarion Plastics Technologies, Inc., Clarion Technologies, Inc. and William Beckman (filed as exhibit to Form 10-KSB for the year ended December 31, 1999 (Commission File No. 0-24690) and incorporated herein by reference)

*10(x)	Employment and Stock Option Agreement, dated December 22, 2000, between the Company and David W. Selvius

10(y)	Fifth Amendment to Credit Agreement dated as of April 26, 2002 by and among Clarion Technologies, Inc., and its subsidiaries, LaSalle Bank National Association, Bank One, Michigan and Comerica Bank (filed as an exhibit to Form 10-Q for the quarter ended March 30, 2002 (Commission file No. 0-24690) and incorporated herein by reference)

10(z)	Third Amendment to Senior Subordinated Loan Agreement dated as of April 26, 2002, by and among Clarion Technologies, Inc., its subsidiaries party thereto, William Blair Mezzanine Capital Fund III, L.P., Emilie D. Wierda Living Trust dated 3/1/94, William Beckman, Thomas Wallace, The Craig Wierda Grantor Retained Annuity Trust dated January 31, 1994, and the Emilie Wierda Grantor Retained Annuity Trust dated January 31, 1994 (filed as an exhibit to Form 10-Q for the quarter ended March 30, 2002, (Commission filed No. 0-24690) and incorporated herein by reference)

EXHIBIT NUMBER	DESCRIPTION

10(aa)	Supply Agreement between Clarion Technologies, Inc. and Electrolux Home Products, Inc. dated May 1, 2002 (filed as an exhibit to Form 10-Q for the quarter ended June 29, 2002 (Commission file No. 0-24690) and incorporated herein by reference)

10(bb)	Sixth Amendment to Credit Agreement between Clarion Technologies, Inc., its subsidiaries and certain Lenders, dated June 12, 2002 (filed as an exhibit to Form 10-Q for the quarter ended June 29, 2002 (Commission file No. 0-24690) and incorporated herein by reference)

10(cc)	Fourth Amendment to Senior Subordinated Loan Agreement between Clarion Technologies, Inc., its Subsidiaries and certain Loan Parties, dated June 12, 2002 (filed as an exhibit to Form 10-Q for the quarter ended June 29, 2002 (Commission file No. 0-24690) and incorporated herein by reference)

10(dd)	Exchange Agreement dated as of December 27, 2002, between Clarion Technologies, Inc. and each of the holders of notes named therein (filed as an exhibit to Form 8-K dated December 27, 2002 (Commission file No. 0-24690) and incorporated herein by reference)

10(ee)	Amendment and Restated Senior Subordinated Loan Agreement dated as of December 27, 2002, between Clarion Technologies, Inc. and its subsidiary companies party thereto, William Blair Mezzanine Capital Fund III, L.P., and other Lenders party thereto (filed as an exhibit to Form 8-K dated December 27, 2002 (Commission file No. 0-24690) and incorporated herein by reference)

10(ff)	Put Agreements dated as of December 27, 2002, between Clarion Technologies, Inc. and William Blair Mezzanine Capital Fund III, L.P. (filed as an exhibit to Form 8-K dated December 27, 2002 (Commission file No. 0-24690) and incorporated herein by reference)

21	Subsidiaries of the Registrant

23(a)	Consent of Independent Auditors - BDO Seidman, LLP

23(b)	Consent of Independent Auditors - Ernst & Young LLP

24	Power of Attorney (included on page 58)

99(a)	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

99(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

EXHIBIT 23(a)

EXHIBIT 23(a) – Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statements (on Form S-8 Nos. 333-36356 and 333-36358) pertaining to the 1998 and 1999 Stock Options Plans and the 2000 Employees’ Stock Purchase Plan of Clarion Technologies, Inc. of our report dated February 14, 2003, except for Note 3 and 13, which are as of April 14, 2003, relating to the consolidated financial statements and schedule, which appears in this Form 10-K.

/s/ BDO Seidman, LLP

Grand Rapids, Michigan
April 14, 2003

EXHIBIT 23(b)

EXHIBIT 23(b) – Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statements (on Form S-8 Nos. 333-36356 and 333-36358) pertaining to the 1998 and 1999 Stock Options Plans and the 2000 Employees’ Stock Purchase Plan of Clarion Technologies, Inc. and to the use of our report dated April 10, 2002, with respect to the consolidated financial statements and schedule of Clarion Technologies, Inc. included in the Annual Report (Form 10-K) for the fiscal year ended December 29, 2001.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
April 14, 2003

EXHIBIT 99(a)

EXHIBIT 99(a) – CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Clarion Technologies, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 28, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William Beckman, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ William Beckman William Beckman President Date: April 14, 2003

EXHIBIT 99(b)

EXHIBIT 99(b) – CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Clarion Technologies, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 28, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edmund Walsh, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ Edmund Walsh Edmund Walsh Chief Financial Officer Date: April 14, 2003