Form 10-K/A
period 2002-12-28
CLARION TECHNOLOGIES INC/DE/
filed 2003-05-02
CIK 835409

U.S.SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   ☐ Yes    ☒ No

As of June 29, 2002, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock as reported on the OTC Bulletin Board, was $10,814,102.

As of April 30, 2003, the number of shares outstanding of registrant’s common stock was 44,395,855.

DOCUMENTS INCORPORATED BY REFERENCE

No documents (or parts thereof) are incorporated by reference into this Form 10-K/A.

EXPLANATORY NOTE

This Form 10-K/A is being filed as Amendment No. 1 to the Form 10-K of Clarion Technologies, Inc. filed with the Securities and Exchange Commission on April 14, 2003, for the purpose of (i) correcting typographical errors to indicate that the refinancing of Clarion's senior debt closed on April 14, 2003, rather than on April 11, 2003, (ii) clarifying certain descriptions of the terms of the new senior debt, (iii) amending the exhibit index and attaching certain exhibits to account for the closing of the refinancing and (iv) providing for the necessary consents to the amended filing.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include statements about our business outlook, assessment of market and economic conditions, strategies, future plans, anticipated costs and expenses, capital spending, and any other statements that are not historical. The accuracy of these statements is subject to a number of risks, uncertainties, and assumptions that may cause our actual results to differ materially from our expectations. In addition to the specific factors that may be described in connection with any particular forward-looking statement, factors that could cause actual results to differ from our expectations, include, among other things:

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

As shown in our Consolidated Financial Statements, we have incurred significant losses in each of the past three years and are highly leveraged. Currently, we are experiencing liquidity constraints and have a deficit position in working capital and shareholders’ equity. However, in fiscal 2002 the Company reduced negative working capital from $84,066,000 to $18,870,000 by restructuring certain debt obligations and improving operational performance. At December 28, 2002, our outstanding senior debt amounted to $19,881,000 due on April 30, 2003. At that same date, our senior subordinated debt totaled $10,000,000, due on June 30, 2007, and debt owed to Electrolux Home Products, Inc., a division of White Consolidated Industries, Inc. ("Electrolux"), totaled $4,600,000, due on May 1, 2003.

On December 27, 2002 we completed a restructuring with our senior subordinated lenders in which principal and related accrued interest totaling $37,770,000 was converted into 37,770 shares of Series A Preferred Stock. The remaining outstanding principal and related accrued interest totaling $10,000,000 were converted into new subordinated notes in the aggregate principal amount of $10,000,000.

On April 14, 2003, we refinanced our senior debt and modified the terms of certain of our subordinated debt. The $14,500,000 term loan portion of our new senior credit facility matures in four years and the $9,000,000 line of credit matures in one year. Our Senior Subordinated Debt now bears interest at the rate of 15% per annum, rather than 12% per annum. Payment of that interest is deferred through June 30, 2004. Deferred and accrued interest is capitalized. In addition, the terms of the Electrolux note were modified on April 14, 2003. As of that date, the outstanding amount of $4,300,000 will be paid in monthly installments. Certain additional principal payments will be made if we receive additional new business from Electrolux or if we meet certain performance targets. The Electrolux Note will mature no later than September 30, 2005.

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

Customers

In fiscal 2002, we had two customers, Electrolux and Plastech Extended Enterprises, Inc., that accounted in the aggregate for approximately 71% of consolidated net sales. Because of the importance of new vehicle sales by the major automotive manufacturers to our operations, our business is affected by general business conditions in this industry. Our operations are also dependent to a certain degree on the general economic climate in the appliance and other markets in which we sell product.

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

As of April 12, 2003, we have issued and have outstanding 1,950,250 shares of Series B Convertible Preferred Stock and 37,770 shares of Series A Convertible Preferred Stock. Dividends accrue at the rate of 10.0% and 12.0% per annum, respectively, and are cumulative. In fiscal 2001 and fiscal 2002, no dividends were paid. As of December 28, 2002, we had declared and accrued $5,865,000 and $25,000 of dividends on the Series B Preferred

Stock and Series A Preferred Stock, respectively. The dividends on the Series B Preferred Stock are payable in either cash or Common Stock, at our option. The dividends are payable in cash only for the Series A Preferred Stock. However, our Senior Credit Agreement and Senior Subordinated Loan Agreement prohibit dividend payments of any kind. The Series B Preferred Stock has a mandatory redemption date of June 30, 2008 for 50% of the shares, and June 30, 2009 for the remaining 50% of the shares, subject to any existing contractual agreements that may prohibit such redemption. The Series A Preferred Stock has a mandatory redemption date of June 30, 2007 or earlier under certain circumstances, including defaults. Our credit facilities currently prohibit such redemption.

As of April 12, 2003, the number of stockholders of record of Common Stock was approximately 500.

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

Information concerning our equity compensation plans is presented in the table titled “Equity Compensation Plan Information” in “Item 12. Security Ownership of Certain Beneficial Owners and Management” of this Form 10-K/A.

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

Our senior subordinated secured debt outstanding in the principal amount of $10,000,000 at December 28, 2002 has been provided by William Blair Mezzanine Capital Fund III, LP, Craig Wierda, one of our directors, and William Beckman and Thomas Wallace, our President and Chief Operating Officer, respectively. Subordinated debt in the amount of $4,600,000 at December 28, 2002 has been provided by Electrolux, which according to the terms established on April 14, 2003 will be paid in monthly installments. Certain additional principal payments will be made if we receive additional new business from Electrolux or if we meet certain performance targets. The Electrolux Note will mature no later than September 30, 2005. We also have a liability in the amount of $700,000 to A&M for the assumption of the promissory note, discussed above, a note payable in the amount of $1,000,000 to another party to the Drake acquisition, and notes payable to William Blair and Craig Wierda, each in the principal amount of $1,379,000. The notes payable to William Blair and Craig Wierda were issued after year end as part of the A&M settlement discussed above.

We have outstanding Series A Preferred Stock that has a mandatory redemption value of $37,770,000 on June 30, 2007 and outstanding Series B Preferred Stock that has a mandatory redemption value of $19,503,000, 50% due on June 30, 2008 and 50% on June 30, 2009, subject, however, to any contractual agreements that may prohibit such redemptions. Series A Preferred Stock has a cumulative dividend rate of 12.0%, and Series B Preferred Stock has a cumulative dividend rate of 10%. Based on the current terms of our Senior Credit Agreement and Senior Subordinated Loan Agreement, payment of dividends of any kind on preferred stock are prohibited. We have accrued $5,890,000 of preferred stock dividends that remained unpaid at December 28, 2002.

This space intentionally left blank.

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
                                   ---------------------------------------------------------------------------
                                                     Less than                                    More than
Contractual Obligations                Total          1 year         1-3 years     3-5 years       5 years
--------------------------------------------------------------------------------------------------------------
Long-Term Debt (1):
   Amended Senior Credit
   Agreement:
     Revolving credit debt (2)          $6,498                          $6,498
     Term debt (3)                      13,383          $ 2,201         $2,946       $ 8,236
   Senior subordinated term
     note (4)                           10,000                                        10,000
   Other subordinated promissory
     notes (4)                           8,337            2,268          6,069
Capital lease obligations                  592              195            267           130
Operating lease obligations              5,939              896          1,735           738         $2,570
Purchase obligation (5)                 18,600           18,600
Common shares subject to
  redemption                             2,550            2,550
Series A preferred shares
  subject to redemption (4)             37,770                                        37,770
Series B preferred shares
  subject to redemption (4)             19,503                                                       19,503
                                   ---------------------------------------------------------------------------
         TOTAL                        $123,172          $26,710        $17,515       $56,874        $22,073
                                   ===========================================================================
(1)	All of our tangible and intangible assets collateralize borrowings under the Amended Senior Credit Agreement.

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

The term debt was refinanced on April 14, 2003. The term debt now matures on April 14, 2007 and is outstanding in the amount of $13,000,000 ($13,383,000 at December 28, 2002). The facility also permits draws to be made on a capital expenditure line of credit in the maximum amount of $1,500,000 that converts to a three year term loan on April 14, 2004. The term loan bears interest at the prime rate plus 0.75% or, at our option, 1, 2, 3 or 6-month LIBOR plus 3.5%.

(4)

Certain of these agreements were restructured during fiscal 2002. See Note 3 to our Consolidated Financial Statements. Under the terms of our new Senior Credit Agreement, the senior lender requires the subordinated debt holders, other than Electrolux, and preferred shareholders to forego interest and dividend payments, respectively. The interest and dividends were accrued through December 28, 2002 and continue to accrue. The Senior Credit Agreement and Senior Subordinated Note Agreement prohibit the payment of dividends on common stock as well. Beginning in fiscal 2001, subordinated debt holders and preferred shareholders agreed to defer interest and any dividend payments through the maturity date of the senior debt, unless approved by the senior lenders. The Electrolux note was modified in April 2003. This note will be paid in monthly installments and will mature no later than April 14, 2005.

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

Our primary cash requirements are for operating costs, working capital needs, capital expenditures and debt service obligations. Capital expenditures are expected to be $1,800,000 in fiscal 2003. The refinancing that we closed on April 14, 2003, improved our liquidity position; however, operating cash flows must continue to improve to enhance our cash position.

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

This space intentionally left blank.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company adopted the standard effective December 30, 2001. The adoption of SFAS 144 had no significant impact on the Company’s financial results, except that it permitted the Company to report the sale of its former Montpelier facility as discontinued operations (see Note 11). In September 2002, management determined that certain assets at the closed Greenville facility (see Note 10) that had been classified as held for sale no longer met the criteria outlined in SFAS 144. As a result, property, plant, and equipment balances have been adjusted to reflect this assessment and are being depreciated accordingly.

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

The Company sells its products through production programs with various significant customers. Sales to Electrolux in 2002, 2001, and 2000 amounted to 49.2%, 40.3%, and 40.8% of net sales, respectively. Sales to Plastech were 21.7% of net sales in 2002, and sales to Johnson Controls, Inc. were 17.6% and 21.2% of net sales in 2001 and 2000, respectively. Accounts receivable with the Company’s four largest customers including Electrolux, Plastech Extended Enterprises, Inc. (the exclusive supplier to Johnson Controls, Inc.), Intier Automotive Interiors/Dakkota Integrated Systems, LLC, and Lear Corporation represented 84.0% and 64.0% at December 28, 2002 and December 29, 2001, respectively, of total accounts receivable. The Company routinely assesses the financial strength of its customers in order to manage its concentration of credit risk and generally does not require collateral or other security on accounts receivable.

The Company does not currently engage in hedging activities that require the use of derivative instruments or hold other financial instruments for trading purposes.

Stock-Based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and interpretations as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). Accordingly, no compensation expense is recorded if the current market price of the underlying stock does not exceed the exercise price at the date of grant.

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

Prior to a restructuring that occurred on December 27, 2002, the Company had senior and other subordinated term notes (collectively referred to as senior subirdinated debt) outstanding in the principal amount of $36,400,000 with accrued interest of $11,369,824. The principal and accrued interest were bearing interest at interest rates of 12% and 15%. The senior subordinated debt is secured by a lien on all tangible and intangible assets of the Company and is owed to William Blair Mezzanine Capital Fund III, L.P., Craig Wierda, a Company director, William Beckman, the Company’s President and Tom Wallace, the Company’s Chief Operating Officer. The senior subordinated debt is subordinate to the Company’s senior bank debt.

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

As of April 14, 2003, the note was outstanding in the amount of $4,300,000. The note will be paid in monthly installments and will mature no later than September 30, 2005.

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

At December 28, 2002, the Company was in compliance with these covenants under the terms of the Amended Senior Credit Agreement, but in technical default under the terms of the Senior Subordinated Debt Agreement. The technical default was waived by the senior subordinated lenders on April 14, 2003, in conjunction with the refinancing of the senior debt and the concurrent amending of the terms of the senior subordinated debt. As of April 14, 2003, the Company's Senior Credit Agreement and Senior Subordinated Debt Agreement contain numerous restrictive covenants, including covenants related to targets for earnings before interest, taxes, depreciation, and amortization (EBITDA), fixed charge coverage ratios, total liabilities to tangible capital fund ratios, working capital levels, as well as limits on capital expenditures.

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

The Company has been proactively addressing its current liquidity and operational issues in an effort to improve cash flows. On April 14, 2003, the Company refinanced its senior debt and modified the terms of certain portions of its subordinated debt. The term loan portion of the new senior credit facility matures in four years and the line of credit matures in one year. The terms of the senior credit facility allow the Company to make payments on its subordinated debt, subject to certain limitations. In addition, beginning in fiscal 2001 and currently continuing, subordinated debt holders and preferred shareholders agreed to defer interest and dividend payments through the maturity date of the senior debt, unless approved by the Company’s senior lenders.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITIES OWNERSHIP

The following table shows, as of February 28, 2003, the number of shares beneficially owned by (i) each Director, Director nominee and Named Executive identified in the executive compensation tables of this 10-K/A, (ii) all directors and executive officers as a group, and (iii) the beneficial owners of more than 5% of the Company’s common stock. Except as described in the notes following the table, the following persons have sole voting and dispositive power as to all of their respective shares.

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

ITEM 14.   CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this Annual Report on Form 10-K/A, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to timely alert them to material information relating to us (including its consolidated subsidiaries) required to be included in our Exchange Act filings. There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART IV

ITEM 15.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.   Financial Statements.

The Registrant's consolidated financial statements, for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000, together with the Reports of Independent Auditors are filed as part of this Form 10-K/A report. See "ITEM 8: Financial Statements."

2. Financial Statement Schedules.
	Schedule II--Valuation and Qualifying Accounts.	Page 61
All other schedules are not submitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

3.   Exhibits.

Reference is made to the Exhibit Index which is found on the last page of the body of this Form 10-K/A Annual Report preceding the exhibits.

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

CLARION TECHNOLOGIES, INC.
Date: April 28, 2003	/s/ William Beckman William Beckman, President

In accordance with the Securities Exchange Act of 1934, this report has been signed below on the 28th day of April 2003, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ William Beckman William Beckman, President (Principal Executive Officer)	/s/ Edmund Walsh Edmund Walsh, Principal Financial Officer (Principal Financial Officer)

* /s/ Jack D. Rutherford Jack D. Rutherford, Director	* /s/ Anthony Wauterlek Anthony Wauterlek, Director

* /s/ Frederick A. Sotok Frederick A. Sotok, Director	* /s/ Kenneth La Grand Kenneth La Grand, Director

* /s/ Craig A. Wierda Craig A. Wierda, Director	* /s/ Frank T. Steck Frank T. Steck, Director

* /s/ Steven W. Olmstead Steven W. Olmstead, Director

* /s/ William Beckman William Beckman, as Attorney in Fact

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

CERTIFICATE OF THE
CHIEF EXECUTIVE OFFICER OF
CLARION TECHNOLOGIES, INC.

I, William Beckman, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Clarion Technologies, Inc.;

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

CLARION TECHNOLOGIES, INC.
Date: April 28, 2003	By:	/s/ William Beckman William Beckman
	Its:	President

CERTIFICATE OF THE
CHIEF FINANCIAL OFFICER OF
CLARION TECHNOLOGIES, INC.

I, Edmund Walsh, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Clarion Technologies, Inc.;

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

CLARION TECHNOLOGIES, INC.
Date: April 28, 2003	By:	/s/ Edmund Walsh Edmund Walsh
	Its:	Chief Financial Officer

EXHIBIT NUMBER	DESCRIPTION

2(a)	Asset Purchase Agreement dated April 10, 2002, by and between CK Technologies, L.L.C. and Clarion Technologies, Inc. (filed as an exhibit to Form 10-Q for the quarter ended March 30, 2002 (Commission File No. 0-24690) and incorporated herein by reference)

3(a)	Certificate of Incorporation

3(b)	Certificate of Amendment of Certificate of Incorporation amending Article IV

3(c)	Bylaws of the Company (filed as exhibit to Form 8-K dated October 27, 1998 (Commission File No. 0-24690) and incorporated herein by reference)

4(a)	Specimen of Common Stock Certificate (filed as exhibit to Form 10-SB dated August 12, 1994 (Commission File No. 0-24690) and incorporated herein by reference)

4(b)	Certificate of Designations of Clarion Technologies, Inc. for Series A Convertible Preferred Stock (filed as exhibit to Form 8-K dated December 27, 2002 (Commission File No. 0-24690) and incorporated herein by reference)

4(c)	Certificate of Designations of Clarion Technologies, Inc. for Series B Convertible Preferred Stock (filed as an exhibit to Form 8-K dated December 27, 2002 (Commission File No. 0-24690) and incorporated herein by reference)

10(a)	Amended and Restated Credit Agreement dated April 14, 2003, by and among Clarion Technologies, Inc., its subsidiaries and Bank One, NA

10(b)	Revolving Note dated April 14, 2003, issued pursuant to the Amended and Restated Credit Agreement

10(c)	Term Note dated April 14, 2003, issued pursuant to the Amended and Restated Credit Agreement

10(d)	Capex Note dated April 14, 2003, issued pursuant to the Amended and Restated Credit Agreement

10(e)	Exchange Agreement dated as of December 27, 2002, between Clarion Technologies, Inc. and each of the holders of notes named therein (filed as an exhibit to Form 8-K dated December 27, 2002 (Commission File No. 0-24690) and incorporated herein by reference)

10(f)	Amended and Restated Senior Subordinated Loan Agreement dated as of December 27, 2002, between Clarion Technologies, Inc. and its subsidiary companies party thereto, William Blair Mezzanine Capital Fund III, L.P., and other Lenders party thereto (filed as an exhibit to Form 8-K dated December 27, 2002 (Commission File No. 0-24690) and incorporated herein by reference)

10(g)	Waiver, Consent and First Amendment to Amended and Restated Senior Subordinated Loan Agreement dated April 14, 2003, between Clarion Technologies, Inc. and its subsidiary companies party thereto, William Blair Mezzanine Capital Fund III, L.P., and other Lenders party

10(h)	Senior Subordinated Notes dated December 27, 2002, issued pursuant to the Amended and Restated Senior Subordinated Loan Agreement

EXHIBIT NUMBER	DESCRIPTION

10(i)	Put Agreements dated as of December 27, 2002, between Clarion Technologies, Inc. and William Blair Mezzanine Capital Fund III, L.P. (filed as an exhibit to Form 8-K dated December 27, 2002 (Commission File No. 0-24690) and incorporated herein by reference)

10(j)	Amended and Restated Registration Rights Agreement dated as of December 27, 2002 between Clarion Technologies, Inc., William Blair Mezzanine Capital Fund III, L.P. and other Lenders party thereto (filed as exhibit to Form 8-K dated December 27, 2002 (Commission File No. 0-24690) and incorporated herein by reference)

10(k)	Warrant issued to William Beckman dated December 6, 2001 (filed as exhibit to Form 10-K for the year ended December 29, 2001 (Commission File No. 0-24690) and incorporated herein by reference)

10(l)	Supply Agreement between Clarion Technologies, Inc. and Electrolux Home Products, Inc. dated May 1, 2002 (filed as exhibit to Form 10-Q for the quarter ended June 29, 2002 (Commission File No. 0-24690) and incorporated herein by reference)

10(m)	Lease Agreement between Clarion Technologies, Inc. and Cougar Development, LLC dated October 13, 2000, as amended

The following material contracts identified with "*" preceding the exhibit number are agreements or compensation plans with or relating to executive officers, directors or related parties.

*10(n)	Clarion House, Inc. 1998 Stock Option Plan (filed as exhibit to Form 10-KSB for the year ended December 31, 1998 (Commission File No. 0-24690) and incorporated herein by reference)

*10(o)	Clarion Technologies, Inc. 1999 Stock Incentive Plan (filed as exhibit to Form 10-KSB for the year ended December 31, 1999 (Commission File No. 0-24690) and incorporated herein by reference)

*10(p)	First Amendment to the Clarion Technologies, Inc. 1999 Stock Incentive Plan (filed as exhibit to Proxy Statement for 2000 Annual Meeting of Shareholders (Commission File No. 0-24690) and incorporated herein by reference)

*10(q)	Clarion Technologies, Inc. 2000 Employees Stock Purchase Plan (filed as appendix to Proxy Statement for 2000 Annual Meeting of Shareholders (Commission File No. 0-24690) and incorporated herein by reference)

*10(r)	Clarion Technologies, Inc. Director Deferred Stock Purchase Plan (filed as exhibit to Form 10-K for the year ended December 29, 2001 (Commission File No. 0-24690) and incorporated herein by reference)

*10(s)	Employment Agreement, dated March 1, 1999, between Clarion Plastics Technologies, Inc., Clarion Technologies, Inc. and William Beckman (filed as exhibit to Form 10-KSB for the year ended December 31, 1999 (Commission File No. 0-24690) and incorporated herein by reference)

*10(t)	Employment and Stock Option Agreement, dated December 22, 2000, between the Company and David W. Selvius

10(u)	Clarion Technologies, Inc. 2003 Employee Bonus Plan

EXHIBIT NUMBER	DESCRIPTION

16	Letter from Ernst & Young regarding change in certifying accountant (filed as exhibit to Form 8-K dated June 26, 2002 (Commission File No. 0-24690) and incorporated herein by reference)
21	Subsidiaries of the Registrant (filed as an exhibit to Form 10-K for the year ended December 29, 2001 (Commission File No. 0-24690) and incorporated herein by reference)
23(a)	Consent of Independent Auditors - BDO Seidman, LLP

23(b)	Consent of Independent Auditors - Ernst & Young LLP

99(a)	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

99(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350