Form 10-Q
period 2003-03-29
CLARION TECHNOLOGIES INC/DE/
filed 2003-05-09
CIK 835409

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _________

Commission file number 0-24690

CLARION TECHNOLOGIES, INC.
(Name of registrant as specified in its charter)

Delaware (State of Incorporation)	91-1407411 (I.R.S. Employer Identification No.)
38 W. Fulton, Suite 400, Grand Rapids, Michigan 49503 (Address of principal executive offices)
Issuer's telephone number:   (616) 454-0055

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [ X ] Yes [     ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[     ] Yes [ X ] No

The number of shares outstanding of registrant's common stock was 44,395,855 as of May 6, 2003.

INDEX

ITEM NO.	DESCRIPTION	PAGE NO.

PART I - FINANCIAL INFORMATION........................................................................................................		1
Item 1.	Condensed Consolidated Financial Statements (Unaudited).........................................................
(a)        Condensed Consolidated Statements of Operations.........................................................
(b)        Condensed Consolidated Balance Sheets..........................................................................
(c)        Condensed Consolidated Statements of Cash Flows........................................................
	(d) Notes to Condensed Consolidated Financial Statements..................................................	1 1 2 3 4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations........	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.....................................................	12
Item 4.	Controls and Procedures................................................................................................................	13
PART II - OTHER INFORMATION...............................................................................................................		13
Item 1. Item 2. Item 3. Item 4. Item 5. Item 6.	Legal Proceedings...........................................................................................................................
Changes in Securities and Use of Proceeds....................................................................................
Defaults Upon Senior Securities....................................................................................................
Submission of Matters to a Vote of Security Holders...................................................................
Other Information..........................................................................................................................
	Exhibits and Reports on Form 8-K................................................................................................	13 13 13 13 13 13
Signatures............................................................................................................................................................		14
Certifications for Quarterly Report on Form 10-Q............................................................................................		15
EXHIBITS..........................................................................................................................................................		17

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

                                                              First Quarter Ended
                                                              -------------------
                                                    March 29, 2003            March 30, 2002
                                                    --------------            --------------

        Net sales                                            $  22,180                 $  18,657
        Cost of sales                                           18,982                    16,316
                                                             ----------                ----------

             Gross profit                                        3,198                     2,341

        Operating expenses:
          Selling, general and
          administrative expenses                                1,809                     1,996
        Impairment and other nonrecurring
          credits                                                 (207)                     (428)
                                                             ----------                ----------
             Operating income                                    1,596                       773

        Interest expense                                        (1,000)                   (2,913)
        Other income, net                                            6                        15
                                                             ----------                ----------
          Income (loss) from continuing
          operations before income tax
          provision                                                602                    (2,125)

        Income tax provision                                     -                         -
                                                             ----------                ----------

        Income (loss) from continuing
        operations                                                 602                    (2,125)
        Discontinued operations:
             Income from discontinued
             operations                                           -                          258
                                                             ----------                ----------
             Net income (loss)                               $     602                 $  (1,867)
                                                             ==========                ==========

        Net loss from continuing operations
        attributable to common shareholders                  $  (1,368)                $  (3,283)
                                                             ==========                ==========

        Net loss attributable to common
        shareholders                                         $  (1,368)                $  (3,025)
                                                             ==========                ==========

        Average shares outstanding (basic
        and diluted)                                            44,274                    38,936
                                                             ==========                ==========

        Loss per share (basic and diluted):
             Loss from continuing operations                 $    (.03)                $    (.09)
             Income from discontinued                            -                           .01
                                                             ----------                ----------
             operations
             Net loss                                        $    (.03)                $    (.08)
                                                             ==========                ==========

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                                          March 29, 2003         December 28,
                                                                          --------------         ------------
                                                                                                     2002
                                                                                                     ----
                                                                           (UNAUDITED)             (AUDITED)
   ASSETS
   Current assets:
        Cash and cash equivalents                                               $      16               $      41
        Accounts receivable, net of allowance of $230 and $170,
            respectively                                                            9,522                   7,449
        Inventories                                                                 2,871                   2,505
        Notes receivable, net                                                         715                     738
        Prepaid expenses and other current assets                                     718                     800
                                                                                ----------              ----------

            Total current assets                                                   13,842                  11,533

   Property, plant and equipment, net                                              25,408                  25,682

   Other assets:
        Goodwill                                                                   24,521                  24,521
        Deferred program costs, net of accumulated amortization of
            $1,614 and $1,379, respectively                                         1,701                   1,768
        Deferred financing costs, net of accumulated amortization of
            $1,896 and $1,885, respectively                                           203                     140
                                                                                ----------              ----------
                                                                                   26,425                  26,429
                                                                                ----------              ----------
                                                                                $  65,675               $  63,644
                                                                                ==========              ==========

   LIABILITIES AND SHAREHOLDERS' DEFICIT
   Current liabilities:
        Revolving line of credit                                                $   7,557               $   6,498
        Accounts payable                                                            9,364                   7,710
        Accrued liabilities and dividends payable                                  12,429                  10,852
        Current portion of long-term debt                                           2,399                   4,664
                                                                                ----------              ----------
            Total current liabilities                                              31,749                  29,724

   Long-term debt, net of current portion                                          27,673                  26,528
   Other liabilities                                                                   38                      38
                                                                                ----------              ----------
            Total liabilities                                                      59,460                  56,290

   Redeemable common stock                                                          2,550                   2,550
   Redeemable Series A preferred stock                                             34,632                  34,453
   Redeemable Series B preferred stock                                             18,978                  18,954

   Shareholders' deficit:
        Common stock                                                                   44                      44
        Additional paid-in capital                                                 34,534                  34,688
        Accumulated deficit                                                       (84,523)                (83,335)
                                                                                ----------              ----------
            Total shareholders' deficit                                           (49,945)                (48,603)
                                                                                ----------              ----------
                                                                                $  65,675               $  63,644
                                                                                ==========              ==========

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                                         Year to Date Ended
                                                                                         ------------------
                                                                                 March 29, 2003      March 30, 2002
                                                                                 --------------      --------------

        OPERATING ACTIVITIES:
             Net income (loss)                                                       $      602          $   (1,867)
             Depreciation and amortization                                                1,107               1,831
             Impairment and other nonrecurring credits                                     (207)               (428)
             Changes in operating assets and liabilities                                   (815)                (18)
             Other, net                                                                      14                  (1)
                                                                                     -----------         -----------
                 Cash provided by (used in) operating activities from
                 continuing operations                                                      701                (483)
                 Cash used in operating activities from discontinued
                 operations                                                                -                   (269)
                                                                                     -----------         -----------
                 Cash provided by (used in) operating activities                            701                (752)

        INVESTING ACTIVITIES:
             Capital expenditures                                                          (557)                (80)
             Other                                                                           43                   1
                                                                                     -----------         -----------
                 Cash used in investing activities from continuing
                 operations                                                                (514)                (79)
                 Cash used in investing activities from discontinued
                 operations                                                                -                    (12)
                                                                                     -----------         -----------
                 Cash used in investing activities                                         (514)                (91)

        FINANCING ACTIVITIES:
             Net change in revolving credit borrowings                                    1,059               1,170
             Payment of deferred financing costs                                            (75)                 (5)
             Repayments of long-term debt                                                (1,203)                (60)
             Proceeds from issuance of capital stock                                          7                  10
                                                                                     -----------         -----------
                 Cash provided by (used in) financing activities                           (212)              1,115
                                                                                     -----------         -----------

        NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                            (25)                272

        CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR
                                                                                             41               1,010
                                                                                     -----------         -----------

        CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $       16          $    1,282
                                                                                     ===========         ===========

        SUPPLEMENTAL CASH FLOW INFORMATION:

               Interest paid                                                         $      388           $     492
               Income taxes paid                                                           -                   -
               Capital lease obligations incurred                                          -                    470

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   OPERATIONS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarion Technologies, Inc. and Subsidiaries (collectively referred to as “Clarion” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 28, 2002.

The Company sold its Montpelier facility in April 2002. The prior period income statement has been reclassified to present comparable information and to reflect the results of operations of Montpelier as discontinued operations (see Note 5).

The Company has classified checks disbursed but not yet presented for payment as accounts payable. The amounts at March 29, 2003, and December 28, 2002, were $1,950,000 and $472,000, respectively.

The Company operates in a single geographic location, North America, and in a single reportable business segment, plastic injection molding. The accounting policies of this reportable business segment are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

The following table reconciles the numerator and denominator used in the calculation of basic and diluted EPS:

                                                                For the quarter ended
                                                             March 29,          March 30,
                                                               2003                2002
                                                          ----------------    ---------------
Numerator (in thousands):
   Income (loss) from continuing operations                      $   602            $(2,125)
   Preferred stock dividends declared                             (1,767)              (676)
   Accretion of preferred stock to mandatory redemption
     value                                                          (203)              (482)
                                                          ----------------    ---------------
   Net loss from continuing operations attributable to
     common shareholders                                         $(1,368)           $(3,283)
                                                          ================    ===============

Numerator (in thousands):
   Net income (loss)                                             $   602            $(1,867)
   Preferred stock dividends declared                             (1,767)              (676)
   Accretion of preferred stock to mandatory redemption
     value                                                          (203)              (482)
                                                          ----------------    ---------------

   Net loss attributable to common shareholders                  $(1,368)           $(3,025)
                                                          ================    ===============

Denominator:
   Weighted-average shares outstanding for basic and
     diluted EPS                                              44,274,023         38,935,678
                                                          ================    ===============

Stock-Based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and interpretations as permitted under Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). Accordingly, no compensation expense is recorded if the current market price of the underlying stock does not exceed the exercise price at the date of grant.

The following table (in thousands, except per share data) illustrates the effect on net loss and net loss per share attributable to common shareholders as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), to stock-based employee compensation and non-employee Director compensation.

                                                           Quarter Ended
                                                ------------------------------------
                                                   March 29,           March 30,
                                                     2003                2002
                                                ----------------    ----------------

Net loss attributable to common shareholders
                                                       $(1,368)            $(3,025)
   Deduct: Total stock-based employee
     compensation expense determined under
     fair value based method for all awards                124                 136
                                                ----------------    ----------------

   Pro forma net loss attributable to common
     shareholders                                      $(1,492)            $(3,161)
                                                ================    ================

Earnings per share:

   Basic and diluted, as reported                      $ (0.03)            $ (0.08)
                                                ================    ================

   Basic and diluted, pro forma                        $ (0.03)            $ (0.08)
                                                ================    ================

For purposes of the SFAS 123 pro forma disclosures, the fair value of each option grant was estimated on the date of grant using the Black-Scholes model with the following assumptions:

                                                              2003                  2002
                                                              ----                  ----
Dividend yield                                                0.0%                  0.0%
Volatility, as a percent                                      124%                  93% to 132%
Risk-free interest rate                                       4.9%                  4.8% to 6.0%
Expected life in years after vest                             9                     4 to 9
Forfeitures are accounted for as they occur.

Reclassifications

Certain amounts previously reported for the prior fiscal year has been reclassified to conform to the presentation used in fiscal 2003.

2.   NEW ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at a date of a commitment to an exit or disposal plan. This statement superceded the guidance provided by Emerging Issues Task Force 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is effective prospectively for exit plan or disposal activities initiated after December 31, 2002. Because SFAS 146 only affects the timing of the recognition of the liabilities to be incurred if an entity makes a decision to exit or dispose of a particular activity, the adoption of this Statement had no material impact on the Company’s financial statements.

3.   INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The components of inventories are as follows (in thousands):

                                                             March 29,              December 28,
                                                                2003                    2002
                                                        ---------------------    --------------------
       Raw materials                                                  $1,532                  $1,151
       Work in process                                                   142                     157
       Finished goods                                                  1,197                   1,197
                                                        ---------------------    --------------------
       Total                                                          $2,871                  $2,505
                                                        =====================    ====================

4.   IMPAIRMENT AND OTHER NONRECURRING CHARGES AND ADJUSTMENTS

In March 2003, management determined that the Company’s Greenville, Michigan facility will not be closed as planned due to the need for additional manufacturing space to accommodate increased orders from a significant customer.

Changes in the balances of the Company’s restructuring liabilities were as follows (in thousands):

Balance at December 28, 2002                              $ 370
   Reversal of exit costs                                  (207)
   Payment of exit costs                                    (39)
                                           ----------------------
Balance at March 29, 2003                                 $ 124
                                           ======================

5.   DISCONTINUED OPERATIONS

In an effort to reduce both operating losses and long-term debt, on April 29, 2002, the Company sold the assets related to its Montpelier manufacturing facility that served the heavy truck industry. The Company received $12,780,000 in cash, $800,000 in notes (bearing interest at 7.0% and due on or before April 28, 2005), plus the assumption of certain liabilities. Assets sold included approximately $3,312,000 of receivables, $593,000 of inventory, and $11,402,000 of net fixed assets. Liabilities assumed consisted primarily of approximately $2,331,000 of payables and accruals. The buyer purchased certain of these working capital items at their net carrying value as determined as of the closing date. The Company incurred a loss of $97,000 on the sale and used the proceeds from the sale to pay certain debt obligations under the Amended Senior Credit Agreement. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operations of this facility have been segregated as discontinued operations and include the amounts indicated in the following tables (in thousands).

                                             First Quarter Ended
                                             -------------------
                                      March 29, 2003     March 30, 2002
                                      --------------     --------------
        Net sales                            $   -              $ 3,908
        Net income                               -                  258

6.   LONG-TERM DEBT

Long-term debt consists of the following obligations (in thousands):

                                                            March 29,              December 28,
                                                               2003                    2002
                                                       ---------------------    --------------------
Senior Credit Agreement:
   Revolving credit debt                                            $7,557                  $6,498
   Term debt                                                        12,528                  13,383
Senior and other subordinated term notes, net of
   unaccreted discount of $1,058 and $1,120 in 2003
   and 2002, respectively                                            8,942                   8,880
Other subordinated promissory notes                                  8,057                   8,337
Capital lease obligations                                              545                     592
                                                       ---------------------    --------------------
                                                                    37,629                  37,690
Less current portion                                                 9,956                  11,162
                                                       ---------------------    --------------------
                                                                   $27,673                 $26,528
                                                       =====================    ====================

As of March 29, 2003, the senior revolving credit facility was scheduled to mature on April 30, 2003, and allowed for aggregate borrowings of $13,000,000 at the prime rate plus 1.25%, subject to certain borrowing base limitations related to accounts receivable and inventory. In addition, a commitment fee of $3,000 was payable on the unused portion of the credit line.

As of March 29, 2003, the senior term debt was also scheduled to mature on April 30, 2003, and bore interest at variable rates based on LIBOR plus 4.50% or the prime rate plus 1.75%, at our option.

The Company refinanced its senior credit facility on April 14, 2003. The new revolving credit facility matures on April 14, 2004, and allows for aggregate borrowings of $9,000,000 at the prime rate plus 0.50% or, at our option, one, two, three or six-month LIBOR plus 3.25%, subject to certain borrowing base limitations related to accounts receivable and inventory. In addition, an unused facility fee of 0.375% per annum is payable on the unused portion of the credit line. The term debt matures on April 14, 2007 and is outstanding in the amount of $13,000,000 ($12,528,000 at March 29, 2003). The facility also permits draws to be made on a capital expenditure line of credit in the maximum amount of $1,500,000 that converts to a three-year term loan on April 14, 2004. The term loan bears interest at the prime rate plus 0.75% or, at our option, one, two, three or six-month LIBOR plus 3.5% plus an applicable margin, at our option. $1,000,000 of this senior debt is guaranteed by Craig Wierda.

As of March 29, 2003, all tangible and intangible assets of the Company collateralized borrowings under the Amended Senior Credit Agreement. Those assets also collateralize borrowings under the new Senior Credit Agreement.

Other subordinated promissory notes is comprised primarily of a note due to Electrolux and certain Drake notes. At March 29, 2003, the Electrolux note was scheduled to mature May 1, 2003. The terms of the Electrolux note were modified on April 14, 2003; as of that date, the outstanding amount of $4,300,000 will be paid in monthly installments. Certain additional principal payments will be made if we receive additional new business from Electrolux or if we meet certain performance targets. The Electrolux note will mature no later than September 30, 2005.

In conjunction with the settlement of the Drake lawsuit described in Note 7 below, in January 2003, William Blair and Craig Wierda purchased $2,067,500 of the Drake notes along with related accrued interest of $670,000. The purchased notes and related accrued interest were replaced with two new subordinated promissory notes (Settlement Notes), each in the principal amount of $1,379,000. These Settlement Notes bear interest at 18% and are due February 1, 2005. The settlement also included a provision whereby the Company will issue 400 shares of Series A Convertible Preferred Stock to William Blair and Craig Wierda if the Settlement Notes are not paid in full by June 2, 2003. The Company expects to issue these shares and will recognize an expense for such shares at the time they are issued. An additional $1,000,000 Drake note matures on February 5, 2005.

As part of the settlement noted above, the Company was required to take title to equipment and assume a $700,000 liability (the Equipment Note) due on the related equipment. This Equipment Note is due February 16, 2004, but the Company has agreed to pay it in full no later than January 1, 2004. Interest on the note in the amount of $35,000 was prepaid in January 2003. The Equipment Note has been included with other current liabilities as of March 29, 2003.

As of March 29, 2003, the Amended Senior Credit Agreement required the subordinated debt holders and preferred shareholders to forego interest and dividend payments, respectively, through April 30, 2003, unless approved by the banks. Interest and dividends, therefore, have been accrued through March 29, 2003. The new Senior Credit Agreement contains the same prohibition for an unlimited period of time. Interest and dividends, therefore, continue to accrue. The Senior Credit Agreement and Senior Subordinated Debt Agreement also prohibit the payment of dividends on common stock.

Based on the contractual terms of all amended debt agreements, principal maturities of long-term debt and capital lease obligations are as follows: fiscal 2003 — $11,162,000; fiscal 2004 — $2,906,000; fiscal 2005 — $6,377,000; fiscal 2006 — $1,430,000; fiscal 2007 — $16,935,000.

As of March 29, 2003, the Company was in compliance with the covenants under the terms of the Amended Senior Credit Agreement, but in technical default under the terms of the Senior Subordinated Debt Agreement. The technical default was waived by the senior subordinated lenders on April 14, 2003, in conjunction with the refinancing of the senior debt and the concurrent amending of the terms of the senior subordinated debt. As of April 14, 2003, the Company’s Senior Credit Agreement and Senior Subordinated Debt Agreement contain numerous restrictive covenants, including covenants related to targets for earnings before interest, taxes, depreciation, and amortization (EBITDA), fixed charge coverage ratios, total liabilities to tangible capital fund ratios, working capital levels, and limits on capital expenditures.

7.   COMMITMENTS AND CONTINGENCIES

As described in more detail in Note 6 above, the Company and the former owners of Drake (now known as A&M Holdings, Inc.) finalized the settlement of their lawsuits in January 2003. In accordance with SFAS No. 5, “Accounting for Contingencies,” this settlement was reflected in the December 28, 2002 consolidated balance sheet.

The Company is involved in certain claims and litigation arising in the normal course of business, including certain other litigation involving claims alleging damages under various contractual arrangements. After taking into consideration legal counsel’s evaluation of these claims and actions, the Company is currently of the opinion that their outcome will not have a significant effect on the Company’s consolidated financial position or future results of operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following information should be read in conjunction with the accompanying Condensed Consolidated Financial Statements of the Company and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

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

We sold our Montpelier facility in April 2002. The prior period income statement has been reclassified to present comparable information and to reflect the results of operations of Montpelier as discontinued operations.

RESULTS OF OPERATIONS

The table below summarizes the components of our Condensed Consolidated Statements of Operations as a percentage of net sales:

                                                  First Quarter Ended
                                                  -------------------
                                           March 29, 2003     March 30, 2002
                                           --------------     --------------

        Net sales                                  100.0%             100.0%
        Cost of sales                               85.6%              87.5%
                                                 ---------          ---------
             Gross profit                           14.4%              12.5%
        Selling, general and
        administrative expenses                      8.1%              10.7%

        Impairment and other
        nonrecurring credits                        (0.9%)             (2.3%)
                                                 ---------          ---------
             Operating income                        7.2%               4.1%
        Interest expense                            (4.5%)            (15.6%)
        Other income, net                            0.0%               0.1%
                                                 ---------          ---------
        Income (loss) from continuing
        operations before income tax
        provision                                    2.7%             (11.4%)
        Income tax provision                         -                  -
                                                 ---------          ---------
             Income (loss) from
             continuing operations                   2.7%             (11.4%)
             Income from discontinued
             operations                              -  %               1.4%
                                                 ---------          ---------
             Net income (loss)                       2.7%             (10.0%)
                                                 =========          =========

Net sales

Net sales of $22,180,000 in the first quarter of 2003 were $3,523,000 (18.9%) higher than net sales of $18,657,000 in the first quarter of 2002. The increase during the first quarter was driven by additional business from a major consumer goods customer ($5,559,000), partially offset by the scheduled phase-out of other various molding programs. The company also obtained additional business in the automotive market, but these increases were offset in part by general softness in that market. We expect revenue levels to continue to increase due to the long-term supply agreement with a major customer and other opportunities for new business that we are currently pursuing.

Gross profit

Gross profit, as a percentage of 2003 net sales, was 14.4% for the first quarter, compared to 12.5% in the first quarter of 2002. The improvement was attributable to continued efforts to control costs. In addition, we are able to increase our margins as we increase our business levels by absorbing fixed costs. As we increase our asset utilization through additional business, we expect this margin trend to continue.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for the first quarter of 2003 decreased $187,000 or 9.4% to $1,809,000 from $1,996,000 for the same period in the prior year. This decrease is attributable to maintaining staffing and spending levels that align with our business needs. Our near-term objective is to continue to decrease SG&A as a percent of sales, even if the total dollars need to increase to accommodate additional business.

Impairment and other nonrecurring credits

In March 2003, management determined that our Cedar Street facility will not be sold and will be returned to active use to provide additional manufacturing space to accommodate increased orders from a significant customer. Accordingly, the remaining reserve of $207,000 associated with this anticipated sale was reversed in the first quarter of 2003.

Interest expense

Interest expense for the first quarter of 2003 was $1,000,000, a decrease of $1,913,000 (65.7%) from the first quarter of 2002. The decrease in interest expense is mainly due to the debt restructuring executed in December 2002, as well as overall lower principal balances in the first quarter of 2003 compared to 2002.

Discontinued operations

During the second quarter of 2002, we sold our Montpelier facility, which operated primarily in the heavy truck industry. Accordingly, there were no results of discontinued operations to report in the first quarter of 2003.

Net income (loss)

We recorded net income of $602,000 for the first quarter of 2003, compared to a net loss of $1,867,000 in 2002. This improvement is a result of decreased interest expense resulting from the debt restructuring executed in December 2002, as well as the improvements in gross profit as described above.

LIQUIDITY AND CAPITAL RESOURCES

We continue to improve our current liquidity and operational performance. As discussed in Note 6 above, we refinanced our senior credit facility on April 14, 2003.

At March 29, 2003, we had negative working capital of $17,907,000 compared to negative $18,191,000 at December 28, 2002. The increase in working capital is mainly attributable to the favorable effect of the change in the current portion of long-term debt, offset by the net change in receivables and payables during the quarter. The increase in cash provided by operations in 2003 relative to cash used in operations in 2002 was primarily due to net income in the current quarter versus a net loss in the prior period.

Our capital expenditures in the first quarter of 2003 were made to obtain additional machinery to accommodate new business and to prepare the Cedar Street facility for its return to active use.

TAX CONSIDERATIONS

We have a net operating loss (“NOL”) carryforwards of approximately $69,000,000 for income tax purposes that are available to offset future taxable income. The NOL carryforwards expire in 2006 through 2022. Federal tax laws restrict NOL carryforwards when certain changes of control occur. A 50% change of control, which is calculated over a rolling three-year period, may cause us to lose some or all of our NOL carryforward benefits. Due to the significant number of equity transactions that have occurred in recent years, we believe there may have been changes in control that might limit our ability to utilize our NOL carryforwards.

INFLATION

We do not believe that sales of our products are affected materially by inflation, although there can be no assurance that inflation will not affect sales in the future. We believe that our financial performance could be adversely affected by inflation in the plastic resin market. The primary plastic resins we use are produced from petrochemical feedstock mostly derived from natural gas liquids. Supply and demand cycles in the petrochemical industry, which are often impacted by OPEC policies, can cause substantial price fluctuations. Consequently, plastic resin prices may increase as a result of changes in natural gas liquid prices and the capacity, supply and demand for resin and petrochemical feedstock from which they are produced.

In many instances we have been able to pass through changes in the cost of our raw materials to customers in the form of price increases. However, there is no assurance that we will be able to continue such pass throughs, or that the timing of such pass throughs will coincide with our increased costs. To the extent that increases in the cost of plastic resin cannot be passed on to customers, or that the duration of time lags associated with a pass through becomes significant, such increases may have an adverse impact on gross profit margins and our overall profitability.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is to changes in interest rates in connection with our outstanding variable rate short-term and long-term debt. Based on the balances and debt agreements in effect at March 29, 2003, an increase in interest rates of 1% could result us incurring an additional $201,000 in annual interest expense. Conversely, a decrease in interest rates of 1% could result in savings of $201,000 in annual interest expense. We do not expect such market risk exposure to have a material adverse effect on us. We do not enter into market risk sensitive instruments for trading purposes.

ITEM 4.   CONTROLS AND PROCEDURES

        (a)   Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act) as of May 9, 2003 (the “Evaluation Date”)), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

        (b)   Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is involved in certain claims and litigation arising in the normal course of business, including litigation involving claims alleging damages under various contractual arrangements. After taking into consideration legal counsel’s evaluation of these claims and actions, the Company is currently of the opinion that their outcome will not have a significant effect on the Company’s consolidated financial position or future results of operations.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first quarter ended March 29, 2003, the Company did not issue any unregistered shares of its Common Stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Refer to Note 6 to the Condensed Consolidated Financial Statements in Part I, Item I.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

The Audit Committee of the Board of Directors approved the categories of all non-audit services performed by the Company’s independent accountants during the period covered by this report.

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

Date: May 9, 2003	CLARION TECHNOLOGIES, INC. /s/ Edmund Walsh Edmund Walsh, Chief Financial Officer

CERTIFICATION OF THE
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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

CLARION TECHNOLOGIES, INC.
Date: May 9, 2003	By:	/s/ William Beckman William Beckman
	Its:	President

CERTIFICATION OF THE
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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

CLARION TECHNOLOGIES, INC.
Date: May 9, 2003	By:	/s/ Edmund Walsh Edmund Walsh
	Its:	Chief Financial Officer

EXHIBIT LIST

99.1	Certificate of the Chief Executive Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
99.2	Certificate of the Chief Financial Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

EXHIBIT 99.1

CERTIFICATION OF THE
CHIEF EXECUTIVE OFFICER OF
CLARION TECHNOLOGIES, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, William Beckman Chief Executive Officer of Clarion Technologies, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-Q for the quarterly period ended March 29, 2003, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended March 29, 2003, fairly presents, in all material respects, the financial condition and results of operations of Clarion Technologies, Inc.

CLARION TECHNOLOGIES, INC.
Date: May 9, 2003	By:	/s/ William Beckman William Beckman
	Its:	President

A signed original of this written statement required by Section 906 has been provided to Clarion Technologies, Inc. and will be retained by Clarion Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 99.2

CERTIFICATION OF THE
CHIEF FINANCIAL OFFICER OF
CLARION TECHNOLOGIES, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Edmund Walsh, Chief Financial Officer of Clarion Technologies, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-Q for the quarterly period ended March 29, 2003, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended March 29, 2003, fairly presents, in all material respects, the financial condition and results of operations of Clarion Technologies, Inc.

CLARION TECHNOLOGIES, INC.
Date: May 9, 2003	By:	/s/ Edmund Walsh Edmund Walsh
	Its:	Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Clarion Technologies, Inc. and will be retained by Clarion Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.