Form 10-Q
period 2003-06-28
CLARION TECHNOLOGIES INC/DE/
filed 2003-08-12
CIK 835409

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2003
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

The number of shares outstanding of registrant’s common stock was 44,923,471 as of August 8, 2003.

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
Changes in Securities and Use of Proceeds....................................................................................
Defaults Upon Senior Securities....................................................................................................
Submission of Matters to a Vote of Security Holders...................................................................
Other Information..........................................................................................................................
	Exhibits and Reports on Form 8-K................................................................................................	13 13 13 13 14 14
Signatures............................................................................................................................................................		15
EXHIBITS..........................................................................................................................................................		16

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

                                                 Second Quarter Ended                  Six Months Ended
                                                 --------------------                  ----------------
                                            June 28, 2003      June 29, 2002    June 28, 2003     June 29, 2002
                                            -------------      -------------    -------------     -------------

        Net sales                                  $ 25,483         $ 22,206          $ 47,664         $ 40,863
        Cost of sales                                21,905           18,297            40,887           34,613
                                                    -------          -------           -------          -------
             Gross profit                             3,578            3,909             6,777            6,250

        Operating expenses:
          Selling, general and
          administrative expenses                     1,859            1,923             3,668            3,919

          Impairment and other
          nonrecurring credits                          -                (24)             (207)            (452)
                                                    -------          --------          --------         --------
                                                      1,859            1,899             3,461            3,467
                                                    -------          -------           -------          -------
             Operating income                         1,719            2,010             3,316            2,783

        Interest expense                               (982)          (2,700)           (1,982)          (5,613)
        Other income, net                                17                8                22               24
                                                    -------          -------           -------          -------
          Income (loss) from
          continuing operations before
          income tax provision                          754             (682)            1,356           (2,806)

        Income tax provision                            -                -                 -                -
                                                    -------          -------           -------          -------

        Income (loss) from continuing
        operations                                      754             (682)            1,356           (2,806)
        Discontinued operations:

             Income (loss) from
             discontinued operations
             (including loss on
             disposal of $97 in 2002)
                                                        -                (81)              -                176
                                                    -------          --------          -------          -------

             Net income (loss)                     $    754         $   (763)         $  1,356         $ (2,630)
                                                    =======          ========          =======          ========

        Net loss from continuing
        operations attributable to                 $ (1,265)        $ (1,874)         $ (2,633)        $ (5,156)
        common shareholders                         ========         ========          ========         ========

        Net loss attributable to                   $ (1,265)        $ (1,955)         $ (2,633)        $ (4,980)
        common shareholders                         ========         ========          ========         ========

        Average shares outstanding
        (basic and diluted)                          44,375           43,556            44,325           41,246
                                                    =======          =======           =======          =======

        Loss per share attributable to
        common shareholders (basic and
        diluted):
             Loss from continuing                  $   (.03)        $   (.04)         $   (.06)        $   (.12)
             operations
             Income (loss) from                         -                -                 -                -
                                                    -------          -------           -------          -------
             discontinued operations
             Net loss                              $   (.03)        $   (.04)         $   (.06)        $   (.12)
                                                    ========         ========          ========         ========

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                                          June 28, 2003          December 28,
                                                                          -------------          ------------
                                                                                                     2002
                                                                                                     ----
                                                                           (UNAUDITED)             (AUDITED)
   ASSETS
   Current assets:
        Cash and cash equivalents                                                $     69                $     41
        Accounts receivable, net of allowance of $166 and $170,
            respectively                                                           11,013                   7,449
        Inventories                                                                 3,466                   2,505
        Notes receivable, net                                                         -                       738
        Prepaid expenses and other current assets                                     358                     800
                                                                                 --------                --------
            Total current assets                                                   14,906                  11,533

   Property, plant and equipment, net                                              25,681                  25,682

   Other assets:
        Goodwill                                                                   24,521                  24,521
        Deferred program costs, net of accumulated amortization of
   $1,601 and $1,379, respectively                                                  1,825                   1,768
        Deferred financing costs, net of accumulated amortization of
   $1,951 and $1,885, respectively                                                 405                        140
                                                                                 --------                --------
                                                                                   26,751                  26,429
                                                                                 --------                --------
                                                                                 $ 67,338                $ 63,644
                                                                                 ========                ========

   LIABILITIES AND SHAREHOLDERS' DEFICIT
   Current liabilities:
        Revolving line of credit                                                 $  6,942                $  6,498
        Accounts payable                                                           10,461                   7,710
        Accrued liabilities and dividends payable                                  14,788                  10,852
        Current portion of long-term debt                                           2,189                   4,664
                                                                                 --------                --------
            Total current liabilities                                              34,380                  29,724

   Long-term debt, net of current portion                                          27,666                  26,528
   Other liabilities                                                                  232                      38
                                                                                 --------                --------
            Total liabilities                                                      62,278                  56,290

   Redeemable common stock                                                          2,550                   2,550
   Redeemable Series A preferred stock                                             34,808                  34,453
   Redeemable Series B preferred stock                                             19,002                  18,954

   Shareholders' deficit:
        Common stock                                                                   44                      44
        Additional paid-in capital                                                 34,462                  34,688
        Accumulated other comprehensive loss                                         (193)                    -
        Accumulated deficit                                                       (85,613)                (83,335)
                                                                                 --------                --------
            Total shareholders' deficit                                           (51,300)                (48,603)
                                                                                 --------                --------
                                                                                 $ 67,338                $ 63,644
                                                                                 ========                ========

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                                Six Months Ended
                                                                                ----------------
                                                                      June 28, 2003         June 29, 2002
                                                                      -------------         -------------

        OPERATING ACTIVITIES:
             Net income (loss)                                            $     1,356           $    (2,630)
             Depreciation and amortization                                      2,229                 3,410
             Impairment and other nonrecurring credits and
             adjustments                                                         (247)                 (591)
             Changes in operating assets and liabilities                       (1,107)               (2,130)
             Loss on sale of manufacturing operations                             -                      97
             Other, net                                                            14                    (1)
                                                                          ------------         -------------
                 Cash provided by (used in) operating activities
                 from continuing operations                                     2,245                (1,845)
                 Cash used in operating activities from
                 discontinued operations                                          -                    (817)
                                                                          ------------         -------------
                 Cash provided by (used in) operating activities                2,245                (2,662)

        INVESTING ACTIVITIES:
             Capital expenditures                                              (1,610)                 (372)
             Proceeds from note receivable                                        738                   -
             Other                                                                 19                    21
                                                                          ------------         -------------
                 Cash used in investing activities from
                 continuing operations                                           (853)                 (351)
                 Cash provided by investing activities from
                 discontinued operations                                          -                  12,768
                                                                          ------------         -------------
                 Cash provided by (used in) investing activities                 (853)               12,417

        FINANCING ACTIVITIES:
             Net change in revolving credit borrowings                            444                (1,625)
             Proceeds from long-term borrowings                                13,104                   -
             Payment of deferred financing costs                                 (331)                 (203)
             Repayments of long-term debt                                     (14,595)               (8,536)
             Proceeds from issuance of capital stock                               14                    15
                                                                          ------------         -------------
                 Cash used in financing activities                             (1,364)              (10,349)
                                                                          ------------         -------------

        NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       28                  (594)

        CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               41                 1,010
                                                                          ------------         -------------

        CASH AND CASH EQUIVALENTS, END OF PERIOD                          $        69          $        416
                                                                          ============         =============

        SUPPLEMENTAL CASH FLOW INFORMATION:
               Interest paid                                              $       778          $      2,272
               Income taxes paid                                                  -                     -
               Capital lease obligations incurred                                   9                   470

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   OPERATIONS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarion Technologies, Inc. and Subsidiaries (collectively referred to as “Clarion” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K/A for the fiscal year ended December 28, 2002.

The Company sold its Montpelier facility in April 2002. The prior period income statement has been reclassified to present comparable information and to reflect the results of operations of Montpelier as discontinued operations (see Note 5).

The Company has classified checks disbursed but not yet presented for payment as accounts payable. The amounts at June 28, 2003, and December 28, 2002, were $1,683,000 and $472,000, respectively.

The Company operates in a single geographic location, North America, and in a single reportable business segment, plastic injection molding. The accounting policies of this reportable business segment are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 28, 2002.

The following table reconciles the numerator and denominator used in the calculation of basic and diluted earnings per share (EPS):

                                                             Second Quarter Ended             Six Months Ended
                                                           June 28,        June 29,       June 28,        June 29,
                                                             2003            2002           2003            2002
                                                        --------------------------------------------------------------
Numerator (in thousands):
   Income (loss) from continuing operations                  $    754        $   (682)      $  1,356        $ (2,806)
   Preferred stock dividends declared                          (1,819)           (696)        (3,586)         (1,372)
   Accretion of preferred stock to mandatory
     redemption value                                            (200)           (496)          (403)           (978)
                                                        --------------------------------------------------------------
   Net loss from continuing operations attributable
      to common shareholders                                 $ (1,265)       $ (1,874)      $ (2,633)       $ (5,156)
                                                        ==============================================================

Numerator (in thousands):
   Net income (loss)                                         $    754           $(763)      $  1,356        $ (2,630)
   Preferred stock dividends declared                          (1,819)           (696)        (3,586)         (1,372)
   Accretion of preferred stock to mandatory
     redemption value                                            (200)           (496)          (403)           (978)
                                                        --------------------------------------------------------------

   Net loss attributable to common shareholders              $ (1,265)       $ (1,955)      $ (2,633)       $ (4,980)
                                                        ==============================================================

Denominator:
   Weighted-average shares outstanding for basic and
     diluted EPS                                           44,375,306      43,556,411     44,324,665      41,246,044
                                                        ==============================================================

Stock-Based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method permitted under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and interpretations permitted under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). Accordingly, no compensation expense is recorded if the current market price of the underlying stock does not exceed the exercise price at the date of grant.

The following table (in thousands, except per share data) illustrates the effect on net loss and net loss per share attributable to common shareholders as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation and non-employee Director compensation.

                                                             Second Quarter Ended             Six Months Ended
                                                           June 28,        June 29,       June 28,        June 29,
                                                             2003            2002           2003            2002
                                                        --------------------------------------------------------------

Net loss attributable to common shareholders
                                                              $(1,265)        $(1,955)       $(2,633)        $(4,980)
   Deduct: Total stock-based employee compensation
     expense determined under fair value based method
     for all awards                                                84             132            208             268
                                                        --------------------------------------------------------------

   Pro forma net loss attributable to common
      shareholders                                            $(1,349)        $(2,087)       $(2,841)        $(5,248)
                                                        ==============================================================

Earnings per share:

   Basic and diluted, as reported                             $ (0.03)        $ (0.04)       $ (0.06)        $ (0.12)
                                                        ==============================================================

   Basic and diluted, pro forma                               $ (0.03)        $ (0.05)       $ (0.06)        $ (0.13)
                                                        ==============================================================

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
Volatility, as a percent                                      107% to 124%          93% to 132%
Risk-free interest rate                                       4.8% to 4.9%          4.8% to 6.0%
Expected life in years after vest                             9                     4 to 9
Forfeitures are accounted for as they occur.

Comprehensive Income

The Company’s total comprehensive income includes net income and the adjustments related to the market valuation of the interest rate swap discussed below.

Interest Rate Swap Agreements

The Company is exposed to various market risks, which include changes in interest rates. In accordance with the terms of the Senior Credit Agreement discussed in Note 6, the Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its long-term floating rate borrowings. Interest rate swap agreements are contracts to exchange floating rates for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense.

The counterparty to the Company’s interest rate swap agreements is a commercial bank with which the Company has other financial relationships. While the Company is exposed to credit loss in the event of nonperformance by the counterparty, the Company does not anticipate nonperformance by the counterparty, and no material loss would be expected from such nonperformance. Fluctuations in interest rates are similarly not expected to have a material impact on the Company’s future operating results.

The Company has formally documented the relationship between the interest rate swap and the long-term borrowings, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process includes linking the derivative that has been designated as a cash flow hedge to the specific liability on the balance sheet. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. If the Company determines that the derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

With respect to its variable rate long-term borrowings, the Company has entered into an interest rate swap agreement to essentially fix the interest rate on an initial notional amount of principal of $10,000,000, which decreases with each monthly settlement at a rate corresponding to the Company’s actual principal payments on the Term debt (a notional amount of $9,916,000 at June 28, 2003). The Company does not use derivative financial instruments for trading purposes. The Company’s current interest rate swap agreement expires in 2007 and management currently has no intent to renew the agreement or enter into similar agreements in the near future. The fair value of the swap agreement at June 28, 2003 was $(193,000) and is recorded as other long-term liability on the balance sheet; changes in the fair value of the swap agreement will be reported as a component of other comprehensive income.

Reclassifications

Certain amounts previously reported for the prior fiscal year has been reclassified to conform to the presentation used in fiscal 2003.

2.   NEW ACCOUNTING STANDARDS

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 requires certain financial instruments that were previously classified as equity to now be classified as liabilities. This statement is effective for the Company’s financial instruments entered into or modified after May 31, 2003, and otherwise on June 29, 2003. Beginning June 29, 2003, SFAS 150 will require the Company’s redeemable common stock in the amount of $2,550,000 to be classified as a liability. The holders of the Company’s redeemable Series A and B preferred stock can convert these shares into common stock at any time. Consequently, in accordance with SFAS 150, such preferred shares are not considered mandatorily redeemable. Accordingly, the Series A and B preferred stock does not need to be classified as a liability.

3.   INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The components of inventories are as follows (in thousands):

                                                            June 28,               December 28,
                                                              2003                     2002
                                                        ------------------       -----------------
                Raw materials                                      $1,722                  $1,151
                Work in process                                       365                     157
                Finished goods                                      1,379                   1,197
                                                        ------------------       -----------------
                Total                                              $3,466                  $2,505
                                                        ==================       =================

4.   IMPAIRMENT AND OTHER NONRECURRING CREDITS AND ADJUSTMENTS

In March 2003, management determined that the Company’s Greenville, Michigan facility will not be closed as planned due to the need for additional manufacturing space to accommodate increased orders from a significant customer.

Changes in the balances of the Company’s restructuring liabilities were as follows (in thousands):

                Balance at December 28, 2002                              $ 370
                   Reversal of exit costs                                  (207)
                   Payment of exit costs                                    (46)
                                                           ----------------------
                Balance at June 28, 2003                                  $ 117
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

                                            Second Quarter Ended                  Six Months Ended
                                            --------------------                  ----------------
                                      June 28, 2003     June 29, 2002     June 28, 2003      June 29, 2002
                                      -------------     -------------     -------------      -------------

        Net sales                           $     -           $ 1,642           $     -            $ 5,551
        Net income (loss)                         -               (81)                -                176

6.   LONG-TERM DEBT

Long-term debt consists of the following obligations (in thousands):

                                                             June 28,              December 28,
                                                               2003                    2002
                                                       ---------------------    --------------------
Senior Credit Agreement:
   Revolving credit debt                                            $6,942                  $6,498
   Term debt                                                        12,783                  13,383
   Capital expenditure line of credit                                  104                     -
Senior and other subordinated term notes, net of
   unaccreted discount of $996 and $1,120,
   respectively                                                      9,004                   8,880
Other subordinated promissory notes                                  7,459                   8,337
Capital lease obligations                                              505                     592
                                                       ---------------------    --------------------
                                                                    36,797                  37,690
Less current portion                                                 9,131                  11,162
                                                       ---------------------    --------------------
                                                                   $27,666                 $26,528
                                                       =====================    ====================

The Company refinanced its senior credit facility on April 14, 2003. The new revolving credit facility matures on April 14, 2004, and allows for aggregate borrowings of $9,000,000 at the prime rate plus 0.50% or, at the Company’s option, one, two, three or six-month LIBOR plus 3.25%, subject to certain borrowing base limitations related to accounts receivable and inventory. In addition, an unused facility fee of 0.375% per annum is payable on the unused portion of the credit line. The term debt matures on April 14, 2007 and is outstanding in the amount of $12,783,000. The facility also permits draws to be made on a capital expenditure line of credit in the maximum amount of $1,500,000 that converts to a three-year term loan on April 14, 2004. The term loan bears interest at the prime rate plus 0.75% or, at our option, one, two, three or six-month LIBOR plus 3.5% plus an applicable margin, at the Company’s option. $1,000,000 of this senior debt is guaranteed by Craig Wierda.

As of June 28, 2003, all tangible and intangible assets of the Company are collateralized under the Senior Credit Agreement.

Other subordinated promissory notes are comprised primarily of a note due to Electrolux Home Products, a division of White Consolidated Industries, Inc. (Electrolux), and certain Drake notes. The terms of the Electrolux note were modified on April 14, 2003; as of that date, the outstanding amount of $4,300,000 will be paid in monthly installments ($3,700,000 outstanding as of June 28, 2003). Certain additional principal payments will be made if the Company receives additional new business from Electrolux or if the Company meets certain performance targets. The Electrolux note will mature no later than September 30, 2005.

In conjunction with the settlement of the Drake lawsuit described in Note 8 below, in January 2003, William Blair and Craig Wierda purchased $2,067,500 of the Drake notes along with related accrued interest of $670,000. The purchased notes and related accrued interest were replaced with two new subordinated promissory notes (Settlement Notes), each in the principal amount of $1,379,000. These Settlement Notes bear interest at 18% and are due February 1, 2005. The settlement also included a provision whereby the Company will issue 400 shares of Series A Convertible Preferred Stock to William Blair and Craig Wierda if the Settlement Notes are not paid in full by August 15, 2003. The Company expects to issue these shares and will recognize an expense for such shares at the time they are issued. An additional $1,000,000 Drake note matures on February 5, 2005.

As part of the settlement noted above, the Company was required to take title to equipment and assume a $700,000 liability (the Equipment Note) due on the related equipment. This Equipment Note is due February 16, 2004, but the Company has agreed to pay it in full no later than January 1, 2004. Interest on the note in the amount of $35,000 was prepaid in January 2003. The Equipment Note has been included with other current liabilities as of June 28, 2003.

The new Senior Credit Agreement requires the subordinated debt holders and preferred shareholders to forego interest and dividend payments, respectively, unless approved by the bank. The Senior Credit Agreement and Senior Subordinated Debt Agreement also prohibit the payment of dividends on common stock.

Based on the contractual terms of all amended debt agreements, principal maturities of long-term debt and capital lease obligations for the twelve-month period ended June 28 are as follows: 2004 — $9,131,000; 2005 — $5,936,000; 2006 — $729,000; 2007 — $12,849,000; 2008 — $9,148,000.

As of June 28, 2003, the Company was in compliance with the covenants under the terms of the Senior Credit Agreement and Senior Subordinated Debt Agreement, including covenants related to targets for earnings before interest, taxes, depreciation, and amortization (EBITDA), fixed charge coverage ratios, total liabilities to tangible capital fund ratios, working capital levels, and limits on capital expenditures.

7.   INCOME TAXES

The Company has completed its analysis of its equity transactions and determined the effect such transactions have had on its ability to utilize the Net Operating Loss (NOL) carryforwards for income tax purposes. At December 28, 2002, after consideration of limitations under Internal Revenue Code rules, the Company had NOL carryforwards for federal income tax reporting purposes of approximately $52,500,000. This entire amount is attributable to losses that were incurred prior to a “change in ownership” as defined by Internal Revenue Code rules and, accordingly, have been limited to this amount. The amount that can be utilized each year is fixed; however, annual limitation amounts not previously utilized carry over to subsequent years and can be utilized to the extent of the total unexpired NOL carryforward amount. The maximum amount that can be utilized in fiscal 2003 is limited to approximately $978,000. The pre-change of control NOL carryforwards will begin to expire in 2013.

8.   COMMITMENTS AND CONTINGENCIES

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following information should be read in conjunction with the accompanying Condensed Consolidated Financial Statements of the Company and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 28, 2002.

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

We have five manufacturing facilities located in the United States that are full service custom injection molding plants with post-molding secondary operations. Our current facilities collectively house 155 horizontal injection-molding machines with capacities ranging from 55 tons to 1,500 tons of clamping force. Each machine utilizes a computerized process controller that continuously monitors key process parameters on a real time basis and signals the operator if any parameter falls outside predetermined statistical limits. The injection molding process is supported by automated systems for raw material drying, conveying and regrinding. All of our plants have received TS 16949 certification.

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

RESULTS OF OPERATIONS

The table below summarizes the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of net sales:

                                                Second Quarter Ended                    Six Months Ended
                                                --------------------                    ----------------
                                          June 28, 2003     June 29, 2002       June 28, 2003      June 29, 2002
                                          -------------     -------------       -------------      -------------

        Net sales                                100.0%              100.0%             100.0%             100.0%
        Cost of sales                             86.0%               82.4%              85.8%              84.7%
                                               --------            --------           --------           --------
             Gross profit                         14.0%               17.6%              14.2%              15.3%
        Selling, general and
        administrative expenses                    7.3%                8.7%               7.6%               9.6%

        Impairment and other
        nonrecurring credits                       0.0%               (0.1%)             (0.4%)             (1.1%)
                                               --------            --------           --------           --------
             Operating income                      6.7%                9.0%               7.0%               6.8%
        Interest expense                          (3.9%)             (12.1%)             (4.2%)            (13.7%)
        Other income, net                          0.1%                0.0%               0.0%               0.0%
                                               --------            --------           --------           --------
        Income (loss) from continuing
        operations before income tax
        provision                                  2.9%               (3.1%)              2.8%              (6.9%)
        Income tax provision                      -                   -                  -                  -
                                               --------            --------           --------           --------
             Income (loss) from
             continuing operations                 2.9%               (3.1%)              2.8%              (6.9%)
             Income (loss) from
             discontinued operations               0.0%               (0.3%)              0.0%               0.4%
                                               --------            --------           --------           --------
             Net income (loss)                     2.9%               (3.4%)              2.8%              (6.5%)
                                               ========            ========           ========           ========

Net sales

Net sales of $25,483,000 in the second quarter of 2003 were $3,277,000 (14.8%) higher than net sales of $22,206,000 in the second quarter of 2002. Net sales of $47,664,000 for the first six months of 2003 were $6,801,000 (16.7%) higher than the comparable period of 2002. The increases during 2003 are primarily driven by additional business from a major consumer goods customer ($5,241,000 for the second quarter and $10,800,000 year-to-date), partially offset by the scheduled phase-out of other molding programs. We also obtained additional business in the automotive market, but these increases were offset in part by general softness in that market. We expect revenue levels to continue to increase due to a long-term supply agreement with a major customer and other opportunities for new business that we are currently pursuing.

Gross profit

Gross profit, as a percentage of 2003 net sales, was 14.0% for the second quarter and 14.2% for the first six months, compared to 17.6% and 15.3% in the corresponding periods of 2002. This percent of sales performance is meeting the objectives set out in our 2003 business plan. Price reductions in the automotive portion of our business were expected and planned and are the primary reason for the reduction in gross margin.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) for the second quarter of 2003 decreased $64,000 or 3.3% to $1,859,000 from $1,923,000 for the same period in the prior year. SG&A decreased $251,000 or 6.4% to $3,668,000 for the first six months of 2003, from $3,919,000 for the same period in 2002. This decrease is attributable to maintaining staffing and spending levels that align with our business needs. Our near-term objective is to continue to decrease SG&A as a percent of sales, even if the total dollars need to increase to accommodate additional business.

Impairment and other nonrecurring credits

In March 2003, management determined that our Cedar Street facility will not be sold and will be returned to active use to provide additional manufacturing space to accommodate increased orders from a significant customer. Accordingly, the remaining reserve of $207,000 associated with this anticipated sale was reversed in the first quarter of 2003.

Interest expense

Interest expense for the second quarter of 2003 was $982,000, a decrease of $1,718,000 (63.6%) from the second quarter of 2002. The decrease in interest expense is mainly due to the debt restructuring executed in December 2002, as well as overall lower principal balances in 2003 compared to 2002.

Discontinued operations

During the second quarter of 2002, we sold our Montpelier facility, which operated primarily in the heavy truck industry. Accordingly, there were no results of discontinued operations to report in the second quarter of 2003 or the six-month period then ended.

Net income (loss)

We recorded net income of $754,000 for the second quarter of 2003 and net income of $1,356,000 for the first six months of 2003, compared to net losses of $763,000 and $2,630,000 in the corresponding periods of 2002, respectively. This improvement is primarily a result of decreased interest expense resulting from the debt restructuring executed in December 2002.

LIQUIDITY AND CAPITAL RESOURCES

At June 28, 2003, we had negative working capital of $19,474,000 compared to negative $18,191,000 at December 28, 2002. The decrease in working capital is mainly attributable to the favorable effect of the change in the current portion of long-term debt, offset by the net change in receivables, accounts payable and dividends payable. The increase in cash provided by operations in 2003 relative to cash used in operations in 2002 was primarily due to net income in the current quarter versus a net loss in the prior period.

Our capital expenditures in the first two quarters of 2003 were made to obtain additional machinery to accommodate new business and to prepare the Cedar Street facility for its return to active use.

As discussed in Note 6 above, we refinanced our senior credit facility on April 14, 2003.

TAX CONSIDERATIONS

As discussed in Note 7, the Company’s ability to utilize NOL carryforwards has been limited due to a “change in ownership.” Due to this “change in ownership,” the Company’s ability to offset future tax liabilities with NOL carryforwards has been limited.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have entered into a swap agreement to effectively fix the interest rate on approximately 77% of our term debt under the Senior Credit Agreement. Accordingly, our primary market risk exposure is to changes in interest rates in connection with our outstanding variable rate short-term and long-term debt not affected by the swap agreement. Based on the balances and debt agreements in effect at June 28, 2003, an increase in interest rates of 1% could result us incurring an additional $99,000 in annual interest expense. Conversely, a decrease in interest rates of 1% could result in savings of $99,000 in annual interest expense. We do not expect this market risk exposure to have a material adverse effect on us. We do not enter into market risk sensitive instruments for trading purposes.

ITEM 4.   CONTROLS AND PROCEDURES

        (a)     Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act), have concluded that as of June 28, 2003, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

        (b)     Changes in Internal Controls. During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

During the second quarter ended June 28, 2003, the Company did not issue any unregistered shares of its Common Stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on June 18, 2003, the stockholders of the Company elected the following seven directors for terms of office expiring at the annual meeting of stockholders in the year 2004:

NAME	FOR	WITHHOLD
Kenneth LaGrand Steven W. Olmstead Jack D. Rutherford Frederick A. Sotok Frank T. Steck Anthony Wauterlek Craig A. Wierda	71,169,655 71,169,533 71,168,533 71,172,817 70,569,854 71,169,655 71,162,778	5,896,290 5,896,412 5,897,412 5,893,128 6,496,091 5,896,290 5,903,167

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

31.1	Certification of the Chief Executive Officer of Clarion Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of Clarion Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of the Chief Financial Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2003	CLARION TECHNOLOGIES, INC. /s/ Edmund Walsh Edmund Walsh, Chief Financial Officer

EXHIBIT LIST

31.1	Certification of the Chief Executive Officer of Clarion Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of Clarion Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of the Chief Financial Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

EXHIBIT 31.1

CERTIFICATION OF THE
CHIEF EXECUTIVE OFFICER OF
CLARION TECHNOLOGIES, INC.

I, William Beckman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Clarion Technologies, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial data; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting; and

CLARION TECHNOLOGIES, INC.
Date: August 12, 2003	By:	/s/ William Beckman William Beckman
	Its:	Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF THE
CHIEF FINANCIAL OFFICER OF
CLARION TECHNOLOGIES, INC.

I, Edmund Walsh, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Clarion Technologies, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial data; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting; and

CLARION TECHNOLOGIES, INC.
Date: August 12, 2003	By:	/s/ Edmund Walsh Edmund Walsh
	Its:	Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF THE
CHIEF EXECUTIVE OFFICER OF
CLARION TECHNOLOGIES, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, William Beckman Chief Executive Officer of Clarion Technologies, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-Q for the quarterly period ended June 28, 2003, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended June 28, 2003, fairly presents, in all material respects, the financial condition and results of operations of Clarion Technologies, Inc.

CLARION TECHNOLOGIES, INC.
Date: August 12, 2003	By:	/s/ William Beckman William Beckman
	Its:	Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Clarion Technologies, Inc. and will be retained by Clarion Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION OF THE
CHIEF FINANCIAL OFFICER OF
CLARION TECHNOLOGIES, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Edmund Walsh, Chief Financial Officer of Clarion Technologies, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-Q for the quarterly period ended June 28, 2003, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended June 28, 2003, fairly presents, in all material respects, the financial condition and results of operations of Clarion Technologies, Inc.

CLARION TECHNOLOGIES, INC.
Date: August 12, 2003	By:	/s/ Edmund Walsh Edmund Walsh
	Its:	Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Clarion Technologies, Inc. and will be retained by Clarion Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.