Form 10-Q
period 2003-09-27
CLARION TECHNOLOGIES INC/DE/
filed 2003-11-10
CIK 835409

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2003
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
[     ] Yes [ X ] No

The number of shares outstanding of registrant’s common stock was 45,034,317 as of November 8, 2003.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Third Quarter Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net sales	$ 26,136	$ 19,993	$ 73,800	$ 60,855
Cost of sales	22,867	17,768	63,754	52,381

Gross profit	3,269	2,225	10,046	8,474

Operating expenses:
Selling, general and
administrative expenses	1,756	1,821	5,424	5,739
Impairment and other
nonrecurring credits	--	(318)	(207)	(770)

	1,756	1,503	5,217	4,969

Operating income	1,513	722	4,829	3,505

Interest expense	(1,041)	(2,633)	(3,023)	(8,247)
Stock issued for services rendered	(373)	--	(373)	--
Gain on extinguishment of debt	332	--	332	--
Other income (expense), net	(7)	23	15	48

Income (loss) from
continuing operations before
income tax provision	424	(1,888)	1,780	(4,694)
Income tax provision	--	--	--	--

Income (loss) from continuing
operations	424	(1,888)	1,780	(4,694)
Discontinued operations:
Income from discontinued
operations (including loss
on disposal of $97)	--	32	--	208

Net income (loss)	$ 424	$(1,856)	$ 1,780	$(4,486)

Net loss from continuing
operations attributable to common
shareholders	$(1,659)	$(3,116)	$(4,293)	$(8,272)

Net loss attributable to common
shareholders	$(1,659)	$(3,084)	$(4,293)	$(8,064)

Average shares outstanding (basic
and diluted)	44,869	43,952	44,506	42,148

Loss per share attributable to
common shareholders (basic and
diluted):
Loss from continuing
operations	$ (.04)	$ (.07)	$ (.10)	$ (.20)
Income from discontinued
operations	--	--	--	.01

Net loss	$ (.04)	$ (.07)	$ (.10)	$ (.19)

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 27, 2003 (UNAUDITED)	December 28, 2002 (AUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$ 120	$ 41
Accounts receivable, net of allowance of $146 and $170,
respectively	11,394	7,449
Inventories	4,032	2,505
Notes receivable, net	--	738
Prepaid expenses and other current assets	56	800

Total current assets	15,602	11,533

Property, plant and equipment, net	25,746	25,682

Other assets:
Goodwill	24,521	24,521
Deferred program costs, net of accumulated amortization of
$1,837 and $1,379, respectively	965	1,768
Deferred financing costs, net of accumulated amortization of
$505 and $385, respectively	344	140
Other long-term assets	4	--

	25,834	26,429

	$ 67,182	$ 63,644

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Revolving line of credit	$ 5,460	$ 6,498
Accounts payable	11,515	7,710
Accrued liabilities	5,105	4,962
Dividends payable	11,351	5,890
Mandatorily redeemable common stock	2,550	2,550
Current portion of long-term debt	3,178	4,664

Total current liabilities	39,159	32,274

Long-term debt, net of current portion	26,346	26,528
Other liabilities	133	38

Total liabilities	65,638	58,840

Redeemable Series A preferred stock	35,359	34,453
Redeemable Series B preferred stock	19,027	18,954

Shareholders' deficit:
Common stock	45	44
Additional paid-in capital	34,298	34,688
Accumulated other comprehensive loss	(95)	--
Accumulated deficit	(87,090)	(83,335)

Total shareholders' deficit	(52,842)	(48,603)

	$ 67,182	$ 63,644

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	September 27, 2003	September 28, 2002
OPERATING ACTIVITIES:
Net income (loss)	$ 1,780	$(4,486)
Depreciation and amortization	3,356	4,909
Impairment and other nonrecurring credits	(247)	(770)
Changes in operating assets and liabilities	(255)	(106)
Loss on sale of manufacturing operations	--	97
Stock issued for services rendered	373	--
Other, net	13	1

Cash provided by (used in) operating activities
from continuing operations	5,020	(355)
Cash used in operating activities from
discontinued operations	--	(817)

Cash provided by (used in) operating activities	5,020	(1,172)

INVESTING ACTIVITIES:
Capital expenditures	(2,466)	(522)
Proceeds from note receivable	739
Other	19	77

Cash used in investing activities from
continuing operations	(1,708)	(445)
Cash provided by investing activities from
discontinued operations	--	12,780

Cash provided by (used in) investing activities	(1,708)	12,335

FINANCING ACTIVITIES:
Net change in revolving credit borrowings	(1,039)	(2,395)
Proceeds from long-term borrowings	13,314	--
Payment of deferred financing costs	(331)	(301)
Repayments of long-term debt	(15,198)	(9,419)
Proceeds from issuance of capital stock	21	21

Cash used in financing activities	(3,233)	(12,094)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
	79	(931)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR
	41	1,010

CASH AND CASH EQUIVALENTS, END OF PERIOD
	$ 120	$ 79

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 1,118	$ 1,858
Income taxes paid	--	--
Capital lease obligations incurred	9	470

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

The Company sold its Montpelier facility in April 2002. The results of operations of Montpelier have been presented as discontinued operations for all periods presented (see Note 5).

The Company has classified checks disbursed but not yet presented for payment as accounts payable. The amounts at September 27, 2003, and December 28, 2002, were $1,713,000 and $472,000, respectively.

The Company operates in a single geographic location, North America, and in a single reportable business segment, plastic injection molding. The accounting policies of this reportable business segment are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 28, 2002.

Earnings Per Share (EPS)

The following table reconciles the numerator and denominator used in the calculation of basic and diluted EPS:

	Third Quarter Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002

Numerator (in thousands):
Income (loss) from continuing operations	$ 424	$ (1,888)	$ 1,780	$ (4,694)
Preferred stock dividends declared	(1,876)	(717)	(5,462)	(2,089)
Accretion of preferred stock to mandatory
redemption value	(207)	(511)	(611)	(1,489)

Net loss from continuing operations attributable
to common shareholders	$ (1,659)	$ (3,116)	$ (4,293)	$ (8,272)

Numerator (in thousands):
Net income (loss)	$ 424	$ (1,856)	$ 1,780	$ (4,486)
Preferred stock dividends declared	(1,876)	(717)	(5,462)	(2,089)
Accretion of preferred stock to mandatory
redemption value	(207)	(511)	(611)	(1,489)

Net loss attributable to common shareholders	$ (1,659)	$ (3,084)	$ (4,293)	$ (8,064)

Denominator:
Weighted-average shares outstanding for basic and
diluted EPS	44,868,743	43,952,363	44,506,024	42,148,151

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method permitted under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and interpretations permitted under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). Accordingly, no compensation expense has been recognized as all options have been granted with an exercise price equal to the market value of the underlying stock on the date of grant.

The following table (in thousands, except per share data) illustrates the pro forma effect on net loss and net loss per share attributable to common shareholders as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.

	Third Quarter Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002

Net loss attributable to common shareholders	$(1,659)	$(3,084)	$(4,293)	$(8,064)
Deduct: Total stock-based compensation expense
determined under fair value based method for all
awards	84	130	292	398

Pro forma net loss attributable to common
shareholders	$(1,743)	$(3,214)	$(4,585)	$(8,462)

Earnings per share:
Basic and diluted, as reported	$ (0.04)	$ (0.07)	$ (0.10)	$ (0.19)

Basic and diluted, pro forma	$ (0.04)	$ (0.07)	$ (0.10)	$ (0.20)

For purposes of the SFAS 123 pro forma disclosures, the fair value of each option grant was estimated on the date of grant using the Black-Scholes model with the following assumptions:

	2003	2002
Dividend yield	0.0	0.0
Volatility, as a percent	83% to 124%	93% to 132%
Risk-free interest rate	4.5% to 4.9%	4.8% to 6.0%
Expected life in years after vest	9	4 to 9
Forfeitures are accounted for as they occur

Comprehensive Loss

The Company’s comprehensive loss is comprised of all changes in shareholders’ deficit during the period other than from transactions with shareholders. Comprehensive loss consists of the following:

	Third Quarter Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002

Net income (loss)	$424	$(1,856)	$ 1,780	$(4,486)
Other comprehensive income (loss):
Market valuation adjustment of interest rate
swap	98	--	(95)	--

Comprehensive income (loss)	$522	$(1,856)	$ 1,685	$(4,486)

Interest Rate Swap Agreements

The Company is exposed to various market risks, which include changes in interest rates. In accordance with the terms of the Senior Credit Agreement discussed in Note 6, the Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its variable rate long-term borrowings. Interest rate swap agreements are contracts to exchange floating rates for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense. The Company does not use derivative financial instruments for trading purposes.

The counterparty to the Company’s interest rate swap agreement is a commercial bank with which the Company has other financial relationships. While the Company is exposed to credit loss in the event of nonperformance by the counterparty, the Company does not anticipate nonperformance by the counterparty, and no material loss would be expected from such nonperformance. Fluctuations in interest rates are similarly not expected to have a material impact on the Company’s future operating results.

The Company has formally documented the relationship between the interest rate swap and the variable rate long-term borrowings, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process includes linking the derivative that has been designated as a cash flow hedge to the specific liability on the balance sheet. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. If the Company determines that the derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

The interest rate swap agreement essentially fixes the interest rate on an initial notional amount of principal of $10,000,000, which decreases with each monthly settlement at a rate corresponding to the Company’s actual principal payments on the Term debt (a notional amount of $9,664,000 at September 27, 2003). The interest rate swap agreement expires in 2007 and management currently has no intent to renew the agreement or enter into similar agreements in the near future. The fair value of the swap agreement at September 27, 2003 was $(95,000) and is recorded as other long-term liability on the balance sheet. Changes in the fair value of the swap agreement are reported as a component of other comprehensive income.

Reclassifications

Certain amounts in the prior financial statements have been reclassified to conform to the current year presentation.

2. NEW ACCOUNTING STANDARDS

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 requires certain financial instruments that were previously classified as equity to now be classified as liabilities. Beginning June 29, 2003, the Company has classified its mandatorily redeemable common stock in the amount of $2,550,000 as a liability in accordance with SFAS 150. (See Note 9 below.) The holders of the Company’s redeemable Series A and Series B preferred stock can convert these shares into common stock at any time. Consequently, in accordance with SFAS 150, such preferred shares are not considered mandatorily redeemable and do not need to be classified as a liability.

3. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The components of inventories are as follows (in thousands):

	September 27, 2003	December 28, 2002

Raw materials	$2,004	$1,151
Work in process	516	157
Finished goods	1,512	1,197

Total	$4,032	$2,505

4. IMPAIRMENT AND OTHER NONRECURRING CREDITS

In March 2003, management determined that the Company’s Greenville, Michigan facility will not be closed as planned due to the need for additional manufacturing space to accommodate increased orders from a significant customer.

Changes in the balances of the Company’s restructuring liabilities were as follows (in thousands):

Balance at December 28, 2002	$ 370
Reversal of exit costs	(207)
Payment of exit costs	(46)

Balance at September 27, 2003	$ 117

5. DISCONTINUED OPERATIONS

In an effort to reduce both operating losses and long-term debt, on April 29, 2002, the Company sold the assets related to its Montpelier manufacturing facility that served the heavy truck industry. The Company received $12,780,000 in cash, $800,000 in notes (bearing interest at 7.0% and due on or before April 28, 2005), plus the assumption of certain liabilities. Assets sold included approximately $3,312,000 of receivables, $593,000 of inventory, and $11,402,000 of net fixed assets. Liabilities assumed consisted primarily of approximately $2,331,000 of payables and accruals. The buyer purchased certain of these working capital items at their net carrying value as determined as of the closing date. The Company incurred a loss of $97,000 on the sale and used the proceeds from the sale to pay certain debt obligations under the Amended Senior Credit Agreement. Net sales and net income from Montpelier were $5,557 and $208, respectively, in fiscal 2002.

6. LONG-TERM DEBT

Long-term debt consists of the following obligations (in thousands):

	September 27, 2003	December 28, 2002

Senior credit facility:
Revolving credit facility	$ 5,460	$ 6,498
Term debt	12,458	13,383
Capital expenditure line of credit	507	--
Senior and other subordinated term notes, net of
unaccreted discount of $933 and $1,120	9,067	8,880
Other subordinated promissory notes	7,036	8,337
Capital lease obligations	456	592

	34,984	37,690
Less current portion	8,638	11,162

	$26,346	$26,528

The Company refinanced its senior credit facility on April 14, 2003. The revolving credit facility matures on April 14, 2004, and allows for aggregate borrowings of $9,000,000 at the prime rate plus 0.50% or, at the Company’s option, one, two, three or six-month LIBOR plus 3.25%, subject to certain borrowing base limitations related to accounts receivable and inventory. In addition, an unused facility fee of 0.375% per annum is payable on the unused portion of the credit line. The term debt matures on April 14, 2007 and bears interest at the prime rate plus 0.75% or, at the Company’s option, one, two, three or six month LIBOR plus 3.5% plus an applicable margin. $1,000,000 of this senior term debt is guaranteed by a related party. The senior credit facility also permits draws to be made on a capital expenditure line of credit in the maximum amount of $1,500,000 that will convert to a three-year term loan on April 14, 2004.

As of September 27, 2003, all tangible and intangible assets of the Company are collateralized under the senior credit facility.

The Company’s senior subordinated term notes currently bear interest at a rate of 15% per annum. Payments of interest are currently deferred and capitalized. On June 30, 2004, the interest rate is scheduled to be reduced to 12%, and the Company is required to begin remitting quarterly interest payments to the holders of the notes.

Other subordinated promissory notes are comprised primarily of a note due to Electrolux Home Products, a division of White Consolidated Industries, Inc. (Electrolux), and certain A&M notes described below. The terms of the Electrolux note were modified on April 14, 2003. As of that date, the outstanding amount of $4,300,000 ($3,150,000 as of September 27, 2003) will be paid in equal monthly installments. Certain additional principal payments will be made if the Company receives additional new business from Electrolux or if the Company meets certain performance targets. The Electrolux note will mature no later than September 30, 2005.

In conjunction with the settlement of the A&M lawsuit described in Note 8 below, in January 2003, William Blair and Craig Wierda purchased Company notes payable to Drake Products Corporation (now known as A&M Holdings, Inc.) in the principal amount of $2,067,500 along with related accrued interest of $670,000. The purchased notes and related accrued interest were replaced with two new subordinated promissory notes (Settlement Notes), each in the principal amount of $1,379,000. These Settlement Notes bear interest at 18% and are due February 1, 2005. In September 2003, Blair and Wierda transferred $136,000 in principal amount of these notes to an officer of the Company. The settlement also included a provision whereby the Company was required to issue a total of 800 shares of Series A Convertible Preferred Stock to the holders of the Settlement Notes because they were not paid in full by September 2, 2003; accordingly, the Company issued these preferred shares pro rata and recognized expense of $368,000.

As part of the settlement, the Company was required to take title to equipment and assume a $700,000 liability (the Equipment Note) due on the related equipment. This Equipment Note is due February 16, 2004, but the Company has agreed to pay it in full no later than January 1, 2004. Interest on the note in the amount of $35,000 was prepaid in January 2003. The Equipment Note has been included with other current liabilities as of September 27, 2003.

In September 2003, the Company amended and restated a $1,000,000 note bearing interest at 18% per annum payable to Drake Properties LLC. At the date of the amendment, there was $460,000 of accrued interest owed to Drake Properties. Under the terms of this amendment, $260,000 of accrued interest was forgiven in exchange for the commencement of monthly interest payments at 12%. Accordingly, only $200,000 of accrued interest will be due on the maturity date. This note, which originally was scheduled to mature on February 5, 2005, now matures on August 1, 2007. The Company has recorded a gain on the extinguishment of this debt reflecting the net fair value of the accrued interest forgiven over the extended maturity period.

The new senior credit facility requires the Company’s subordinated debt holders and preferred shareholders to forego interest and dividend payments, respectively, unless approved by the bank. The senior credit facility and senior subordinated term notes also prohibit the payment of dividends on common stock.

Based on the contractual terms of all debt agreements (as amended), principal maturities and capital lease obligations for the twelve-month period ended September 27 are as follows: 2004 — $8,638,000; 2005 — $4,082,000; 2006 — $431,000; 2007 — $22,767,000.

As of September 27, 2003, the Company was in compliance with the covenants under the terms of the Senior Credit Agreement and Senior Subordinated Debt Agreement, including covenants related to targets for earnings before interest, taxes, depreciation, and amortization (EBITDA), fixed charge coverage ratios, total liabilities to tangible capital fund ratios, working capital levels, and limits on capital expenditures.

7. INCOME TAXES

The Company has completed its analysis of its equity transactions and determined the effect such transactions have had on its ability to utilize the Net Operating Loss (NOL) carryforwards for income tax purposes. At December 28, 2002, after consideration of limitations under Internal Revenue Code rules, the Company had NOL carryforwards for federal income tax reporting purposes of approximately $52,500,000. This entire amount is attributable to losses that were incurred prior to a “change in ownership” as defined by Internal Revenue Code rules and, accordingly, have been limited to this amount. The amount that can be utilized each year is fixed; however, annual limitation amounts not previously utilized carry over to subsequent years and can be utilized to the extent of the total unexpired NOL carryforward amount. The maximum amount that can be utilized in fiscal 2003 is limited to approximately $987,000. The pre-change of control NOL carryforwards will begin to expire in 2013.

8. COMMITMENTS AND CONTINGENCIES

As described in more detail in Note 6 above, the Company and A&M Holdings, Inc. finalized the settlement of their lawsuit in January 2003. In accordance with SFAS No. 5,“Accounting for Contingencies,” this settlement was reflected in the December 28, 2002 consolidated balance sheet.

The Company is involved in certain claims and litigation arising in the normal course of business, including certain other litigation involving claims alleging damages under various contractual arrangements. After taking into consideration legal counsel’s evaluation of these claims and actions, the Company is currently of the opinion that their outcome will not have a significant effect on the Company’s consolidated financial position or future results of operations and cash flows.

9. COMMON STOCK

The Company issued 850,000 shares of Clarion common stock in connection with an acquisition in 1999. Of these shares, 425,000 shares (“Put Shares”) are subject to the terms of stock put agreements (“Put Agreements”) that require the Company to purchase some or all of the Put Shares from the holders at a price of $6.00 per share. The maximum potential repurchase obligation of the Company is $2,550,000. These Put Agreements were set to expire on November 15, 2003. As a result of an amendment to the Put Agreements signed in October 2003, the related put options expire on November 15, 2004, and are exercisable between October 1, 2004, and November 14, 2004. The Company agreed to pay the holders of the put options an aggregate $284,000 as consideration for the Put Agreement amendments.

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

During the second quarter of fiscal 2002, we sold our Montpelier facility, which operated primarily in the heavy truck industry. The results of operations for Montpelier have been presented as discontinued operations for all periods presented.

RESULTS OF OPERATIONS

The table below summarizes the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of net sales:

	Third Quarter Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	87.5%	88.9%	86.4%	86.1%

Gross profit	12.5%	11.1%	13.6%	13.9%
Selling, general and administrative
expenses	6.7%	9.1%	7.3%	9.4%
Impairment and other nonrecurring
credits	--	(1.6%)	(0.2%)	(1.3%)

Operating income	5.8%	3.6%	6.5%	5.8%
Interest expense	(5.4%)	(13.2%)	(4.6%)	(13.6%)
Gain on extinguishment of debt	1.3%	--	0.4%	--
Other income, net	--	0.1%	--	0.1%

Income (loss) from continuing
operations before income tax
provision	1.7%	(9.5%)	2.3%	(7.7%)
Income tax provision	--	--	--	--

Income (loss) from continuing
operations	1.7%	(9.5%)	2.3%	(7.7%)
Income (loss) from
discontinued operations	--	0.2%	--	0.3%

Net income (loss)	1.7%	(9.3%)	2.3%	(7.4%)

Net sales

Net sales of $26,136,000 in the third quarter of 2003 were $6,143,000 (30.7%) higher than net sales of $19,993,000 in the third quarter of 2002. Net sales of $73,800,000 for the first nine months of 2003 were $12,945,000 (21.3%) higher than the comparable period of 2002. The increases during 2003 are primarily driven by additional volumes and new business from a major consumer goods customer, partially offset by the scheduled phase-out of other molding programs. We also obtained new business in the automotive market during the third quarter, the benefits of which were partially offset by general softness in that market for the quarter. We expect revenue levels to continue to increase due to a long-term supply agreement with a major consumer goods customer and opportunities in our other core markets for new business that we are currently pursuing.

Gross profit

Gross profit, as a percentage of 2003 net sales, was 12.5% for the third quarter and 13.6% for the first nine months, compared to 11.1% and 13.9% in the corresponding periods of 2002. Sales have increased over 30% in the last year, allowing us to leverage our fixed costs and improve the utilization of our fixed assets. Our year-to-date gross profit has been negatively impacted due to start up costs associated with a new product launch in the automotive market; these launch activities added approximately $552,000 of expenses during the first nine months of the year. This product is now in full production and the incremental start up activity is complete.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) for the third quarter of 2003 decreased $65,000 or 3.6% to $1,756,000 from $1,821,000 for the same period in the prior year. SG&A decreased $315,000 or 5.5% to $5,424,000 for the first nine months of 2003, from $5,739,000 for the same period in 2002. This decrease is attributable to maintaining staffing and spending levels that align with our business needs. Our near-term objective is to continue to decrease SG&A as a percent of sales, even if the total expense increases to accommodate additional business.

Impairment and other nonrecurring credits

In March 2003, management determined that our Cedar Street facility will not be sold and will be returned to active use to provide additional manufacturing space to accommodate increased orders from a significant consumer goods customer. Accordingly, the remaining reserve of $207,000 associated with this anticipated sale was reversed in the first quarter of 2003.

Interest expense

Interest expense for the third quarter of 2003 was $1,414,000, a decrease of $1,219,000 (46.3%) from the third quarter of 2002. The decrease in interest expense is mainly due to the debt restructuring executed in December 2002, as well as overall lower principal balances in 2003 compared to 2002.

Net income (loss)

We recorded net income of $424,000 for the third quarter of 2003 and net income of $1,780,000 for the first nine months of 2003, compared to net losses of $1,856,000 and $4,486,000 in the corresponding periods of 2002, respectively. This improvement is a result of decreased interest expense resulting from the debt restructuring executed in December 2002 and converting income from the increase in net sales.

LIQUIDITY AND CAPITAL RESOURCES

At September 27, 2003, we had negative working capital of $23,557,000 compared to negative $20,741,000 at December 28, 2002. The decrease in working capital is mainly attributable to the favorable effect of the change in the current portion of long-term debt, offset by the net change in receivables, accounts payable and dividends payable. The increase in cash provided by operations in 2003 relative to cash used in operations in 2002 was primarily due to net income in the current period versus a net loss in the prior period.

Our capital expenditures in the first nine months of 2003 were made to obtain additional machinery to accommodate new business and to prepare the Cedar Street facility for its return to active use.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have entered into a swap agreement to effectively fix the interest rate on approximately 77% of our term debt under the Senior Credit Agreement. Accordingly, our primary market risk exposure is to changes in interest rates in connection with our outstanding variable rate short-term and long-term debt not affected by the swap agreement. Based on the balances and debt agreements in effect at September 27, 2003, an increase in interest rates of 1% could result us incurring an additional $184,000 in annual interest expense. Conversely, a decrease in interest rates of 1% could result in savings of $184,000 in annual interest expense. We do not expect this market risk exposure to have a material adverse effect on us. We do not enter into market risk sensitive instruments for trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

    (a)        Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act), have concluded that as of September 27, 2003, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which the Quarterly Report on Form 10-Q was being prepared.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the third quarter ended September 27, 2003, the Company did not issue any unregistered shares of its Common Stock.

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

Date: November 10, 2003	CLARION TECHNOLOGIES, INC. /s/ Edmund Walsh Edmund Walsh, Chief Financial Officer

EXHIBIT LIST

31.1	Certification of the Chief Executive Officer of Clarion Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Clarion Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of the Chief Financial Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

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

Date: November 10, 2003	CLARION TECHNOLOGIES, INC. By: /s/ William Beckman William Beckman Its: Chief Executive Officer

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

Date: November 10, 2003	CLARION TECHNOLOGIES, INC. By: /s/ Edmund Walsh Edmund Walsh Its: Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF THE
CHIEF EXECUTIVE OFFICER OF
CLARION TECHNOLOGIES, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, William Beckman Chief Executive Officer of Clarion Technologies, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-Q for the quarterly period ended September 27, 2003, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended September 27, 2003, fairly presents, in all material respects, the financial condition and results of operations of Clarion Technologies, Inc.

Date: November 10, 2003	CLARION TECHNOLOGIES, INC. By: /s/ William Beckman William Beckman Its: Chief Executive Officer

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
CHIEF FINANCIAL OFFICER OF
CLARION TECHNOLOGIES, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Edmund Walsh, Chief Financial Officer of Clarion Technologies, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-Q for the quarterly period ended September 27, 2003, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended September 27, 2003, fairly presents, in all material respects, the financial condition and results of operations of Clarion Technologies, Inc.

Date: November 10, 2003	CLARION TECHNOLOGIES, INC. By: /s/ Edmund Walsh Edmund Walsh Its: Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Clarion Technologies, Inc. and will be retained by Clarion Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.