Form 10-K
period 2003-12-31
CLARION TECHNOLOGIES INC/DE/
filed 2004-03-12
CIK 835409

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

————————

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2003

[__]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 0-24690

CLARION TECHNOLOGIES, INC.

————————

(Exact name of registrant as specified in its charter)

Delaware	91-1407411
(State of Incorporation)	(I.R.S. Employer Identification No.)

38 W. Fulton, Suite 300, Grand Rapids, Michigan	49503
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (616) 454-0055.

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class ———————————————— Common Stock, $.001 PAR VALUE	Name of Each Exchange or ———————————————— Over-the-Counter Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [__] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [__] No [X]

As of June 28, 2003, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock as reported on the OTC Bulletin Board, was $6,182,188.

As of March 5, 2004, the number of shares outstanding of registrant’s common stock was 45,167,503.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include statements about our business outlook, assessment of market and economic conditions, strategies, future plans, anticipated costs and expenses, capital spending, and any other statements that are not historical. The accuracy of these statements is subject to a number of risks, uncertainties, and assumptions that may cause our actual results to differ materially from our expectations. In addition to the specific factors that may be described in connection with any particular forward-looking statement, factors that could cause actual results to differ from our expectations, include, among other things:

•	The activity of our competitors and the impact of such activity on production capacity and customer demand across custom injection molding markets;

•	Changes in general economic conditions, including the levels of interest rates and consumer spending;

•	Market demand for our products, which may be tied to the relative strength of various business segments. For instance, the level of automotive sales may affect customer demand for injection molded parts;

•	The performance of our manufacturing operations and the amount of capital required to maintain these operations;

•	Changes in the banking markets, which can affect the cost of our financing activities;

•	The effect of changes in government regulations, tax requirements and new accounting policies;

•	Changes in the price or availability of raw materials, including energy and resin;

•	Acts of war or terrorist activities; and

•	Fires, floods, and other catastrophic events beyond our control.

We cannot determine which, if any, of these factors might affect the expectations we have made in this filing. We undertake no obligation to update any of the forward-looking statements within this filing after the date of this report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

We are a full-service custom injection molder, providing services to a diverse base of customers in the automotive and consumer goods industries.

In 1998, we developed a business strategy that focused on the highly fragmented plastic injection-molding industry with the intent of creating, primarily through acquisitions, a significant full-service custom injection molder to the automotive, heavy truck, and consumer goods industries. Between 1997 and the end of fiscal 2000, we completed six acquisitions that added injection molding plants, assets and services to our operations. During fiscal 2002, we exited the heavy truck industry with the sale of our Montpelier, Ohio facility. During fiscal 2003, we acquired machinery and equipment in Pella, Iowa and began operating two facilities in that location.

During fiscal 2003, the U.S. continued to experience slowed manufacturing activity. Despite this manufacturing climate, we were able to increase our revenue by over 21% from fiscal 2002 levels. We generated this increase by growing our relationship with our key customers. We also continued to adjust our cost structure to reduce manufacturing costs, including improving our efficiency in the use of raw materials and scrap, and reducing our overall overhead costs, including the reduction of management and administrative staff levels. We believe our current cost structure has positioned the Company to be the lowest cost manufacturer to our current customer base and will enable us to be competitive in obtaining additional business in the future.

On December 27, 2002 we completed a restructuring with our senior subordinated lenders in which principal and related accrued interest totaling $37,770,000 were converted into 37,770 shares of Series A Preferred Stock. The remaining outstanding principal and related accrued interest totaling $10,000,000 were converted into new senior subordinated notes in the aggregate principal amount of $10,000,000 due June 30, 2007. Our senior subordinated debt now bears interest at the rate of 15% per annum, rather than 12% per annum. Payment of that interest is deferred through June 30, 2004. Deferred and accrued interest is capitalized.

On April 14, 2003, we refinanced our senior debt. The $14,500,000 term loan portion of our new senior credit facility matures on April 30, 2007, and the $9,000,000 revolving line of credit matures on April 30, 2004. The revolving line of credit will be increased from $9,000,000 to $9,500,000 on March 12, 2004. At December 27, 2003, our outstanding senior debt consisted of $7,051,000 outstanding on the revolving line of credit and $13,575,000 outstanding on the term loan. We fully expect that our revolving line of credit will be renewed in the ordinary course of business.

The terms of our Electrolux note were also modified on April 14, 2003; as of that date, the outstanding amount of $4,300,000 has been paid in monthly installments. At December 27, 2003, the Electrolux note was outstanding in the amount of $2,700,000. Certain additional principal payments will be made if we receive additional new business from Electrolux or if we meet certain performance targets. The Electrolux note will mature no later than September 30, 2005.

We are experiencing increases in revenues along with improved profitability and operating results for the first quarter of fiscal 2004 as compared to the same period in fiscal 2003 and are optimistic that this trend will continue.

Our principal corporate offices are located at 38 W. Fulton, Suite 300, Grand Rapids, Michigan 49503, and our telephone number at these offices is 616-454-0055. References in this document to fiscal 2003, fiscal 2002 and fiscal 2001 refer to our fiscal years ended December 27, 2003, December 28, 2002, and December 29, 2001, respectively.

BUSINESS OF THE ISSUER

General

We are a full-service custom injection molder, providing mold design and engineering services, mold manufacturing, injection molding, and post-molding assembly to a diverse base of customers in the automotive and consumer goods industries. We produce injection molded plastic products for our customers on a contract basis and do not sell proprietary products to the general marketplace.

Business Strategy

Our strategy is to grow the business primarily through internal growth that may be complemented by strategic acquisitions. We believe that internal growth will be accomplished by expanding sales and increasing throughput in our current injection molding plants. Our goal for increasing sales is to provide injection molded products and services that meet and exceed industry standards. We are focusing on being the low cost quality producer while providing niche products and value added services, allowing our customers to concentrate on their primary product strategies. Our growth is focused on expanding our relationship with our current large customers.

Business

We manufacture complex, highly engineered thermoplastic parts and provide post-molding secondary services with respect to those parts. Thermoplastic parts are manufactured out of plastic resins that are capable of softening or fusing when heated and hardening again when cooled. We manufacture parts primarily for the following industries:

•	Automotive

•	Consumer Goods

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

% of Sales
	Fiscal 2003	Fiscal 2002	Fiscal 2001
Automotive Consumer Goods	32% 68%	48% 50%	52% 40%

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

We have seven manufacturing facilities located in the United States that are full service custom injection molding plants with post-molding secondary operations. Our current facilities collectively house 167 horizontal injection-molding machines with capacities ranging from 55 tons to 1,500 tons of clamping force. Each machine utilizes a computerized process controller that continuously monitors key process parameters on a real time basis and signals the operator if any parameter falls outside predetermined statistical limits. The injection molding process is supported by automated systems for raw material drying, conveying and regrinding. All of our plants have received TS 16949 certification with the exception of our Iowa facilities which started production in December of 2003.

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

Customers

In fiscal 2003, we had two customers, Electrolux Home Products, Inc. (Electrolux) and Plastech Extended Enterprises, Inc., which accounted in the aggregate for approximately 83% of consolidated net sales. Because of the importance of new vehicle sales by the major automotive manufacturers to our operations, our business is affected by general business conditions in this industry. Our operations are also dependent to a certain degree on the general economic climate in the appliance and other markets in which we sell product. Our customers generally place orders for goods based on their production requirements for the following three to four months, with a non-binding estimate of requirements over six to eight months. Management believes that the relatively long production cycles for our customers make these estimates reliable.

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

Backlog

We have understandings with several of our major customers whereby the customers discuss long-range quantities and sales expectations for periods up to 12 months. Quantity expectations are given to us and once a part is approved for production, we begin production and fully expect that we will continue such production for the life of the product. The customer will typically provide volume indications for the next six to eight weeks with a purchase order for quantities for the next 30 days. While we fully expect that our customers intend to have us provide production for the products for which we have production indications, the customers rarely give irrevocable commitments. Accordingly, due to the close cooperation and collaboration with the customer, we believe that there will be continuing involvement with our customers in the production of their products. We do not, however, consider our open orders at any time to be fully indicative of future business activity.

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

We routinely monitor environmental compliance at all of our manufacturing facilities. The cost of such compliance is not significant. We are not currently subject to any environmental proceedings. During fiscal 2003, we did not make any significant capital expenditures for environmental control facilities, nor do we anticipate any such expenditures in the near future. Actions by federal, state and local governmental agencies concerning environmental matters could result in laws or regulation that could increase the cost of producing the products manufactured by us or otherwise adversely affect the demand for our products.

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

Research and Development

Our research and development costs during the last three fiscal years have not been significant.

Executive Officers

The following table sets forth certain information with respect to our executive officers:

Name William Beckman John Brownlow Thomas Wallace Edmund Walsh	Age 56 40 49 34	Position President Vice President of Sales Chief Operating Officer Treasurer and Chief Financial Officer

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

Employees

As of March 5, 2004, we had approximately 700 full-time employees. None of our employees are represented by a union. We believe that our future success will depend on our ability to continue recruiting, retaining and motivating qualified personnel at all levels within the Company. We consider our relations with employees to be good.

ITEM 2. PROPERTIES.

The following table provides information regarding our principal facilities at March 5, 2004.

Location	Square Footage	Leased/Owned	Description of Use
Caledonia, Michigan Greenville, Michigan (2 facilities) Grand Rapids, Michigan South Haven, Michigan Anderson, South Carolina Pella, Iowa (2 facilities)	86,000 190,000 1,000 110,000 131,000 67,000	Leased Owned Leased Owned Owned Leased	Manufacturing Manufacturing Executive office Manufacturing Manufacturing Manufacturing

Our buildings, machinery and equipment have been well maintained, are in good operating condition, and are adequate for current production requirements. Our facilities are currently not fully utilized and, therefore, can absorb additional business.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

We consider our Common Stock to be thinly traded, therefore, any reported bid or sale price may not reflect a true market-based valuation. The following table sets forth the range of high and low bid prices for our Common Stock for the periods indicated:

Fiscal 2002	High	Low
First Quarter	$0.42	$0.08
Second Quarter	0.72	0.14
Third Quarter	0.65	0.31
Fourth Quarter	0.49	0.23
Fiscal 2003
First Quarter	$0.52	$0.29
Second Quarter	0.44	0.27
Third Quarter	0.92	0.35
Fourth Quarter	0.90	0.57

The foregoing quotations represent inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

We have never declared or paid any cash dividends on our Common Stock. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. In addition, our Senior Loan Agreement and our Senior Subordinated Loan Agreement both prohibit the payment of dividends on our Common Stock.

As of March 5, 2004, we have issued and have outstanding 1,950,250 shares of Series B Convertible Preferred Stock and 38,570 shares of Series A Convertible Preferred Stock. Dividends accrue at the rate of 10.0% and 12.0% per annum, respectively, and are cumulative. In fiscal 2002 and fiscal 2003, no dividends were paid. As of December 27, 2003, we had declared and accrued $8,497,000 and $4,800,000 of dividends on the Series B Preferred Stock and Series A Preferred Stock, respectively. The dividends on the Series B Preferred Stock are payable in either cash or Common Stock, at our option. The dividends are payable in cash only for the Series A Preferred Stock. However, our Senior Loan Agreement and Senior Subordinated Loan Agreement prohibit dividend payments of any kind. The Series B Preferred Stock has a mandatory redemption date of June 30, 2008 for 50% of the shares, and June 30, 2009 for the remaining 50% of the shares, subject to any existing contractual agreements that may prohibit such redemption. The Series A Preferred Stock has a mandatory redemption date of June 30, 2007 or earlier under certain circumstances, including defaults. Our loan agreements currently prohibit such redemption.

As of March 5, 2004, the number of stockholders of record of Common Stock was approximately 530.

During the fiscal year ended December 27, 2003, we issued unregistered shares of our Common Stock in the following transactions:

On January 6, we issued 10,000 shares of Common Stock in connection with certain public relations activities. No consideration was received for the securities, which were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

On February 4, we issued 10,000 shares of Common Stock in connection with certain public relations activities. No consideration was received for the securities, which were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

On March 4, we issued 10,000 shares of Common Stock in connection with certain public relations activities. No consideration was received for the securities, which were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

On March 31, we issued 10,000 shares of Common Stock in connection with certain public relations activities. No consideration was received for the securities, which were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

On April 29, we issued 10,000 shares of Common Stock in connection with certain public relations activities. No consideration was received for the securities, which were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

On April 29, we issued 46,512 shares of Common Stock in connection with a lease agreement for one of our manufacturing facilities. No consideration was received for the securities, which were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

On July 14, we issued 500,000 shares of Common Stock in connection with a warrant exercise. The exercise price was $0.0001 per share. The warrants were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, and there were no underwriters involved in the transaction.

On August 29, we issued 100,000 shares of Common Stock in connection with a warrant exercise. The exercise price was $0.0001 per share. The warrants were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, and there were no underwriters involved in the transaction.

During the fourth quarter of fiscal 2003, we did not repurchase any equity securities.

Information concerning our equity compensation plans is presented in the table titled “Equity Compensation Plan Information” in “Item 12. Security Ownership of Certain Beneficial Owners and Management” of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

The following table provides our selected historical consolidated financial information. The consolidated statement of operations data set forth below with respect to the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001 and the consolidated balance sheet data at December 27, 2003 and December 28, 2002 are derived from, and are qualified by reference to, the audited Consolidated Financial Statements included in Item 8 of this report and should be read in conjunction with those financial statements and notes thereto. The consolidated operating statement data set forth below with respect to fiscal years ended December 30, 2000 and December 31, 1999 and the consolidated balance sheet data at December 29, 2001, December 30, 2000 and December 31, 1999 are derived from audited consolidated financial statements of the Company not included in this report.

All results and data in this section reflect continuing operations, which excludes discontinued operations unless otherwise noted. See Note 10 to our Consolidated Financial Statements.

	2003	2002	Fiscal Year 2001	2000	1999
Operations Statement Data:
Net sales	$97,668	$80,630	$90,573	$107,189	$20,448
Gross profit	11,937	10,456	1,638	14,739	2,471
Selling, general and administrative
expenses	7,144	7,859	11,081	12,396	11,327
Restructuring and other impairment
charges (credits) (A)	(207)	(713)	7,431	2,299	-
Other expense	(4,226)	(10,764)	(11,031)	(7,894)	(1,158)
Income (loss) from continuing operations	774	(7,454)	(27,905)	(7,850)	(8,279)
Income (loss) from discontinued
operations	-	209	(7,238)	(1,686)	(6,093)
Net income (loss)	774	(7,245)	(35,143)	(9,536)	(14,372)

Net loss from continuing operations
attributable to common shareholders:
Net income (loss) from continuing
operations	774	(7,454)	(27,905)	(7,850)	(8,279)
Preferred stock dividends declared	(7,408)	(2,852)	(2,483)	(2,204)	(571)
Accretion of preferred stock to
mandatory redemption value	(832)	(2,013)	(1,343)	-	-

	$(7,466)	$(12,319)	$(31,731)	$(10,054)	$(8,850)
Weighted average shares outstanding	44,635,386	42,667,050	23,667,418	21,625,351	16,930,770
Loss per share from continuing
operations, basic and diluted	(0.17)	(0.28)	(1.34)	(0.46)	(0.52)
Balance Sheet Data:
Total assets	$67,703	$63,644	$70,443	$91,306	$38,259
Property, plant and equipment, net	26,699	25,682	26,175	33,876	33,594
Working capital deficit (B)	(28,248)	(20,741)	(84,883)	(420)	(6,013)
Long-term debt, net of current portion	25,307	26,528	226	65,924	17,629
Current portion of debt	11,343	11,162	72,618	1,580	6,038
Mandatorily redeemable common stock	2,550	2,550	2,550	2,550	2,550
Redeemable preferred stock (B)	54,608	53,407	16,941	-	-
Shareholders' equity (deficit)	(55,930)	(48,603)	(36,618)	16,671	18,993
Financial Ratios:
Income (loss) from continuing operations
as a percent of net sales	0.8%	(9.2%)	(30.8%)	(7.3%)	(40.5%)
Current ratio	0.35	0.37	.15	.98	1.45
Other Data:
Property and equipment additions	$4,308	$850	$1,934	$5,744	$2,708
Preferred stock dividends declared	7,408	2,852	2,483	2,204	571

(A)	See Note 9 to our Consolidated Financial Statements.
(B)	See Note 2 to our Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

During fiscal 2003, we were able to increase revenue over 21% in a period of slowed U.S. manufacturing activity. We believe our cost structure, manufacturing capabilities, quality and delivery have resulted in increased sales to our core customers. Due to the unstable economy, and our customer’s desire to consolidate their supply base, we were awarded several significant programs in 2003. These programs, along with our continued manufacturing improvements, resulted in a profitable fiscal year. We continue to adjust our cost structure to focus on manufacturing costs, including improving our efficiency in the use of raw materials and scrap. Our objective is to grow our business and leverage our current overhead cost structure. We believe our current cost structure has positioned the Company to be the lowest cost manufacturer in our core markets. Accordingly, we expect to maintain our current competitive advantage and to obtain additional business within our core markets.

On December 27, 2002, we completed a restructuring with our senior subordinated lenders in which principal and related accrued interest totaling $37,770,000 was converted into 37,770 shares of Series A Preferred Stock. The remaining outstanding principal and related accrued interest totaling $10,000,000 were converted into a new senior subordinated note in the principal amount of $10,000,000. On April 14, 2003, we refinanced our senior debt and modified the terms of certain of our subordinated debt. The $14,500,000 term loan portion of our new senior credit facility matures on April 30, 2007 and the $9,000,000 line of credit matures on April 30, 2004. We fully expect that our revolving line of credit will be renewed in the ordinary course of business. The terms of the senior credit facility allow us to make payments on our subordinated debt, subject to certain limitations. See Note 2 to our Consolidated Financial Statements.

We are experiencing increases in revenues along with improved profitability and operating results for the first quarter of fiscal 2004 as compared to the same period in fiscal 2003 and are optimistic that this trend will continue.

RESULTS OF OPERATIONS

The table below outlines the components of our Consolidated Statement of Operations as a percentage of net sales:

	Fiscal year ended December 27, 2003	Fiscal year ended December 28, 2002	Fiscal year ended December 29, 2001

Net sales	100.0%	100.0%	100.0%
Cost of sales	87.8%	87.0%	98.2%
Gross profit	12.2%	13.0%	1.8%
Selling, general and administrative expenses	7.3%	9.7%	12.2%
Restructuring and impairment charges (credits)
	(0.2%)	(0.9%)	8.2%

Operating income (loss)	5.1%	4.2%	(18.6%)
Other income (expense)	(4.3%)	(13.4%)	(12.2%)

Income (loss) from continuing operations
before income taxes	0.8%	(9.2%)	(30.8%)
Provision for income taxes	0.0%	0.0%	0.0%

Income (loss) from continuing operations	0.8%	(9.2%)	(30.8%)
Discontinued operations	0.0%	0.3%	(8.0%)

Net income (loss)	0.8%	(8.9%)	(38.8%)

Net Sales

Net sales for fiscal 2003 were $97,668,000, an increase of $17,038,000, or 21.1%, over net sales of $80,630,000 for fiscal 2002. The increase was due to the growth in business with customers in the consumer goods market ($27,511,000), primarily under our long-term supply agreement with a key customer ($23,147,000). Additionally, we have grown the consumer goods portion of our business with other key customers with significant future opportunities. Based on these successes, we expect continued expansion in this market. Due to softer market demand and the normal expiration of certain automotive programs, we experienced a decline in the automotive portion of our business ($9,846,000). The decline occurred with various customers and is consistent with general softness and normal program expirations. Despite this overall decline, we were able to increase our business with a key customer over 25% ($1,147,000). We expect to increase our business with this customer in the coming year and take advantage of their desire to consolidate their injection molding supply base.

Net sales for fiscal 2002 were $80,630,000, a decrease of $9,943,000, or 11.0%, over net sales of $90,573,000 for fiscal 2001. This decrease was primarily due to the loss of tooling and technical services revenue ($5,332,000) due to lower numbers of new projects, reduction of a selected portion of consumer goods sales ($1,726,000), and a reduction in sales to customers that we made strategic decisions to discontinue servicing ($7,699,000). The overall decrease was partially offset by increased sales to a key customer ($2,571,000) and increased sales to one of our automotive customers ($3,212,000) due to a full year of production on a program in fiscal 2002 compared to three months of production in fiscal 2001.

Gross Profit

Gross profit as a percentage of net sales in fiscal 2003 was 12.2% compared to 13.0% in fiscal 2002. Increases in material costs (3.7%) as a percent of sales was primarily driven by product mix changes, including increasing our production of products that have a higher material content. Labor increased slightly (1.6%) which is reflective of wage and benefit cost increases. Overhead costs decreased (9.6%) from 2002, which is attributable to leveraging fixed costs over a larger revenue stream. Additionally, our gross profit was negatively impacted due to start up costs associated with a new product launch in the automotive market; these launch activities added approximately $552,000 of expense during the first nine months of the year. This product is now in full production and the incremental start up activity is complete. Our gross margin performance for the year was negatively impacted by the extended downtime of our core customer base in the fourth quarter, specifically the holiday weeks of Thanksgiving and Christmas. The unexpected decrease in revenue during that time did not allow for the absorption of fixed costs. Also, we experienced some significant medical expenses ($212,000 during the fourth quarter and $486,000 for the year) at one of our operations. This operation has been converted to fully insured coverage (from self funded) and the risk of unexpected expenses does not exist going forward. For 2004, we expect gross margins to remain level or slightly improve as we continue to grow revenues and leverage fixed costs.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) decreased from $7,859,000 in fiscal 2002 to $7,144,000 in fiscal 2003. The $715,000 (9.1%) decrease is attributable to a reduction in professional fees ($593,000), corporate taxes ($110,000), directors’ fees ($127,000) and depreciation and amortization ($338,000). Offsetting these decreases were increases in salaries ($104,000), general liability insurance ($200,000), office rent ($83,000) and bad debt expense ($66,000). The result of increasing net sales, slightly lower gross margin, decreased SG&A and decreased restructuring and impairment credits is that our operating income increased to 5.1% as a percentage of net sales versus 4.2% in 2002. We expect SG&A to remain at the current levels in fiscal 2004.

Selling, general and administrative expenses decreased from $11,081,000 in fiscal 2001 to $7,859,000 in fiscal 2002. The $3,222,000 (29.1%) decrease is attributable to the continuation of our focused effort to control general costs, including supplies, telephone, vehicle and travel ($1,089,000), the continued elimination and consolidation of administrative positions ($1,921,000), and the elimination of goodwill amortization ($713,000). Offsetting these reductions were increases in general insurance ($42,000), professional expenses, which included a one-time charge of $196,000 incurred in the fourth quarter of fiscal 2002 for professional and consulting services related to the debt restructuring and the absence of bad debt recovery ($127,000) and single business tax refunds ($381,000).

Restructuring and Impairment Charges (Credits)

Throughout fiscal 2001 and 2002, the U.S. economy experienced a slowdown in manufacturing activity. In particular, several of the industries we served, such as the domestic automotive and heavy truck market, endured dramatic reductions in orders. In response to these conditions, management took aggressive actions to consolidate existing operations, cut overhead costs and reduce excess capacity. These actions have resulted in the write down of the carrying value of certain assets and the recognition of various costs anticipated to execute these actions.

On March 16, 2001, we announced the closing of one of our facilities in Greenville, Michigan. The plant closing resulted in the transfer of employees and related production to our other facilities located in Western Michigan. Management accrued a pre-tax charge of $2,000,000 related to the closing to cover various exit costs ($485,000) and anticipated non-cash losses on the sale of the property, plant, and certain equipment ($1,515,000) during fiscal 2001. At the end of July 2001, the closing activities were substantially completed. In June 2002, we recorded a reversal adjustment of $24,000 related to the sale of certain equipment at this facility which had been previously reserved. In September 2002 and November 2002, we recorded reversal adjustments of $318,000 and $133,000, respectively, related to equipment being transferred and used in the operations of other facilities which had been previously reserved. In December 2002, an impairment charge of $190,000 was recorded as additional equipment not previously reserved was deemed impaired. In March 2003, management determined that our Cedar Street facility will not be sold and will be returned to active use to provide additional manufacturing space to accommodate increased orders from a significant consumer goods customer. Accordingly, the remaining reserve of $207,000 associated with this anticipated sale was reversed in the first quarter of 2003.

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

We performed analyses of the expected undiscounted future cash flows related to our manufacturing facilities and determined that an asset impairment charge in the amount of $10,900,000 in fiscal 2001, $6,509,000 of which was included in discontinued operations, and $2,299,000 in fiscal 2000 was required to adjust the net carrying value of long-lived assets, including goodwill, associated with certain of its manufacturing facilities to fair value under the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

Other Income (Expense), Net

Other income (expense), net decreased $6,538,000 (60.7%) to $4,226,000 in fiscal 2003 from $10,764,000 in fiscal 2002. The decrease is primarily due to reduced interest expense as a result of the debt restructuring executed in December 2002, gain recognized on extinguishment of debt in 2003, and overall lower principal balances in 2003 compared to 2002.

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

Income from discontinued operations for fiscal 2002 was $209,000, representing the operations of our former Montpelier facility and the loss on the sale of the Montpelier facility of $97,000.

Net Income (Loss)

We recorded net income of $774,000 in fiscal 2003 compared to a net loss of $7,245,000 in fiscal 2002. Net loss attributable to common shareholders, after considering preferred stock dividend requirements and accretion of preferred stock to mandatory redemption value, was $7,466,000 ($0.17 per share) in fiscal 2003 as compared to $12,110,000 ($0.28 per share) in fiscal 2002. As discussed above, this improvement is a result of decreased interest expense resulting from the debt restructuring executed in December 2002 and the increase in net sales.

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

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity position is stable, but we have a deficit in working capital and shareholders’ equity. However, in fiscal 2003, negative working capital increased from $20,741,000 to $28,248,000 primarily due to the accrual of dividends on preferred stock.

Our sources of ongoing liquidity include cash flows from our operations, cash available from our existing credit lines, potential debt and equity investments, and sales of our non-core assets. We continually reduce our operating expenses, and are structuring our overall operations and resources around high margin products and services.

On April 14, 2003, we refinanced our senior debt and modified the terms of certain of our subordinated debt. The $14,500,000 term loan portion of our new senior credit facility matures on April 30, 2007 and the $9,000,000 line of credit matures on April 30, 2004. The revolving line of credit will be increased from $9,000,000 to $9,500,000 on March 12, 2004. We fully expect that our revolving line of credit will be renewed in the ordinary course of business. See Note 2 to our Consolidated Financial Statements. At December 27, 2003, our senior debt was outstanding in the amount of $20,626,000.

Our senior subordinated debt outstanding in the principal amount of $10,000,000 at December 27, 2003 is provided by William Blair Mezzanine Capital Fund III, LP, Craig Wierda, one of our directors, and William Beckman and Thomas Wallace, our President and Chief Operating Officer, respectively, and is due June 30, 2007. Subordinated debt in the amount of $2,700,000 at December 27, 2003 has been provided by Electrolux, which according to the terms established on April 14, 2003, will be paid in monthly installments. Certain additional principal payments will be made if we receive additional new business from Electrolux or if we meet certain performance targets. The Electrolux note will mature no later than September 30, 2005. We also have a note payable in the amount of $1,000,000 to a seller in our acquisition of Drake Products Corporation (that occurred in fiscal 2000), and notes payable to William Blair, Craig Wierda and Thomas Wallace, in the principal amounts of $1,311,000, $1,311,000 and $136,000, respectively.

Our Senior Loan Agreement and Senior Subordinated Loan Agreement contain numerous restrictive covenants, including covenants related to targets for earnings before interest, taxes, depreciation, and amortization (EBITDA), fixed charge coverage ratios, total liabilities to tangible capital fund ratios, working capital levels as well as limits on capital expenditures. At December 27, 2003, we were in technical default with respect to certain of these covenants and, therefore, we have obtained a waiver of those defaults. We expect to be in compliance going forward. The defaults under the senior Subordinated Loan Agreement also triggered technical defaults under the terms of our Series A Preferred Stock, described below. Those defaults have also been waived, and we expect to be in compliance going forward.

We have outstanding Series A Preferred Stock that has a mandatory redemption value of $38,570,000 on June 30, 2007 and outstanding Series B Preferred Stock that has a mandatory redemption value of $19,503,000, 50% due on June 30, 2008 and 50% on June 30, 2009, subject, however, to any contractual agreements that may prohibit such redemptions. Series A Preferred Stock has a cumulative dividend rate of 12.0%, and Series B Preferred Stock has a cumulative dividend rate of 10%. Based on the current terms of our Senior Loan Agreement and Senior Subordinated Loan Agreement, dividend payments of any kind on preferred stock are prohibited through June 30, 2004. Dividends on the Series A Preferred Stock and the Series B Preferred Stock are accrued on both the preferred stock and on outstanding dividends quarterly. We have accrued $13,297,000 of preferred stock dividends that remained unpaid at December 27, 2003. The Series A Preferred Stock may be converted into common stock at any time at a conversion ratio of 571 common shares for each share of preferred stock.

Our contractual obligations as of December 27, 2003 were as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt (1):
Senior Loan Agreement:
Revolving credit debt (2)	$7,051	$7,051	-	-	-
Term debt (3)	12,133	1,300	$2,600	$8,233	-
Capital expenditure line of
credit (4)	1,442	1,442	-	-	-
Senior Subordinated Loan
Agreement (5)	10,000	-	-	10,000	-
Other subordinated promissory
notes (5)	6,490	1,400	3,958	1,132	-
Other liabilities	52	-	36	16	-
Capital lease obligations	405	150	255	-	-
Operating lease obligations	5,603	1,091	1,247	895	$2,370
Purchase obligations (6)	29,773	29,773	-	-	-
Common shares subject to
redemption	2,550	2,550	-	-	-
Series A preferred shares
subject to redemption (5)	38,570	-	-	38,570	-
Series B preferred shares
subject to redemption (5)	19,503	-	-	9,751	9,752

TOTAL	$133,572	$44,757	$8,096	$68,597	$12,122

(1)	All of our tangible and intangible assets collateralize borrowings under our Senior Loan Agreement and our Senior Subordinated Loan Agreement.

(2)	As of December 27, 2003, our revolving credit facility is scheduled to mature on April 14, 2004, and allowed for aggregate borrowings of $9,000,000 at the prime rate plus 0.50% (4.0% at December 27, 2003), or at our option, 1, 2, 3, or 6-month LIBOR plus 3.25%, subject to certain borrowing base limitations related to accounts receivable and inventory. In addition, an unused facility fee of 0.375% per annum is payable on the unused portion of the credit line. At December 27, 2003, subject to borrowing base limitations, there were $593,000 of available borrowings under this facility. On March 12, 2004, we will amend our revolving credit facility to allow for aggregate borrowings of $9,500,000.

The payments are classified in accordance with the terms of the agreement. However, the balance has been treated as due currently in the consolidated financial statements as it is a working capital facility.

(3)	Our term debt matures on April 14, 2007. The term loan bears interest at the prime rate plus 0.75% or, at our option, 1, 2, 3 or 6-month LIBOR plus 3.5%, plus an applicable margin, at our option. The interest rate at December 27, 2003 was 4.66%.

(4)	Our capital expenditure line of credit allows draws up to a maximum amount of $1,500,000 and converts to a three-year term loan on April 14, 2004. At December 27, 2003, the interest rate was 4.75%. The balance has been treated as due currently in the consolidated financial statements as it is a working capital facility.

(5)	Certain of these agreements were restructured during fiscal 2002. See Note 2 to our Consolidated Financial Statements. Under the terms of our Senior Loan Agreement, the senior lender requires the subordinated debt holders, other than Electrolux and Drake, and preferred shareholders to forego interest and dividend payments, respectively, through at least June 30, 2004. The interest and dividends were accrued through December 27, 2003 and continue to accrue. The Senior Loan Agreement and Senior Subordinated Loan Agreement prohibit the payment of dividends on common stock as well. Beginning in fiscal 2001, subordinated debt holders and preferred shareholders agreed to defer interest and any dividend payments through the maturity date of the senior debt, unless approved by the senior lenders. The Electrolux note was modified in April 2003. This note will be paid in monthly installments and will mature no later than September 30, 2005. The Drake note was modified in September 2003. This note currently bears interest only and matures August 1, 2007.

(6)	Purchase obligations represent recorded accounts payable and other recorded liabilities; the Company had no contractual commitments to purchase goods and services as of December 27, 2003.

We are experiencing increases in revenues along with improved profitability and operating results for the first quarter of fiscal 2004 as compared to the same period in fiscal 2003 and are optimistic that this trend will continue. We expect that our efforts to lower our cost structure and improve profitability between late 2001 and the present, together with our future efforts, will continue to generate cash for working capital needs and debt service in the future.

At December 27, 2003, we had negative working capital of $28,248,000 as compared to negative $20,741,000 at December 28, 2002. The increase is mainly attributable to dividends declared on the Preferred Stock. Net cash provided by continuing operations, however, was $5,361,000 in fiscal 2003 versus $2,063,000 in fiscal 2002. The improvement resulted primarily from a reduction in the net loss incurred by the Company in fiscal 2002.

Investing activities in fiscal 2003 included capital expenditures of $4,308,000 and cash receipts of $738,000 from a note receivable. During fiscal 2002, investing activities consisted mainly of cash provided from the sale of the Montpelier facility of $12,780,000 and capital expenditures totaling $850,000, which were primarily purchases of molding equipment and investments in plant automation.

Financing activities used $1,755,000 of net cash in fiscal 2003 as compared to $14,233,000 in fiscal 2002. In fiscal 2003, financing activities primarily included repayment of subordinated debt and payment of deferred financing costs. During fiscal 2002, proceeds from the sale of the Montpelier facility were used to repay senior debt.

Our primary cash requirements are for operating costs, working capital needs, capital expenditures and debt service obligations. Capital expenditures are expected to be approximately $3,250,000 in fiscal 2004. The refinancing that we closed on April 11, 2003, improved our liquidity position; however, operating cash flows must continue to improve to enhance our cash position.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, as amended. Accordingly, revenue is recognized based on the terms of the customer purchase order that indicates when title to the product and risk of ownership passes to the customer. Tooling revenue is recognized when the tool has been completed or certified in accordance with purchase order specifications and has been tendered for delivery to the customer. Sales are shown net of returns, which have not historically been significant.

Inventories

Estimated inventory allowances for slow-moving and obsolete inventories are based on current assessments of future demands, market conditions and related management initiatives. If market conditions or customer requirements change and are less favorable than those projected by management, additional inventory allowances may be required.

Impairment of Goodwill

Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The annual testing of goodwill was performed during the fourth quarter of the current fiscal year by an independent valuation company and resulted in no impairment charge for fiscal 2003. The estimate of future undiscounted cash flows is subjective and requires certain assumptions related to future events that are not assured. If actual future events unfavorably deviate from these assumptions, additional impairment losses may be apparent.

Impairment of Long-Lived Assets

To evaluate the recoverability of long-lived assets, we estimate the undiscounted cash flows associated with these assets over their remaining lives and compare it to their net carrying value of the assets. If the sum of expected future cash flows is less than the net carrying value of the assets, an impairment loss is recognized for the excess of the net carrying value over estimated fair value. The estimate of future undiscounted cash flows is subjective and requires certain assumptions related to future events that are not assured. If actual future events unfavorably deviate from these assumptions, additional impairment losses may be apparent. In addition, the fair values of the related assets can change over time and affect the impairment analysis.

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

Deferred Income Tax Assets

We provide deferred income taxes based on enacted income tax rates in effect on the dates temporary differences between the financial reporting and tax basis of assets and liabilities reverse. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date. To the extent that available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance is established. We currently have significant deferred income tax assets that have been fully reserved because of the uncertainty that such tax benefits will not occur until such time as we sustain profitable operations and other tax strategies can be implemented.

New Accounting Standards

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 requires certain financial instruments that were previously classified as equity to now be classified as liabilities. Beginning June 29, 2003, we classified our mandatorily redeemable common stock in the amount of $2,550,000 as a liability in accordance with SFAS 150. The holders of our redeemable Series A and Series B Preferred Stock can convert these shares into common stock at any time. Consequently, in accordance with SFAS 150, such preferred shares are not considered mandatorily redeemable and do not need to be classified as a liability.

TAX CONSIDERATIONS

We have completed our analysis of our equity transactions and determined the effect such transactions have had on our ability to utilize the Net Operating Loss (“NOL”) carryforwards for income tax purposes. At December 27, 2003, after consideration of limitations under Internal Revenue Code rules, we had NOL carryforwards for federal income tax reporting purposes of approximately $53,000,000. This entire amount is attributable to losses that were incurred prior to a “change in ownership” as defined by Internal Revenue Code rules and, accordingly, the NOL carryforward is limited to this amount. The amount that can be utilized each year is fixed; however, annual limitation amounts not previously utilized carry over to subsequent years and can be utilized to the extent of the total unexpired NOL carryforward amount. The maximum amount that can be utilized in fiscal 2003 is limited to approximately $987,000. The $53,000,000 of pre-change of control net operating loss carryforwards expire as follows, if not previously utilized: $100,000 in 2019, $12,700,000 in 2020, $28,000,000 in 2021 and $12,200,000 in 2022. The remaining net operating loss carryforwards of $2,800,000 expire in 2023, if not previously utilized.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The interest rates under our Senior Loan Agreement can fluctuate based on the prime lending rate or LIBOR. Accordingly, increases in interest rates would result in higher debt service requirements and adversely affect earnings. A 1% increase in interest rates could result in our incurring an additional $206,000 in annual interest expense under our Amended Senior Credit Agreement.

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

Our revenues are dependent upon a small number of key customers. Our two largest customers accounted for approximately 83% of our consolidated net sales in fiscal 2003. We expect that this customer concentration will continue for the foreseeable future. Our customer relationships are not based upon long term contracts, and our customers may discontinue purchases of our products upon short notice.

Our success is dependent on continued growth in the automotive and consumer goods industries, and our revenues will be reduced if there are reductions in such growth.

Our revenues are heavily dependent on customers in the automotive and consumer goods industries. We expect that this will be true for the foreseeable future. During calendar year 2003, the U.S. economy continued to experience a slowdown in manufacturing activity during the first three quarters of the year with only slight increases during the fourth quarter. In particular, the automotive industry continues to experience reductions in orders. If the rate of growth continues to slow or if we experience contraction, our business and results of operations could be adversely affected. Even if sales by our major customers become strong, our results of operations may be less than we anticipate if sales to other customers do not grow or grow slower than anticipated. Similarly, unfavorable market reaction to the industry in general or the results of operations reported by our customers may cause a corresponding decline in the results of our operations.

We have incurred significant net losses in two of the prior three years and are highly leveraged. We must be successful in achieving our operating initiatives to reduce costs and improve future profitability.

We have incurred significant net losses in two of the prior three years and are highly leveraged. Current market conditions in the automotive market indicate that minimal growth in overall unit sales for original equipment manufacturers can be expected in fiscal 2004. This anticipated stagnation in original equipment manufacturer sales could result in adverse financial conditions that may be experienced throughout the supply chain within these industries, and therefore, could negatively affect our operations in fiscal 2004. We are aggressively pursuing several operating initiatives to reduce costs and profitability, which if not successful, could have a negative impact on our current liquidity position.

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

This document contains forward-looking statements about our company that are not historical facts but, rather, are statements about future expectations. When used in this document, the words “anticipates,” “believes,” “expects,” “intends,” “should” and similar expressions as they relate to us, or to our management, are intended to identify forward-looking statements. However, forward-looking statements in this document are based on management’s current views and assumptions and may be influenced by factors that could cause actual results, performance or events to be materially different from those projected. These forward-looking statements are subject to numerous risks and uncertainties. Important factors, some of which are beyond our control, could cause actual results, performance or events to differ materially from those in the forward-looking statements. These factors include those described above under “Certain Factors” and:

•	Impact of general economic conditions in North America;

•	Industry conditions, including competition and fluctuation in prices for our products and the raw materials used to make them;

•	Changes in laws and regulations;

•	Fluctuation in interest rates;

•	Access to capital markets; and

•	Acts of war or terrorist activities.

Our actual results or performance could differ materially from those expressed in, or implied by, these forward-looking statements and, accordingly, we cannot predict whether any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do, what impact they will have on our results of operations and financial condition.

ITEM 8. FINANCIAL STATEMENTS.

Report of Independent Certified Public Accountants

Shareholders and Board of Directors
Clarion Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Clarion Technologies, Inc. and subsidiaries as of December 27, 2003 and December 28, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule as of and for the years ended December 27, 2003 and December 28, 2002, as listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clarion Technologies, Inc. and subsidiaries as of December 27, 2003 and December 28, 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein as of and for the years ended December 27, 2003 and December 28, 2002.

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Accordingly, the Company ceased amortizing goodwill as of December 30, 2001.

/s/ BDO Seidman, LLP

Grand Rapids, Michigan
February 13, 2004

Report of Independent Auditors

Shareholders and Board of Directors
Clarion Technologies, Inc.

We have audited the consolidated statements of operations, shareholders’ equity, and cash flows of Clarion Technologies, Inc. for the fiscal year ended December 29, 2001. Our audit also included the financial statement schedule for fiscal 2001 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the operations and cash flows of Clarion Technologies for the fiscal year ended December 29, 2001, in conformity with accounting principles generally accepted in the Untied States. Also in our opinion, the related financial statement schedule for fiscal 2001, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The fiscal 2001 financial statements have been prepared assuming that the Company will continue as a going concern. As of December 29, 2001, the Company had incurred significant operating losses, was highly leveraged, and had a deficiency in working capital and shareholders’ equity. In addition, the Company was experiencing significant liquidity constraints, was in technical default under all of its debt agreements and certain senior and subordinated debt totaling $38.1 million was scheduled to become due on or about April 30, 2002. These conditions raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
April 10, 2002

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 27, 2003	December 28, 2002

ASSETS
Current assets:
Cash and cash equivalents	$107	$41
Accounts receivable, net of allowances of $160 and $170	10,090	7,449
Inventories	4,553	2,505
Note receivable, net
	-	738
Prepaid expenses and other current assets	668	800

Total current assets	15,418	11,533

Property, plant and equipment:
Land	778	778
Buildings and improvements	13,148	12,886
Machinery and equipment	33,672	30,612
Furniture and office equipment	3,253	3,635
Construction in progress	249	3

	51,100	47,914
Less accumulated depreciation	(24,401)	(22,232)

Net property, plant and equipment	26,699	25,682

Other assets:
Goodwill	24,521	24,521
Deferred program costs, net of accumulated amortization of $2,065 and $1,379	736	1,768
Deferred financing costs, net of accumulated amortization of $535 and $385	315	140
Other long-term assets	14	-

Total other assets	25,586	26,429

	$67,703	$63,644

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 27, 2003	December 28, 2002

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Revolving line of credit	$7,051	$6,498
Accounts payable	10,876	7,710
Accrued payroll and benefits	517	390
Accrued dividends	13,297	5,890
Accrued interest	1,996	427
Other current liabilities	3,087	4,145
Mandatorily redeemable common stock	2,550	2,550
Current portion of long-term debt	4,292	4,664

Total current liabilities	43,666	32,274

Long-term debt, net of current portion	25,307	26,528
Other liabilities	52	38

Total liabilities	69,025	58,840

Redeemable Series A preferred stock, $1,000 par value: 3,000,000 shares authorized; 38,570 and 37,770 shares issued and outstanding; being
accreted to mandatory redemption value of $1,000 per share	35,556	34,453
Redeemable Series B preferred stock, $0.001 par value: 3,000,000 shares authorized; 1,950,250 shares issued and outstanding; being accreted
to mandatory redemption value of $10 per share	19,052	18,954

Shareholders' deficit:
Common stock, $0.001 par value: 100,000,000 shares authorized;
45,034,317 and 44,237,984 shares issued and outstanding	45	44
Additional paid-in capital	34,107	34,688
Accumulated other comprehensive loss	(16)	-
Accumulated deficit	(90,066)	(83,335)

Total shareholders' deficit	(55,930)	(48,603)

	$67,703	$63,644

See notes to consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal year ended
	December 27, 2003	December 28, 2002	December 29, 2001
Net sales	$97,668	$80,630	$90,573
Cost of sales	85,731	70,174	88,935

Gross profit	11,937	10,456	1,638

Selling, general and administrative expenses	7,144	7,859	11,081
Restructuring and impairment charges (credits)	(207)	(713)	7,431

Operating income (loss)	5,000	3,310	(16,874)

Other income (expenses):
Interest expense	(4,463)	(10,838)	(10,947)
Gain on extinguishment of debt	332	-	-
Other, net	(95)	74	(84)

	(4,226)	(10,764)	(11,031)

Income (loss) from continuing operations
before income taxes	774	(7,454)	(27,905)

Provision for income taxes	-	-	-

Income (loss) from continuing operations	774	(7,454)	(27,905)

Income (loss) from discontinued operations
(including loss on disposal of $97 in 2002)	-	209	(7,238)

Net income (loss)	$774	$(7,245)	$(35,143)

Net loss from continuing operations attributable to
common shareholders	$(7,466)	$(12,319)	$(31,731)

Net loss attributable to common shareholders	$(7,466)	$(12,110)	$(38,969)

Average common shares outstanding (basic and diluted)
	44,635	42,667	23,667
Loss per common share (basic and diluted):
Loss from continuing operations	$(0.17)	$(0.28)	$(1.34)
Loss from discontinued operations	-	-	(0.31)

Net loss per share of common stock	$(0.17)	$(0.28)	$(1.65)

See notes to consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE FISCAL YEARS IN THE PERIOD ENDED DECEMBER 27, 2003
(In thousands)

	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL

Balances at
December 31, 2000	$15,702	$24	$33,201	$(32,256)	$-	$16,671
Net loss		-	-	(35,143)	-	(35,143)
Reclassification of
preferred shares
subject to redemption	(15,702)	-	-	-	-	(15,702)
Issuance of capital
stock, stock
options, and
warrants:
With debt	-	-	1,043	-	-	1,043
For services rendered	-	-	127	-	-	127
Under severance
agreement			11	-	-	11
With preferred stock
conversion	-	-	104	-	-	104
For cash	-	-	97	-	-	97
Accretion of
redeemable
preferred stock to
mandatory
redemption value	-	-	-	(1,343)	-	(1,343)
Preferred stock
dividends declared	-	-	-	(2,483)	-	(2,483)

Balances at
December 29, 2001	-	24	34,583	(71,225)	-	(36,618)

Net loss	-	-	-	(7,245)	-	(7,245)
Issuance of capital
stock and stock
options:
For services rendered	-	-	96	-	-	96
For cash	-	20	9	-	-	29
Accretion of redeemable
preferred stock to
mandatory
redemption value	-	-	-	(2,013)	-	(2,013)
Preferred stock
dividends declared	-	-	-	(2,852)	-	(2,852)

Balances at
December 28, 2002	-	44	34,688	(83,335)	-	(48,603)
Comprehensive income:
Net income	-	-	-	774	-	774
Other comprehensive
loss	-	-	-	-	(16)	(16)

Total comprehensive
income	-	-	-	-	-	758
Issuance of capital
stock and stock
options:
For services rendered	-	-	126	-	-	126
For cash	-	1	29	-	-	30
Accretion of
redeemable
preferred stock to
mandatory
redemption value	-	-	(736)	(97)	-	(833)
Preferred stock
dividends declared	-	-	-	(7,408)	-	(7,408)

Balances at
December 27, 2003	-	$45	$34,107	$(90,066)	$(16)	$(55,930)

See notes to consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal year ended
	December 27, 2003	December 28, 2002	December 29, 2001
OPERATING ACTIVITIES:
Income (loss) from continuing operations	$774	$(7,454)	$(27,905)
Adjustments to reconcile income (loss) from continuing
operations to net cash provided by (used in) operating
activities:
Depreciation and amortization	4,612	6,459	6,818
Restructuring and impairment charges (credits)	(207)	(713)	7,431
Stock-based compensation expense	-	-	11
Stock and stock options issued for services rendered	430	96	127
Other, net	126	1	111
Changes in operating assets and liabilities:
Accounts receivable	(2,641)	3,430	5,743
Inventories	(2,064)	76	1,828
Other operating assets	113	(377)	(1,830)
Accounts payable	3,254	(6,651)	(6,076)
Other operating liabilities	964	7,196	4,873

Net cash provided by (used in) operating activities from
continuing operations	5,361	2,063	(8,869)
Net cash provided by (used in) operating activities from
discontinued operations	-	(817)	1,465

Net cash provided by (used in) operating activities	5,361	1,246	(7,404)

INVESTING ACTIVITIES:
Capital expenditures	(4,308)	(850)	(1,934)
Proceeds from note receivable	738	61	-
Other	30	39	541

Net cash used in investing activities from continuing
operations	(3,540)	(750)	(1,393)
Net cash provided by (used in) investing activities from
discontinued operations	-	12,768	(103)

Net cash (used in) provided by investing activities	(3,540)	12,018	(1,496)

FINANCING ACTIVITIES:
Net change in revolving credit borrowings	552	(3,439)	(5,063)
Proceeds from long-term debt	14,440	-	12,400
Repayments of long-term debt	(16,446)	(10,518)	(1,835)
Proceeds from issuance of capital stock	30	29	97
Payment of debt financing costs	(331)	(305)	(941)

Net cash (used in) provided by financing activities	(1,755)	(14,233)	4,658
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	66	(969)	(4,242)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	41	1,010	5,252

CASH AND CASH EQUIVALENTS, END OF YEAR	$107	$41	$1,010

See notes to consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Clarion Technologies, Inc. and subsidiaries (collectively, the “Company” or “Clarion”) produce plastic injection molded parts for customers in the automotive and consumer goods industries throughout North America.

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

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest the end of December. All years presented herein are 52-week periods.

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

The Company has classified checks disbursed but not yet presented for payment as accounts payable. The amounts at December 27, 2003 and December 28, 2002, were $1,032,000 and $472,000, respectively.

Accounts Receivable

Accounts receivable are customer obligations generally due under normal trade terms. The allowance for credit losses is determined by reviewing known customer exposures and applying historical credit loss experience to the current receivable accounts with consideration given to the current condition of the economy, assessment of the financial position of the customer, and overall trends in receivables aged beyond their contractual terms. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Management monitors credit exposure regularly and assesses the adequacy of the allowance for credit losses quarterly.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The Company estimates inventory allowances for slow-moving and obsolete inventories based on current assessments of future demands, market conditions and related management initiatives. The components of inventories are as follows (in thousands):

	December 27, 2003	December 28, 2002

Raw materials	$2,098	$1,151
Work in process	708	157
Finished goods	1,747	1,197

Total	$4,553	$2,505

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for significant renewals and improvements are capitalized. Repairs and maintenance costs are charged to expense as incurred. Depreciation expense, including amounts attributable to assets under capital leases, is recognized over the estimated useful lives of the related assets using the straight-line method. Estimated useful lives range from five to 40 years for buildings and improvements, three to ten years for machinery and equipment, and three to ten years for furniture, office equipment and software. Depreciation expense was $3,146,000, $3,451,000, and $3,934,000 in fiscal 2003, 2002 and 2001, respectively. The estimated cost to complete construction in process at December 27, 2003 is $338,000.

Goodwill

Goodwill represents the excess of cost over the estimated fair value of assets acquired. In fiscal 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142), which requires that companies no longer amortize goodwill, but instead annually test goodwill for impairment. There were no goodwill impairment charges in fiscal 2003 and 2002 resulting from these annual impairment tests, which were performed with the assistance of an independent valuations firm during the fourth quarter of each fiscal year. The following illustrates the impact the adoption of SFAS 142 had on operations:

	Fiscal year ended
	2003	2002	2001
Net loss from continuing operations
attributable to common shareholders:
As reported	$(7,466)	$(12,319)	$(31,731)
Goodwill amortization	-	-	645

Adjusted net loss from continuing
operations attributable to common
shareholders	$(7,466)	$(12,319)	$(31,086)

Net loss per share (basic and diluted)
from continuing operations
attributable to common shareholders:
As reported	$(0.17)	$(0.28)	$(1.34)
Goodwill amortization	-	-	0.03

Adjusted net loss per share from
continuing operations attributable
to common shareholders	$(0.17)	$(0.28)	$(1.31)

Net loss attributable to common
shareholders:
As reported	$(7,466)	$(12,110)	$(38,969)
Goodwill amortization	-	-	713

Adjusted net loss	$(7,466)	$(12,110)	$(38,256)

Net loss per share (basic and diluted)
attributable to common shareholders:
As reported	$(0.17)	$(0.28)	$(1.65)
Goodwill amortization	-	-	0.03

Adjusted net loss per share	$(0.17)	$(0.28)	$(1.62)

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

The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144) effective December 30, 2001. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The adoption of SFAS 144 had no significant impact on the Company’s financial results, except that it permitted the Company to report the sale of its former Montpelier facility as discontinued operations (see Note 10). In September 2002, management determined that certain assets at the closed Greenville facility (see Note 9) that had been classified as held for sale no longer met the criteria outlined in SFAS 144. As a result, property, plant, and equipment balances have been adjusted to reflect this assessment and are being depreciated accordingly.

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

Self-Insurance

The Company is self-insured for losses relating to certain employee medical benefits and short-term disability claims. The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims. Self-insured losses are accrued based upon the Company’s estimate of the aggregate liability for uninsured claims incurred using its historical experience.

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

Income Taxes

For financial statement and income tax purposes, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. Deferred income tax expense is measured by the net change in deferred income tax assets and liabilities during the year. To the extent that available evidence about the future raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income or loss attributable to common shareholders by the weighted-average number of common shares outstanding in each year. Diluted EPS assumes the exercise of all potentially dilutive stock options and warrants.

The following table reconciles the numerator and denominator used in the calculation of basic and diluted EPS:

	Fiscal year ended
	2003	2002	2001
Numerator (in thousands):
Income (loss) from continuing operations	$774	$(7,454)	$(27,905)
Preferred stock dividends declared	(7,408)	(2,852)	(2,483)
Accretion of preferred stock to mandatory redemption value	(832)	(2,013)	(1,343)

Net loss from continuing operations attributable to
common shareholders	$(7,466)	$(12,319)	$(31,731)

Numerator (in thousands):
Net income (loss)	$774	$(7,245)	$(35,143)
Preferred stock dividends declared	(7,408)	(2,852)	(2,483)
Accretion of preferred stock to mandatory redemption value	(832)	(2,013)	(1,343)

Net loss attributable to common shareholders	$(7,466)	$(12,110)	$(38,969)

Denominator:
Weighted-average shares outstanding for basic and diluted EPS	44,635,386	42,667,050	23,667,418

The denominator for computation of diluted EPS is the same as basic EPS for all years presented because the assumed exercise of all common stock equivalents is antidilutive as a result of the net loss attributable to common shareholders incurred during each year. Potentially dilutive securities outstanding during each period were as follows:

	Fiscal year ended
	2003	2002	2001
Potentially dilutive shares:
Stock options	1,604,875	2,532,525	3,562,150
Warrants	100,000	975,000	21,275,000
Convertible preferred shares:
Series A	22,040,000	21,582,758	-
Series B	11,135,928	11,135,928	9,751,250

Total potentially dilutive shares	34,880,803	36,226,211	34,588,400

Financial Instruments and Concentration of Credit Risk

The Company’s estimate of the fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying amounts at December 27, 2003 and December 28, 2002. It is not practical to estimate the fair value of debt because a quoted market price does not exist and it would be difficult to estimate fair value without incurring excessive costs.

The Company sells its products through production programs with various significant customers. Sales to Electrolux in fiscal 2003, 2002, and 2001 amounted to 67.2%, 49.2%, and 40.3% of net sales, respectively. Sales to Plastech were 15.8% and 21.7% of net sales in fiscal 2003 and 2002, respectively, and sales to Johnson Controls, Inc. were 17.6% of net sales in fiscal 2001. The Company’s four largest customers, including Electrolux Home Products, Inc., Plastech Extended Enterprises, Inc. (the exclusive supplier to Johnson Controls, Inc.), Intier Automotive Interiors/Dakkota Integrated Systems, LLC, and Lear Corporation, represented 84.2% and 84.0% at December 27, 2003 and December 28, 2002, respectively, of total accounts receivable. The Company routinely assesses the financial strength of its customers in order to manage its concentration of credit risk and generally does not require collateral or other security on accounts receivable.

Interest Rate Swap Agreement

The Company is exposed to various market risks, which include changes in interest rates. In accordance with the terms of the Senior Loan Agreement discussed in Note 2, the Company entered into an interest rate swap agreement in 2003 to reduce the impact of changes in interest rates on its variable rate long-term borrowings. Interest rate swap agreements are contracts to exchange floating rates for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense. The Company does not use derivative financial instruments for trading purposes.

The interest rate swap agreement essentially fixes the interest rate on an initial notional amount of principal of $10,000,000, which decreases with each monthly settlement at a rate corresponding to the Company’s actual principal payments on the term debt (a notional amount of $9,412,000 at December 27, 2003). The interest rate swap agreement expires in 2007 and management currently has no intent to renew the agreement or enter into similar agreements in the near future. The fair value of the swap agreement at December 27, 2003 was $(16,000) and is recorded as other long-term liability on the balance sheet. Changes in the fair value of the swap agreement are reported as a component of other comprehensive income.

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

The Company has formally documented the relationship between the interest rate swap and the variable rate long-term borrowings, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process includes linking the derivative that has been designated as a cash flow hedge to the specific liability on the balance sheet. The Company also assesses, on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. If the Company determines that the derivative has ceased to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

Stock-Based Compensation

The Company accounts for stock-based employee and non-employee Director compensation using the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees, and interpretations. Accordingly, no compensation expense is recorded if the current market price of the underlying stock does not exceed the exercise price at the date of grant.

The following table illustrates the effect on net loss and net loss per share attributable to common shareholders as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), to stock-based employee compensation and non-employee Director compensation.

	Fiscal year ended
	2003	2002	2001
Net loss attributable to common shareholders	$(7,466)	$(12,110)	$(38,969)
Deduct: Total stock-based employee compensation
expense determined under the fair value based
method for all awards	(399)	(526)	(782)

Pro forma net loss attributable to common
shareholders	$(7,865)	$(12,637)	$(39,751)

Earnings per share:
Basic and diluted, as reported	$(0.17)	$(0.28)	$(1.65)

Basic and diluted, pro forma	$(0.18)	$(0.29)	$(1.68)

For purposes of the SFAS 123 pro forma disclosures, the fair value of each option grant was estimated on the date of grant using the Black-Scholes model with the following assumptions:

Fiscal year ended
2003	2002	2001

Dividend yield Volatility, as a percent Risk-free interest rate Expected life in years after vest Forfeitures are accounted for as they occur.	0.0% 69% to 124% 4.5% to 5.3% 4 to 9	0.0% 93% to 132% 4.8% to 6.0% 4 to 9	0.0% 60% to 82% 4.8% to 4.9% 4

Comprehensive Income

The Company’s total comprehensive income is comprised of all changes in shareholders’ deficit during the period other than from transactions with shareholders. Other comprehensive losses in Fiscal 2003 relate solely to changes in the fair value of the Company’s interest rate swap agreement.

New Accounting Standards

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), requires certain financial instruments that were previously classified as equity to now be classified as liabilities. Beginning June 29, 2003, the Company has classified its mandatorily redeemable common stock in the amount of $2,550,000 as a liability in accordance with SFAS 150. The holders of the Company’s redeemable Series A and Series B preferred stock can convert these shares into common stock at any time. Consequently, in accordance with SFAS 150, such preferred shares are not considered mandatorily redeemable and do not need to be classified as a liability.

Reclassifications

Certain amounts previously reported in prior fiscal years have been reclassified to conform with the current year’s presentation.

2. LONG-TERM DEBT

Long-term debt consists of the following obligations (in thousands):

	December 27, 2003	December 28, 2002
Senior credit facility:
Revolving credit facility	$7,051	$6,498
Term debt	12,133	13,383
Capital expenditure line of credit	1,442
Senior and other subordinated term notes, net of
unaccreted discount of $871 and $1,120 in 2003
and 2002, respectively	9,129	8,880
Other subordinated promissory notes	6,490	8,337
Capital lease obligations	405	592

	36,650	37,690
Less current portion	11,343	11,162

	$25,307	$26,528

The Company refinanced its senior debt on April 14, 2003 and will increase the limits on its revolving credit facility on March 12, 2004. The revolving credit facility matures on April 14, 2004, and allows for aggregate borrowings of $9,000,000 at the prime rate plus 0.50% (4.0% at December 27, 2003) or, at the Company’s option, 1, 2, 3 or 6-month LIBOR plus 3.25%, subject to certain borrowing base limitations related to accounts receivable and inventory. At December 27, 2003, there were $500,093 of available borrowings under this revolving credit facility. In addition, an unused facility fee of 0.375% per annum is payable on the unused portion of the credit line. The term debt matures on April 14, 2007 and bears interest at the prime rate plus 0.75% or, at the Company’s option, 1, 2, 3 or 6-month LIBOR plus 3.5% plus an applicable margin. The interest rate on the term date at December 27, 2003 was 4.66%. The term facility permits draws to be made on a capital expenditure line of credit in the maximum amount of $1,500,000 that converts to a three year term loan on April 14, 2004. The interest rate on the capital expenditure line of credit at December 27, 2003 was 4.75%.

Prior to a restructuring that occurred on December 27, 2002, the Company had senior and other subordinated term notes (senior subordinated debt) outstanding of $36,400,000, with accrued interest of $11,369,824. The principal and accrued interest were bearing interest of 12% and 15%. The senior subordinated debt was owed to William Blair Mezzanine Capital Fund III, Craig Wierda, a Company director, William Beckman, the Company’s President and Tom Wallace, the Company’s Chief Operating Officer.

On December 27, 2002, the senior subordinated debt and related accrued interest were restructured and replaced with 37,770 shares of Series A Preferred Stock of the Company and new senior subordinated debt of $10,000,000. See Note 6 for a description of the Series A Preferred Stock. The restructured senior subordinated debt is due June 30, 2007, and is currently accruing interest at 15% because the interest payments are precluded under the terms of the Senior Loan Agreement. On June 30, 2004, the interest rate is scheduled to revert to 12%, at which time the Company is required to begin remitting quarterly interest payments to the holders of the notes. However, these payments will be subject to the contractual limitations imposed by the Company’s senior lender.

The following table provides details regarding the restructured debt, the holders thereof, and the shares of Series A Preferred Stock received in the restructuring:

	Senior Subordinated Debt
Holder	Outstanding Principal (as of 12/26/02)	Accrued Interest (as of 12/26/02)	Amount of Principal and Interest To Be Exchanged	Total Debt Remaining	Shares of Series A Preferred Received
William Blair Mezzanine Capital Fund III	$33,000,000	$10,699,222	$34,551,350	$9,147,872	34,552
Craig Wierda	2,900,000	558,590	2,734,579	724,011	2,734
William Beckman	200,000	39,385	189,273	50,112	189
Tom Wallace	300,000	72,627	294,622	78,005	295
TOTAL	$36,400,000	$11,369,824	$37,769,824	$10,000,000	37,770

The restructuring was accounted for in accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring and EITF 02-04, Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is Within the Scope of FASB No. 15. Accordingly, the remaining related unamortized deferred debt issue costs and debt discount remained recorded and no gain or loss was recorded. The net book value of the restructured debt and accrued interest was allocated to the Series A Preferred Stock and the new senior subordinated debt. The Company will accrete the amount allocated to the Series A Preferred Stock of $34,453,000 to its mandatory redemption price of $37,770,000 using the effective interest method. The amount allocated to the new Senior Subordinated Debt of $8,880,000 will be accreted to its face value of $10,000,000 using the effective interest method.

The senior subordinated debt was originally issued in conjunction with the issuance of warrants to purchase 23,800,000 shares of the Company’s common stock for $0.0001 per share. On their respective issuance dates, these warrants had an aggregate value of $6,400,000. The warrant value was accounted for as a reduction of the principal amount of the senior subordinated debt and is being accreted over the term of the agreements. All of the warrants have been exercised.

Other subordinated promissory notes at December 27, 2003 consisted principally of: (i) an unsecured note in the original principal amount of $1,000,000 issued in connection with the acquisition of Drake Products Corporation that requires periodic payments of interest only at 12% and matures on August 1, 2007 and (ii) a secured note of $2,600,000 due to Electrolux, payable monthly with interest at 8% and maturing on September 30, 2005.

In 2003, the Company and the former owners of Drake (now known as A&M Holdings, Inc.) entered into a settlement that is described in more detail in Note 8. In conjunction with this settlement, William Blair and Craig Wierda purchased Company notes payable to A&M Holdings, Inc. in the principal amount of $2,067,500 along with related accrued interest of $670,000. The purchased notes and related accrued interest were replaced with two new subordinated promissory notes (Settlement Notes), each in the principal amount of $1,379,000. These Settlement Notes bear interest at 18% and are due February 1, 2005. In September 2003, Blair and Wierda transferred $136,000 in principal amount of these notes to Thomas Wallace, an officer of the Company. The settlement also included a provision requiring the Company to issue a total of 800 shares of Series A Preferred Stock to the holders of the Settlement Notes because they were not paid in full by September 2, 2003; accordingly, the Company issued these preferred shares pro rata and recognized expense of $368,000.

As part of the settlement noted above, the Company was required to take title to equipment and assume a $700,000 liability (the Equipment Note) due on the related equipment. This Equipment Note was due February 16, 2004, but the Company agreed to pay it in full no later than January 1, 2004. Interest on the note in the amount of $35,000 was prepaid in January 2003, and the Equipment Note was paid in full in December 2003.

As of December 27, 2003, the Senior Loan Agreement required the subordinated debt holders and preferred shareholders to forego interest and dividend payments, respectively, through April 30, 2004, unless approved by the Company’s senior lender. Interest and dividends, therefore, have been accrued through December 27, 2003. The Senior Loan Agreement and Senior Subordinated Loan Agreement also prohibit the payment of dividends on common stock.

Principal maturities of long-term debt and capital lease obligations are as follows: fiscal 2004 — $11,343,000; fiscal 2005 — $5,381,000; fiscal 2006 — $1,431,000; fiscal 2007 — $19,366,000.

Interest paid on debt was $1,466,000, $2,295,000, and $3,581,000 in fiscal 2003, 2002, and 2001, respectively.

The Company’s Senior Loan Agreement and Senior Subordinated Loan Agreement contain numerous restrictive covenants, including covenants related to targets for earnings before interest, taxes, depreciation, and amortization (EBITDA), fixed charge coverage ratios, total liabilities to tangible capital fund ratios, working capital levels, as well as limits on capital expenditures. At December 27, 2003, the Company was in technical default with respect to certain of these covenants and therefore has obtained a waiver for these obligations totaling $33,226,000. The Company expects to be in compliance going forward. The defaults under the senior Subordinated Loan Agreement also triggered technical defaults under the terms of our Series A Preferred Stock, described below. Those defaults have also been waived, and we expect to be in compliance going forward.

3. LEASES

The Company leases certain office and production facilities and equipment under lease agreements through 2015. Total assets recorded related to capital lease agreements are as follows (in thousands):

	December 27, 2003	December 28, 2002
Equipment	$921	$1,005
Less accumulated depreciation	(339)	(248)

	$582	$757

The following is a schedule of future minimum rental payments required under capital and operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 27, 2003 (in thousands):

Fiscal year ended	Capital	Operating
2004	$179	$1,091
2005	141	685
2006	137	562
2007	-	504
2008	-	391
2009 and thereafter	-	2,370

Total minimum lease payments	457	$5,603
Less amounts representing interest	(52)

Present value of minimum lease payments	$405

Rent expense for all operating leases was $1,363,000, $1,332,000, and $1,830,000 in fiscal 2003, 2002, and 2001, respectively.

4. INCOME TAXES

The following table reconciles the U.S. federal statutory rate to the Company’s effective income tax rate:

	Fiscal year ended
	2003		2002		2001
Statutory rate	34.0%		(34.	0)%	(34.	0)%
Change in net deferred income tax assets, including
effect of change in valuation allowance	(34.	0)	34.0		35.4
Other	-		-		(1.4)

Effective income tax rate	-%		-%		-%

The primary components of the Company’s deferred income tax assets and liabilities are as follows (in thousands):

	December 27, 2003	December 28, 2002
Deferred income tax assets:
Net operating losses	$18,968	$23,544
Accounts receivable and inventory valuation allowances	109	189
Employee benefits	220	197
Other accrued liabilities and asset impairment charges	1,238	1,345

Total deferred income tax assets	20,535	25,275
Less valuation allowance	15,981	22,696

Net deferred income tax assets	4,554	2,579
Deferred income tax liabilities:
Accumulated depreciation	(1,757)	(1,873)
Goodwill	(2,797)	(706)

Total deferred income tax liabilities	(4,554)	(2,579)

Net deferred income taxes	$-	$-

A valuation allowance has been established against net deferred income tax assets due to the uncertainty that such income tax benefits will be realized and to reflect the limitation of the Company’s Net Operating Loss (“NOL”) due to its change in ownership. Realization of these benefits will not occur until such time as the Company sustains profitable operations and generates taxable income.

At December 27, 2003, the Company had approximately $55,800,000 of NOL carryforwards for federal income tax reporting purposes. Of this amount, approximately $53,000,000 is attributable to losses that were incurred prior to a “change in ownership” as defined by Internal Revenue Code rules and, accordingly, the NOL carryforward is limited to this amount. The amount that can be utilized each year is fixed; however, annual limitation amounts not previously utilized carry over to subsequent years and can be utilized to the extent of the total unexpired NOL carryforward amount. The maximum amount that can be utilized in fiscal 2003 is limited to approximately $987,000. The $53,000,000 of pre-change of control net operating loss carryforwards expire as follows, if not previously utilized: $100,000 in 2019, $12,700,000 in 2020, $28,000,000 in 2021 and $12,200,000 in 2022. The remaining net operating loss carryforwards of $2,800,000 expire in 2023, if not previously utilized.

5. EMPLOYEE BENEFIT AND STOCK PLANS

The Company maintains a 401(k) retirement savings plan for the benefit of substantially all full-time employees. Participant contributions are matched by the Company as defined in the plan. The Company’s matching contributions to the plan were $47,000, $18,000 and $336,000 in fiscal 2003, 2002, and 2001, respectively.

In June 2000, the Company’s shareholders approved a noncompensatory stock purchase plan whereby 400,000 shares of common stock has been reserved for purchase by eligible employees through a payroll deduction program. The purchase price of the stock is 85% of the average closing price of the last 30 trading days of the respective quarter. The stock purchase plan expires on June 30, 2010, and may be amended by the Board of Directors at any time. At December 27, 2003, 224,878 shares have been purchased under the plan.

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

In addition to the two stock option plans discussed above, the Company issues nonqualified stock options from time to time that fall outside of these approved plans. The Board of Directors determines the terms of the options at the time of issuance. As of December 27, 2003, a total of 700,000 options were outstanding relating to these separate issuances.

The following table summarizes all stock option activity pertaining to the Company’s common stock:

	Shares	Weighted Average Exercise Price
Outstanding at December 30, 2000	3,562,150	$3.32
Granted	728,500	2.44
Expired or canceled	(728,500)	4.18

Outstanding at December 29, 2001	3,562,150	$2.96
Granted	358,500	0.69
Expired or canceled	(1,388,125)	2.45

Outstanding at December 28, 2002	2,532,525	$2.92
Granted	196,000	0.45
Exercised	(6,000)	0.26
Expired or canceled	(1,117,650)	3.11

Outstanding at December 27, 2003	1,604,875	$2.49

Shares available for future grants were 1,845,125 at December 27, 2003 and 1,477,475 at December 28, 2002, under the Company’s two shareholder approved stock option plans.

The weighted-average grant date fair value for stock options granted was $0.45, $0.31 and $1.11 in fiscal 2003, 2002, and 2001, respectively.

The following table summarizes information about outstanding and exercisable options at December 27, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Prices	Shares	Weighted Average Exercise Prices
$0.15 - $2.75	1,132,000	3.7	$1.15	956,000	$1.27
3.00 - 3.75	110,000	2.7	3.05	110,000	3.05
4.00 - 6.88	287,875	1.7	5.35	247,875	5.51
9.00 - 12.00	75,000	1.8	11.00	75,000	11.00

	1,604,875	3.2	2.49	1,388,875	2.69

The number of options exercisable was 1,854,025 at December 28, 2002, and 2,199,075 at December 29, 2001, with weighted average exercise prices of $3.20 and $3.19, respectively.

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

Each calendar year the Company’s directors are granted options for the purchase of 12,000 shares of common stock. The options are granted quarterly in the amount of 3,000 shares each. The option exercise price is required to equal the market value of our common stock on the date of grant. Each option is exercisable for ten years following the date of grant and vests the year after the date of grant. In addition, the Company reimburses directors for out-of-pocket expenses incurred to attend board of directors and committee meetings. Total options granted to directors in fiscal 2003 and 2002 were 76,000 and 58,500, respectively.

6. SHAREHOLDERS’ EQUITY

During 1999, the Company authorized 3,000,000 shares of preferred stock of which 2,500,000 shares are designated as convertible preferred stock with a par value of $0.001 per share. The Company has issued 1,950,250 of the 2,500,000 designated shares. On December 27, 2002, with the approval of the holders of the preferred stock given on December 16, 2002, this series of preferred stock was named “Series B Convertible Preferred Stock.”

Since its initial issuance, the holders of the Series B Preferred Stock have approved various amendments to its terms, including changes to the dividend rate and conversion ratio. The table set forth below indicates the time periods in which certain dividend rates and conversion ratios were in effect.

Period	Dividend Rate	Conversion Ratio (shares of common stock/shares of preferred stock)
February 14, 2000 until April 15, 2001 April 16, 2001 until March 31, 2002 April 1, 2002 until December 26, 2002 December 27, 2002 until present	14% 12% 12% 10%	2 for 1 3.33 for 1 5.00 for 1 5.71 for 1

Dividends are payable in either cash or Clarion common stock, at the option of the Company. However, the Senior Loan Agreement requires the preferred stockholders to forego any dividend payments of any kind. Conversion occurs at the option of the holder. The Company may at any time redeem all or any portion of the Series B Preferred Stock for $10.00 per share plus all accrued and unpaid dividends thereon. The Series B Preferred Stock has a mandatory redemption date of June 20, 2008 for 50% of the shares, and June 30, 2009 for the remaining 50%, subject to any existing contractual agreements that may prohibit such redemption. Holders of the convertible preferred stock have voting rights and preference over common stockholders in dividends and liquidation rights. The Series B Preferred Stock currently has a liquidation value of $10.00 per share.

On December 16, 2002, the holders of the Series B Preferred Stock approved the issuance of a second, senior series of preferred stock which is named “Series A Convertible Preferred Stock.” On December 27, 2002, and September 2, 2003, the Company issued 37,770 and 800 shares, respectively, of Series A Preferred Stock with a par value of $0.001 per share in conjunction with the debt restructuring discussed in Note 2. The dividend rate is 12%, with a default rate of 15%, payable quarterly, in cash only, commencing June 30, 2004, subject to existing restrictions under the Senior Loan Agreement. The Series A Preferred Stock may be converted into common stock at any time at a conversion rate of 571 common shares for each share of preferred stock. The stock is subject to mandatory redemption in full at June 30, 2007, or earlier in the event of certain circumstances, including defaults. The redemption value is $1,000 per share. Holders of the Series A Preferred Stock have voting rights and preference over common stockholders and holders of Series B Preferred Stock in dividends and liquidation rights.

Dividends on the Series A Preferred Stock and the Series B Preferred Stock are accrued on both the preferred stock and on outstanding dividends quarterly.

The Company’s shareholders approved a change in the par value of the Company’s common stock from $0.01 to $0.001 per share in fiscal 1999, and also increased the number of authorized common shares from 20,000,000 to 40,000,000. Authorized shares were increased to 60,000,000 in fiscal 2001 and to 100,000,000 in fiscal 2002.

In 1999, the Company issued 850,000 shares of Clarion common stock in connection with the acquisition of Double J. Of the 850,000 Clarion shares issued in the acquisition, 425,000 shares (“Put Shares”) are subject to the terms of stock put agreements (“Put Agreements”) that require the Company to purchase some or all of the Put Shares from the holders at a price of $6.00 per share. The maximum potential repurchase obligation of the Company is $2,550,000. As a result of an amendment to the Put Agreements signed in November 2003, the put options expire on November 15, 2004, and are exercisable between October 1, 2004, and November 14, 2004. The Company agreed to pay the holders of the put options $284,000 in consideration for the extended put period for the Put Agreement amendment. The Put Shares are classified as a current liability in the consolidated balance sheets on the line item entitled “Mandatorily Redeemable Common Stock.” Concurrent with the issuance of these stock put options, the Company entered into a stock put agreement with a member of the Board of Directors which requires that Director to purchase a number of shares of Clarion common stock equal to the product of (i) the aggregate purchase price paid by Clarion for the Put Shares, divided by the lesser of (ii) the closing price of the common stock on the date Clarion receives notice of its obligation to perform under the Put Agreements, or (iii) $6.00. The Company’s put option expires on November 25, 2004, and is exercisable between October 1, 2004, and November 14, 2004. In exchange for that put agreement, the Director received warrants to purchase 200,000 shares of Clarion common stock at an exercise price of $5.00 per share. The warrants expired on September 30, 2002.

7. LITIGATION AND CONTINGENCIES

In December 2002, the Company reached a settlement agreement in a suit in which it was a defendant which was filed by the former owners of Drake Products Corporation (now known as A&M Holdings, Inc.), the assets of which the Company acquired in February of fiscal 2000. To effect the settlement, affiliates of the Company, William Blair and Craig Wierda purchased Company notes payable to A&M Holdings, Inc. in the principal amount of $2,067,500 along with related accrued interest of $670,000. The purchased notes and related accrued interest were replaced with two new subordinated promissory notes (Settlement Notes), each in the principal amount of $1,379,000. These Settlement Notes bear interest at 18% and are due February 1, 2005. In September 2003, Blair and Wierda transferred $136,000 in principal amount of these notes to Thomas Wallace, an officer of the Company. The settlement also included a provision requiring the Company to issue a total of 800 shares of Series A Convertible Preferred Stock to the holders of the Settlement Notes because they were not paid in full by September 2, 2003; accordingly, the Company issued these preferred shares pro rata and recognized expense of $368,000. As part of the settlement, the Company was required to take title to equipment and assume a $700,000 liability (the Equipment Note) due on the related equipment. Interest on the note in the amount of $35,000 was prepaid in January 2003, and the Equipment Note was paid in full in December 2003.

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

8. RELATED PARTY TRANSACTIONS

In conjunction with the settlement of the A&M lawsuit described in Note 7 above, in January 2003, William Blair and Craig Wierda purchased Company notes payable to Drake Products Corporation (now known as A&M Holdings, Inc.) in the principal amount of $2,067,500 along with related accrued interest of $670,000. The purchased notes and related accrued interest were replaced with two new subordinated promissory notes (Settlement Notes), each in the principal amount of $1,379,000. These Settlement Notes bear interest at 18% and are due February 1, 2005. In September 2003, Blair and Wierda transferred $136,000 in principal amount of these notes to Thomas Wallace, an officer of the Company. The settlement also included a provision requiring the Company to issue a total of 800 shares of Series A Convertible Preferred Stock to the holders of the Settlement Notes because they were not paid in full by September 2, 2003; accordingly, the Company issued these preferred shares pro rata and recognized expense of $368,000.

In April 2001, a Director of the Company personally guaranteed $1,000,000 of term debt issued under the Amended Senior Credit Agreement. A warrant to purchase up to 1,000,000 shares of common stock at a price of $.0001 was issued to the Director in consideration for this guarantee. The fair value of the warrant ($50,000) was expensed over the initial guarantee period of April 2001 to April 2002. As the related debt was not paid by April 2002, the guarantee was extended until April 2003, and related fees of $13,000 were capitalized and was expensed through April 2003.

In fiscal 2001, a Director and two officers of the Company provided $3,400,000 of capital to the Company in the form of subordinated debt. In addition to interest as provided under the agreements, the providers of this capital received warrants to purchase 13,000,000 shares of Clarion common stock for $.0001 per share. The fair value of the warrants ($849,000) is being expensed over the term of the related debt. In conjunction with the debt restructuring described in Note 2, in December 2002, $2,548,000 of this debt and the related accrued interest of $670,000 were converted into 3,218 shares of Series A Preferred Stock.

9. RESTRUCTURING AND IMPAIRMENT CHARGES (CREDITS)

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

On March 16, 2001, the Company announced the closing of our Cedar Street facility in Greenville, Michigan. The plant closing resulted in the transfer of employees and related production to our other facilities located in Western Michigan. Management accrued a pre-tax charge of $2,000,000 related to the closing to cover various exit costs ($485,000) and anticipated non-cash losses on the sale of the property, plant, and certain equipment ($1,515,000) during fiscal 2001. At the end of July 2001, the closing activities were substantially completed. In June 2002, the Company recorded a reversal adjustment of $24,000 related to the sale of certain equipment at this facility which had been previously reserved. In September 2002 and November 2002, the Company recorded reversal adjustments of $318,000 and $133,000, respectively, related to equipment being transferred and used in the operations of other facilities which had been previously reserved. In December 2002, an impairment charge of $190,000 was recorded as additional equipment not previously reserved was deemed impaired. In March 2003, management determined that our Cedar Street facility will not be sold and was returned to active use to provide additional manufacturing space to accommodate increased orders from a significant consumer goods customer. Accordingly, the remaining reserve of $207,000 associated with this anticipated sale was reversed in the first quarter of 2003.

During the second quarter of fiscal 2001, the Company announced its decision to relocate certain functions previously located in its Technical Center and to outsource the manufacture of tooling. Specifically, these actions included the relocation of engineering, program management, and sales personnel to the Company’s manufacturing facilities in order to provide integrated support to the manufacturing operations. In addition, many of the tool makers and equipment previously used in the manufacture of tooling were moved directly into the manufacturing facilities. The Company continues to manage new tooling programs for its customers, but outsources the actual tool manufacturing as well as complex design and engineering programs. Management accrued a pre-tax charge of $1,040,000 related to these actions to cover various exit costs ($627,000) and anticipated non-cash losses on the disposition of certain furniture, fixtures, and equipment ($413,000), which non-cash losses were incurred during the remainder of 2001. These relocation activities were completed by the end of the third quarter of fiscal 2001.

The Company performed an analysis of the expected undiscounted future cash flows related to its manufacturing facilities and determined that an asset impairment charge in the amount of $10,900,000 in fiscal 2001, $6,509,000 of which was included in discontinued operations, and $2,299,000 in fiscal 2000 was required to adjust the net carrying value of long-lived assets, including goodwill, associated with certain of its manufacturing facilities to their estimated fair values.

In May 2002, the Company reached a settlement agreement with the lessor of the Company’s former Technology Center concerning the early termination of the Company’s lease. As a result of the settlement, accrued exit costs were reduced by $428,000 in the first quarter of 2002.

Changes in the balances of the Company’s restructuring liabilities were as follows:

Balance at December 29, 2001	$917,000
Accrual of exit costs	(428,000)
Payment of exit costs	(119,000)

Balance at December 29, 2002	370,000
Reversal of exit costs	(207,000)
Payment of exit costs	(46,000)

Balance at December 27, 2003	$117,000

10. DISCONTINUED OPERATIONS

On April 29, 2002, the Company sold the assets related to its Montpelier manufacturing facility that served the heavy truck industry. The Company received $12,780,000 in cash, $800,000 in notes (bearing interest at 7.0% and due on or before April 28, 2005), plus the assumption of certain liabilities. Assets sold included approximately $3,312,000 of receivables, $593,000 of inventory, and $11,402,000 of net fixed assets. Liabilities assumed consisted primarily of approximately $2,331,000 of payables and accruals. The buyer purchased certain of these working capital items at their net carrying value as determined as of the closing date. The Company incurred a loss of $97,000 on the sale and used the proceeds from the sale to pay certain debt obligations under the Amended Senior Credit Agreement. In accordance with SFAS 144, the operations of this facility have been segregated as discontinued operations and include the amounts indicated in the following tables (in thousands).

	December 27, 2003	Fiscal year ended December 28, 2002	December 29, 2001
Net sales	$-	$5,557	$15,061
Net income (loss)	-	209	(7,238)

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The Company’s unaudited quarterly results of operations are as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2003
Net sales	$22,180	$25,483	$26,136	$23,869
Gross margin	3,198	3,578	3,269	1,892
Income (loss) from
continuing operations	602	754	424	(1,006)
Income (loss) from
discontinued operations	-	-	-	-
Net income (loss)	602	754	424	(1,006)
Net loss per share:
Basic	(0.03)	(0.03)	(0.04)	(0.07)
Diluted	(0.03)	(0.03)	(0.04)	(0.07)

Fiscal 2002
Net sales	$18,657	$22,206	$19,993	$19,774
Gross margin	2,341	3,909	2,225	1,981
Loss from continuing	(2,125)	(682)	(1,888)	(2,759)
operations
Income (loss) from
discontinued operations	258	(81)	32	-
Net loss	(1,867)	(763)	(1,856)	(2,759)
Net loss per share:
Basic	(0.08)	(0.04)	(0.07)	(0.09)
Diluted	(0.08)	(0.04)	(0.07)	(0.09)

The Company recorded adjustments to other nonrecurring charges (credits) of $(428,000), $(24,000), $(318,000), and $57,000 in each quarter, respectively, of fiscal 2002 and $(207,000) in the first quarter of fiscal 2003. In December 2002, we entered into a long-term supply agreement with a significant customer. As part of this agreement, $460,000 of launch costs receivable were written off from this customer.

12. OPERATING CONSIDERATIONS AND MANAGEMENT PLANS

As shown in the financial statements, the Company has incurred significant net losses in two of the past three years and is highly leveraged. At December 27, 2003, the Company is also experiencing liquidity constraints and has a deficit position in working capital and shareholders’ equity.

The Company has been proactively addressing its current liquidity and operational issues in an effort to improve cash flows. On April 14, 2003, the Company refinanced its senior debt and modified the terms of certain portions of its subordinated debt. The term loan portion of the Senior Loan Agreement matures in four years and the line of credit matures on April 30, 2004. The terms of the Senior Loan Agreement allow the Company to make payments on its subordinated debt, subject to certain limitations. In addition, since fiscal 2001, subordinated debt holders and preferred shareholders have agreed to defer interest and dividend payments through the maturity date of the senior debt, unless approved by the Company’s senior lender. The Company’s senior lender is allowing payments on the Company’s Electrolux note and Drake note. See Note 2 herein.

The Company has implemented several operating initiatives and successfully reduced costs and improved profitability. The Company has positioned itself to increase sales and profitability, including the successful completion of a supplier agreement that was entered into in May 2002, which increases sales each year through 2005. Also, the Company has been successful in obtaining additional business from other customers and expects to have increased growth in 2004. The increase in business coupled with the changes in cost structure are expected to have a positive impact on profitability in 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fourth fiscal quarter ended December 27, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the Company’s fourth fiscal quarter.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required to be furnished by Items 401, 405 and 406 of regulation S-K is included in our definitive Proxy Statement for our 2004 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates (the “2004 Proxy Statement”) and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

Information required to be furnished by Item 402 of Regulation S-K is included in our 2004 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required to be furnished by Items 201(d) and 403 of Regulation S-K is included in our 2004 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required to be furnished by Item 404 of Regulation S-K is included in our 2004 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required to be furnished by Item 9(e) of Schedule 14A of Regulation S-K is included in our 2004 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements.

The Registrant’s consolidated financial statements, for the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001, together with the Reports of Independent Auditors are filed as part of this Form 10-K report. See “ITEM 8: Financial Statements.”

2.	Financial Statement Schedules.

Page
Schedule II--Valuation and Qualifying Accounts.	50

All other schedules are not submitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits.

Reference is made to the Exhibit Index which is found on the last page of the body of this Form 10-K Annual Report preceding the exhibits.

(b)	Reports on Form 8-K

On December 11, 2003, pursuant to Item 5, the Company reported on Form 8-K that it acquired certain equipment in Iowa.

(c)	Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Date: March 5, 2004	CLARION TECHNOLOGIES, INC. /s/ William Beckman William Beckman, President

In accordance with the Securities Exchange Act of 1934, this report has been signed below on the 5th day of March 2004, by the following persons on behalf of the Registrant and in the capacities indicated. The persons named below each hereby appoint William Beckman and Edmund Walsh as his attorney-in-fact to sign in his name and on his behalf, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.

/s/ William Beckman William Beckman, President (Principal Executive Officer)	/s/ Edmund Walsh Edmund Walsh, Chief Financial Officer (Principal Financial Officer)

/s/ Jack D. Rutherford Jack D. Rutherford, Director	/s/ Anthony Wauterlek Anthony Wauterlek, Director

/s/ Frederick A. Sotok Frederick A. Sotok, Director	/s/ Kenneth La Grand Kenneth La Grand, Director

/s/ Craig A. Wierda Craig A. Wierda, Director	/s/ Frank T. Steck Frank T. Steck, Director

/s/ Steven W. Olmstead Steven W. Olmstead, Director

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES

Additions
Description	Balance at Beginning of Period	Charged to Expense	Uncollectible Accounts Written Off, Net of Recoveries	Balance at End of Period
Year Ended December 27, 2003
  Deducted from assets accounts:
   Allowance for doubtful accounts

Year Ended December 28, 2002
  Deducted from assets accounts:
   Allowance for doubtful accounts

Year Ended December 29, 2001
  Deducted from assets accounts:
Allowance for doubtful accounts	$170,000 $559,000 $897,000	$ 66,000 $ 32,000 $313,000	$ 76,000 $421,000 $651,000	$160,000 $170,000 $559,000

EXHIBIT NUMBER	DESCRIPTION

2(a)	Asset Purchase Agreement dated April 10, 2002, by and between CK Technologies, L.L.C. and Clarion Technologies, Inc. (filed as an exhibit to Form 10-Q for the quarter ended March 30, 2002 (Commission File No. 0-24690) and incorporated herein by reference) 3(a) Certificate of Incorporation (filed as exhibit to Form 10K/A dated April 28, 2003 (Commission File No. 0-24690) and incorporated herein by reference)

3(b)	Certificate of Amendment of Certificate of Incorporation amending Article IV (filed as exhibit to Form 10K/A dated April 28, 2003 (Commission File No. 0-24690) and incorporated herein by reference)

3(c)	Bylaws of the Company (filed as exhibit to Form 8-K dated October 27, 1998 (Commission File No. 0-24690) and incorporated herein by reference)

4(a)	Specimen of Common Stock Certificate (filed as exhibit to Form 10-SB dated August 12, 1994 (Commission File No. 0-24690) and incorporated herein by reference)

4(b)	Certificate of Designations of Clarion Technologies, Inc. for Series A Convertible Preferred Stock (filed as an exhibit to Form 8-K dated December 27, 2002 (Commission File No. 0-24690) and incorporated herein by reference)

4(c)	Certificate of Designations of Clarion Technologies, Inc. for Series B Convertible Preferred Stock (filed as an exhibit to Form 8-K dated December 27, 2002 (Commission File No. 0-24690) and incorporated herein by reference)

10(a)	Amended and Restated Credit Agreement dated April 14, 2003, by and among Clarion Technologies, Inc., its subsidiaries party thereto, and Bank One, NA (filed as exhibit to Form 10K/A dated April 28, 2003 (Commission File No. 0-24690) and incorporated herein by reference)

10(b)	First Amendment to Amended and Restated Credit Agreement dated September 26, 2003

10(c)	Second Amendment to Amended and Restated Credit Agreement dated January 26, 2004

10(d)	Third Amendment to Amended and Restated Credit Agreement dated March 12, 2004

10(e)	Revolving Note dated March 12, 2004, issued pursuant to the Amended and Restated Credit Agreement

10(f)	Term Note dated April 14, 2003, issued pursuant to the Amended and Restated Credit Agreement (filed as exhibit to Form 10K/A dated April 28, 2003 (Commission File No. 0-24690) and incorporated herein by reference)

10(g)	Capex Note dated April 14, 2003, issued pursuant to the Amended and Restated Credit Agreement (filed as exhibit to Form 10K/A dated April 28, 2003 (Commission File No. 0-24690) and incorporated herein by reference)

10(h)	Exchange Agreement dated as of December 27, 2002, between Clarion Technologies, Inc. and each of the holders of notes named therein (filed as an exhibit to Form 8-K dated December 27, 2002 (Commission File No. 0-24690) and incorporated herein by reference)

10(i)	Amended and Restated Senior Subordinated Loan Agreement dated as of December 27, 2002, between Clarion Technologies, Inc. and its subsidiary companies party thereto, William Blair Mezzanine Capital Fund III, L.P., and other Lenders party thereto (filed as an exhibit to Form 8-K dated December 27, 2002 (Commission File No. 0-24690) and incorporated herein by reference)

10(j)	Waiver, Consent and First Amendment to Amended and Restated Senior Subordinated Loan Agreement dated April 14, 2003, between Clarion Technologies, Inc. and its subsidiary companies party thereto, William Blair Mezzanine Capital Fund III, L.P., and other Lenders party thereto (filed as exhibit to Form 10K/A dated April 28, 2003 (Commission File No. 0-24690) and incorporated herein by reference)

10(k)	Senior Subordinated Notes dated December 27, 2002, issued pursuant to the Amended and Restated Senior Subordinated Loan Agreement (filed as exhibit to Form 10K/A dated April 28, 2003 (Commission File No. 0-24690) and incorporated herein by reference)

10(l)	Put Agreements dated as of December 27, 2002, between Clarion Technologies, Inc. and William Blair Mezzanine Capital Fund III, L.P. (filed as an exhibit to Form 8-K dated December 27, 2002 (Commission File No. 0-24690) and incorporated herein by reference)

10(m)	Amended and Restated Registration Rights Agreement dated as of December 27, 2002 between Clarion Technologies, Inc., William Blair Mezzanine Capital Fund III, L.P. and other Lenders party thereto (filed as exhibit to Form 8-K dated December 27, 2002 (Commission File No. 0-24690) and incorporated herein by reference)

10(n)	Supply Agreement between Clarion Technologies, Inc. and Electrolux Home Products, Inc. dated May 1, 2002 (filed as exhibit to Form 10-Q for the quarter ended June 29, 2002 (Commission File No. 0-24690) and incorporated herein by reference)

10(o)	Lease Agreement between Clarion Technologies, Inc. and Cougar Development, LLC dated October 13, 2000, as amended (filed as exhibit to Form 10K/A dated April 28, 2003 (Commission File No. 0-24690) and incorporated herein by reference)

EXHIBIT NUMBER	DESCRIPTION

The following material contracts identified with "*" preceding the exhibit number are agreements or compensation plans with or relating to executive officers, directors or related parties.

*10(p)	Clarion House, Inc. 1998 Stock Option Plan (filed as exhibit to Form 10-KSB for the year ended December 31, 1998 (Commission File No. 0-24690) and incorporated herein by reference)

*10(q)	Clarion Technologies, Inc. 1999 Stock Incentive Plan (filed as exhibit to Form 10-KSB for the year ended December 31, 1999 (Commission File No. 0-24690) and incorporated herein by reference)

*10(r)	First Amendment to the Clarion Technologies, Inc. 1999 Stock Incentive Plan (filed as exhibit to Proxy Statement for 2000 Annual Meeting of Shareholders (Commission File No. 0-24690) and incorporated herein by reference)

*10(s)	Clarion Technologies, Inc. 2000 Employees Stock Purchase Plan (filed as appendix to Proxy Statement for 2000 Annual Meeting of Shareholders (Commission File No. 0-24690) and incorporated herein by reference)

*10(t)	Clarion Technologies, Inc. Director Deferred Stock Purchase Plan (filed as exhibit to Form 10-K for the year ended December 29, 2001 (Commission File No. 0-24690) and incorporated herein by reference)

*10(u)	Employment Agreement, dated March 1, 1999, between Clarion Plastics Technologies, Inc., Clarion Technologies, Inc. and William Beckman (filed as exhibit to Form 10-KSB for the year ended December 31, 1999 (Commission File No. 0-24690) and incorporated herein by reference)

*10(v)	Amendment to Employment Agreement dated as of August 1, 2003 between Clarion Technologies, Inc. and William Beckman

16	Letter from Ernst & Young regarding change in certifying accountant (filed as exhibit to Form 8-K dated June 26, 2002 (Commission File No. 0-24690) and incorporated herein by reference)

21	Subsidiaries of the Registrant

23(a)	Consent of Independent Auditors - BDO Seidman, LLP

23(b)	Consent of Independent Auditors - Ernst & Young LLP

24	Power of Attorney (included on page 49)

EXHIBIT NUMBER	DESCRIPTION

31(a)	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32(a)	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

EXHIBIT 23(a)

EXHIBIT 23(a) – Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statements (on Form S-8 Nos. 333-36356 and 333-36358) pertaining to the 1998 and 1999 Stock Options Plans and the 2000 Employees’ Stock Purchase Plan of Clarion Technologies, Inc. of our report dated February 13, 2004, relating to the Consolidated Financial Statements and Schedule of Clarion Technologies, Inc. which appears in this Form 10-K.

/s/ BDO Seidman, LLP

Grand Rapids, Michigan
March 9, 2004

EXHIBIT 23(b)

EXHIBIT 23(b) – Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statements (on Form S-8 Nos. 333-36356 and 333-36358) pertaining to the 1998 and 1999 Stock Options Plans and the 2000 Employees’ Stock Purchase Plan of Clarion Technologies, Inc. of our report dated April 10, 2002, with respect to the consolidated financial statements and schedule of Clarion Technologies, Inc. included in the Annual Report (Form 10-K) for the fiscal year ended December 27, 2003.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
March 5, 2004

EXHIBIT 31(a)

CERTIFICATE OF THE
CHIEF EXECUTIVE OFFICER OF
CLARION TECHNOLOGIES, INC.

I, William Beckman, certify that:

1.	I have reviewed this annual report on Form 10-K of Clarion Technologies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) for the registrant and we have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

c)	Disclosed in this annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2004	CLARION TECHNOLOGIES, INC By: /s/ William Beckman —————————————— William Beckman Its: President

EXHIBIT 31(b)
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

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

c)	Disclosed in this annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2004	CLARION TECHNOLOGIES, INC By: /s/ William Beckman —————————————— Edmund Walsh Its: Chief Financial Officer

EXHIBIT 32(a)

EXHIBIT 32(a) – CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Clarion Technologies, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 27, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William Beckman, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 5, 2004	CLARION TECHNOLOGIES, INC By: /s/ William Beckman —————————————— William Beckman Its: President

EXHIBIT 32(b)

EXHIBIT 32(b) – CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Clarion Technologies, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 27, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edmund Walsh, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 5, 2004	CLARION TECHNOLOGIES, INC By: /s/ William Beckman —————————————— Edmund Walsh Its: Chief Financial Officer