Form 10-Q
period 2004-03-27
CLARION TECHNOLOGIES INC/DE/
filed 2004-05-04
CIK 835409

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2004

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 0-24690

CLARION TECHNOLOGIES, INC.
(Name of registrant as specified in its charter)

Delaware (State of Incorporation)	91-1407411 (I.R.S. Employer Identification No.)

38 W. Fulton, Suite 300, Grand Rapids, Michigan 49503
(Address of principal executive offices)

Issuer’s telephone number: (616) 454-0055

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes [X] No

The number of shares outstanding of registrant’s common stock was 45,167,503 as of May 4, 2004.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	First Quarter Ended

	March 27, 2004	March 29, 2003

Net sales	$29,594	$22,180
Cost of sales	25,849	18,982

Gross profit	3,745	3,198

Operating expenses:
Selling, general and administrative expenses	1,815	1,809
Restructuring and impairment credits	-	(207)

	1,815	1,602

Operating income	1,930	1,596

Interest expense	(1,120)	(1,000)
Other income, net	1	6

Income before income taxes	811	602

Provision for income taxes	-	-

Net income	$811	$602

Net loss attributable to common shareholders	$(1,694)	$(1,368)

Average shares outstanding (basic and diluted)	45,101	44,274

Loss per share attributable to common shareholders
(basic and diluted)	$(.04)	$(.03)

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 27, 2004	December 27, 2003

	(UNAUDITED)	(AUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$21	$107
Accounts receivable, net of allowance of $160	13,013	10,090
Inventories	4,444	4,553
Prepaid expenses and other current assets	945	668

Total current assets	18,423	15,418

Property, plant and equipment, net	26,423	26,699

Other assets:
Goodwill	24,521	24,521
Deferred program costs, net of accumulated amortization of
$2,106 and $2,065	523	736
Deferred financing costs, net of accumulated amortization of
$559 and $535	291	315
Other long-term assets	14	14

	25,349	25,586

	$70,195	$67,703

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Revolving line of credit	$8,660	$7,051
Accounts payable	11,915	10,876
Accrued liabilities	5,313	5,600
Accrued dividends	15,578	13,297
Mandatorily redeemable common stock	2,550	2,550
Current portion of long-term debt	2,903	4,292

Total current liabilities	46,919	43,666

Long-term debt, net of current portion	25,945	25,307
Other liabilities	167	52

Total liabilities	73,031	69,025

Redeemable Series A preferred stock	35,756	35,556
Redeemable Series B preferred stock	19,076	19,052

Shareholders' deficit:
Common stock	45	45
Additional paid-in capital	33,975	34,107
Accumulated other comprehensive loss	(128)	(16)
Accumulated deficit	(91,560)	(90,066)

Total shareholders' deficit	(57,668)	(55,930)

	$70,195	$67,703

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	First Quarter Ended

	March 27, 2004	March 29, 2003

OPERATING ACTIVITIES:
Net income	$811	$602
Depreciation and amortization	1,054	1,107
Restructuring and impairment credits	-	(207)
Changes in operating assets and liabilities	(2,166)	(815)
Other, net	1	14

Cash provided by (used in) operating activities	(300)	701

INVESTING ACTIVITIES:
Capital expenditures	(587)	(557)
Other	-	43

Cash used in investing activities	(587)	(514)

FINANCING ACTIVITIES:
Net change in revolving credit borrowings	1,609	1,059
Payment of deferred financing costs	-	(75)
Proceeds from issuance of long-term debt	58	-
Repayments of long-term debt	(877)	(1,203)
Proceeds from issuance of capital stock	11	7

Cash provided by (used in) financing activities	801	(212)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(86)	(25)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	107	41

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21	$16

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$369	$388
Income taxes paid	-	-
Capital lease obligations incurred	-	-

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. OPERATIONS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarion Technologies, Inc. and Subsidiaries (collectively referred to as “Clarion” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 27, 2003.

The Company has classified checks disbursed but not yet presented for payment as accounts payable. The amounts at March 27, 2004, and December 27, 2003, were $1,778,000 and $1,032,000, respectively.

The Company operates in a single geographic location, North America, and in a single reportable business segment, plastic injection molding. The accounting policies of this reportable business segment are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

Earnings Per Share (EPS)

The following table reconciles the numerator and denominator used in the calculation of basic and diluted EPS:

	First Quarter Ended
	March 27, 2004	March 29, 2003

Numerator (in thousands):
Net income	$811	$602
Preferred stock dividends accrued	(2,281)	(1,767)
Accretion of preferred stock to mandatory
redemption value	(224)	(203)

Net loss attributable to common shareholders	$(1,694)	$(1,368)

Denominator:
Weighted-average shares outstanding for basic and
diluted EPS	45,100,691	44,274,023

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

	First Quarter Ended
	March 27, 2004	March 29, 2003

Net loss attributable to common shareholders	$(1,694)	$(1,368)

Deduct: Total stock-based compensation expense
determined under fair value based method for all
awards	58	124

Pro forma net loss attributable to common
shareholders	$(1,752)	$(1,492)

Earnings per share:

Basic and diluted, as reported	$(0.04)	$(0.03)

Basic and diluted, pro forma	$(0.04)	$(0.03)

For purposes of the SFAS 123 pro forma disclosures, the fair value of each option grant was estimated on the date of grant using the Black-Scholes model with the following assumptions:

	2004	2003

Dividend yield	0.0%	0.0%
Volatility, as a percent	64%	124%
Risk-free interest rate	5.0%	4.9%
Expected life in years after vest	9	9
Forfeitures are accounted for as they occur

Comprehensive Income

The Company’s total comprehensive income is comprised of all changes in shareholders’ deficit during the period other than from transactions with shareholders. Comprehensive income consists of the following:

	First Quarter Ended
	March 27, 2004	March 29, 2003

Net income	$811	$602

Other comprehensive loss:
Market valuation adjustment of interest rate
swap, net of tax	(112)	-

Comprehensive income	$699	$602

Interest Rate Swap Agreement

The Company is exposed to various market risks, which include changes in interest rates. In accordance with the terms of the senior credit facility discussed in Note 4, the Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its variable rate long-term borrowings. Interest rate swap agreements are contracts to exchange floating rates for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense. The Company does not use derivative financial instruments for trading purposes.

The interest rate swap agreement essentially fixes the interest rate on an initial notional amount of principal of $10,000,000, which decreases with each monthly settlement at a rate corresponding to the Company’s actual principal payments on its term debt (a notional amount of $9,160,000 at March 27, 2004). The interest rate swap agreement expires in 2007, and management currently has no intent to renew the agreement or enter into similar agreements in the near future. The fair value of the swap agreement at March 27, 2004 was $(128,000) and is recorded as other long-term liability on the balance sheet. Changes in the fair value of the swap agreement are reported as a component of other comprehensive income.

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

2. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The components of inventories are as follows (in thousands):

	March 27, 2004	December 27, 2003

Raw materials	$2,190	$2,098
Work in process	388	708
Finished goods	1,866	1,747

Total	$4,444	$4,553

3. RESTRUCTURING AND IMPAIRMENT CREDITS

In March 2003, management determined that the Company’s Greenville, Michigan facility will not be closed as planned due to the need for additional manufacturing space to accommodate increased orders from a significant customer. There were no changes to the Company’s restructuring liabilities during the quarter ended March 27, 2004.

4. LONG-TERM DEBT

Long-term debt consists of the following obligations (in thousands):

	March 27, 2004	December 27, 2003

Senior credit facility:
Revolving credit facility	$8,660	$7,051
Term debt	11,808	12,133
Capital expenditure line of credit	1,500	1,442
Senior and other subordinated term notes, net of
unaccreted discount of $809 and $871	9,191	9,129
Other subordinated promissory notes	5,996	6,490
Capital lease obligations	353	405

	37,508	36,650
Less current portion	11,563	11,343

	$25,945	$25,307

The Company amended its senior credit facility on April 23, 2004. As amended, the revolving credit facility is scheduled to mature on April 30, 2005, and allows for aggregate borrowings of $10,000,000 at the prime rate plus 0.50% or, at the Company’s option, one, two, three or six-month LIBOR plus 3.25%, subject to certain borrowing base limitations related to accounts receivable and inventory. In addition, an unused facility fee of 0.375% per annum is payable on the unused portion of the credit line. The term debt matures on April 15, 2007 and bears interest at the prime rate plus 0.75% or, at the Company’s option, one month LIBOR plus 3.5% plus an applicable margin. At March 27, 2004, the senior credit facility also permitted draws to be made on a capital expenditure line of credit in the maximum amount of $1,500,000. This line of credit was utilized in full and was incorporated into the term debt in conjunction with the amendment dated April 23, 2004. All tangible and intangible assets of the Company are collateralized under the senior credit facility.

The Company’s senior subordinated term notes currently bear interest at an annual rate of 15%. Payments of interest are currently deferred and capitalized. On June 30, 2005, the interest rate is scheduled to be reduced to 12%, and the Company is required to begin remitting quarterly interest payments to the holders of the notes.

Other subordinated promissory notes are comprised primarily of a note due to Electrolux Home Products, a division of White Consolidated Industries, Inc. (Electrolux), and certain A&M notes. The Electrolux note was outstanding in the amount of $2,100,000 as of March 27, 2004 and is paid in equal monthly installments. The Electrolux note will mature no later than September 30, 2005. The A&M notes were outstanding in the amount of $2,757,822 as of March 27, 2004, and payment of interest is currently deferred and capitalized. On June 30, 2005, the Company is required to begin remitting quarterly interest payments to the holders of the notes. The A&M notes mature on June 30, 2005.

The senior credit facility requires the Company’s subordinated debt holders and preferred shareholders to defer interest and dividend payments, respectively, unless approved by the bank. The senior credit facility and senior subordinated term notes also prohibit the payment of dividends on common stock.

Based on the contractual terms of all debt agreements (as amended), principal maturities and capital lease obligations for the twelve-month period ended March 27 are as follows: 2005 — $11,563,000; 2006 — $5,384,000; 2007 — $1,698,000; 2008 — $19,670,000.

As amended on April 23, 2004, the Company was in compliance with the covenants under the terms of the Senior Credit Agreement and Senior Subordinated Debt Agreement for the period ended March 27, 2004, including covenants related to targets for earnings before interest, taxes, depreciation, and amortization (EBITDA), fixed charge coverage ratios, senior and total debt to EBITDA ratios, total liabilities to tangible capital fund ratios, working capital levels, and limits on capital expenditures and operating leases.

5. INCOME TAXES

At December 27, 2003, the Company had NOL carryforwards for federal income tax reporting purposes of approximately $55,800,000. The amount that can be utilized each year is fixed; however, annual limitation amounts not previously utilized carry over to subsequent years and can be utilized to the extent of the total unexpired NOL carryforward amount. The maximum amount that can be utilized in fiscal 2004 is limited to approximately $987,000. The $53,000,000 of pre-change of control net operating loss carryforwards expire as follows, if not previously utilized: $100,000 in 2019, $12,700,000 in 2020, $28,000,000 in 2021 and $12,200,000 in 2022. The remaining net operating loss carryforwards of $2,800,000 expire in 2023, if not previously utilized. As a result of these NOL carryforwards, the Company does not anticipate incurring any federal income tax liability in 2004.

6. COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following information should be read in conjunction with the accompanying Condensed Consolidated Financial Statements of the Company and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

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

We have seven manufacturing facilities located in the United States that are full service custom injection molding plants with post-molding secondary operations. Our current facilities collectively house 170 horizontal injection-molding machines with capacities ranging from 55 tons to 1,500 tons of clamping force. Each machine utilizes a computerized process controller that continuously monitors key process parameters on a real time basis and signals the operator if any parameter falls outside predetermined statistical limits. The injection molding process is supported by automated systems for raw material drying, conveying and regrinding. All of our plants have received TS 16949 certification with the exception of our Iowa facilities, which began production in December 2003.

We offer our customers value added post-molding secondary services, including ultrasonic inserting and welding, heat staking, solvent bonding, finishing, machining, assembly and on-line packaging. These important services support customers’ requirements for subassembled components, which provide cost savings and manufacturing efficiencies.

RESULTS OF OPERATIONS

The table below summarizes the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of net sales:

	First Quarter Ended
	March 27, 2004	March 29, 2003

Net sales	100.0%	100.0%
Cost of sales	87.4%	85.6%

Gross profit	12.6%	14.4%
Selling, general and administrative
expenses	6.1%	8.1%

Restructuring and impairment credits
	-	(0.9%)

Operating income	6.5%	7.2%
Interest expense	(3.8%)	(4.5%)
Other income, net	-	-

Income before income taxes	2.7%	2.7%
Provision for income taxes	-	-

Net income	2.7%	2.7%

Net sales

Net sales of $29,594,000 in the first quarter of 2004 were $7,414,000 (33.4%) higher than net sales of $22,180,000 in the first quarter of 2003. The increase is primarily driven by transferred and newly sourced business from an existing major consumer goods customer ($5,400,000) along with business from a new consumer goods customer ($917,000). We also obtained new business in the automotive market during the third and fourth quarter of 2003 that generated $731,000 of revenue in the first quarter of 2004, the benefits of which were offset by a reduction of $1,365,000 in business from other automotive customers. In addition, $2,015,000 of revenue in the first quarter of 2004 was from tooling for new customer programs versus $460,000 in the same period of 2003. The tooling revenue represents production tools for new programs produced for our customers. We outsource all production of tooling so this revenue results in minimal, if any, gross profit. Tooling projects will continue based on customer needs. We expect our total revenue levels to continue to increase for the balance of this year due to a long-term supply agreement with an existing major consumer goods customer and opportunities for new business from other consumer goods customers that we are currently pursuing.

Gross profit

Gross profit was 12.6% for the first quarter of 2004, compared to 14.4% for the corresponding period of 2003. This decrease can primarily be attributed to additional tooling revenue in 2004, which does not generate substantial gross profit as a percent of net sales. For the balance of 2004, we expect gross margins to remain level or slightly improve as we continue to grow revenues and leverage fixed costs.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) for the first quarter of 2004 increased $6,000 or 0.3% to $1,815,000 from $1,809,000 for the same period in the prior year. This increase is due to commission expense incurred in 2004 for business that was obtained in fourth quarter of 2003, netted with an overall decrease in other SG&A expenses attributable to maintaining staffing and spending levels that align with our business needs. Our operating income increased to 6.5% as a percentage of net sales for the first quarter of 2004 versus 6.3% (not including restructuring and impairment credits) for the first quarter of 2003. This is primarily due to our increase in net sales coupled with our maintaining of SG&A expense levels. Our near-term objective is to decrease SG&A as a percent of sales, even if the total expense increases to accommodate additional business.

Restructuring and impairment credits

In March 2003, management determined that our Greenville, Michigan facility will not be sold and will be returned to active use to provide additional manufacturing space to accommodate increased orders from a significant consumer goods customer. Accordingly, the remaining reserve of $207,000 associated with this anticipated sale was reversed in the first quarter of 2003.

Interest expense

Interest expense for the first quarter of 2004 was $1,120,000, an increase of $120,000 (12.0%) from the first quarter of 2003. This increase is mainly due to the continued accrual and compounding of interest on subordinated debt.

Net income

We recorded net income of $811,000 for the first quarter of 2004, compared to net income of $602,000 in the corresponding period of 2003. This improvement is a result of achieving higher gross profit while maintaining SG&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

At March 27, 2004, we had negative working capital of $28,496,000 compared to negative $28,248,000 at December 27, 2003. The decrease in working capital is mainly attributable to the continuing accrual of interest as well as dividends accrued on the Preferred Stock, offset by the favorable effects of the debt amendment dated April 23, 2004. The decrease in cash used in operations in 2004 relative to cash provided by operations in 2003 was primarily due to this increase in accrued dividends.

As discussed in Note 4, on April 23, 2004 the Company amended its senior credit facility, which increased our revolving line of credit, extended the maturity date of the revolving line of credit, and converted our capital expenditure line of credit to term debt.

Our capital expenditures in the first three months of 2004 were made to obtain additional machinery to accommodate new business.

TAX CONSIDERATIONS

As discussed in Note 5, the Company’s ability to utilize NOL carryforwards has been limited due to a “change in ownership.” Due to this “change in ownership,” the Company’s ability to offset future tax liabilities with NOL carryforwards has been limited. As a result of these NOL carryforwards, the Company does not anticipate incurring any federal income tax liability in 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have entered into an interest rate swap agreement to effectively fix the interest rate on approximately 77% of our term debt under the senior credit facility. Accordingly, our primary market risk exposure is to changes in interest rates in connection with our outstanding variable rate short-term and long-term debt not affected by the swap agreement. Based on the balances and debt agreements in effect at March 27, 2004, an increase in interest rates of 1% could result in us incurring an additional $220,000 in annual interest expense. Conversely, a decrease in interest rates of 1% could result in savings of $220,000 in annual interest expense. We do not expect this market risk exposure to have a material adverse effect on us. We do not enter into market risk sensitive instruments for trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

        (a)        Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act), have concluded that as of March 27, 2004, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which the Quarterly Report on Form 10-Q was being prepared.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS and Issuer Purchases of Equity Securities

During the first quarter ended March 27, 2004, the Company did not issue any unregistered shares of its Common Stock or purchase any of its equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

4(d)	Certificate of Amendment to Certificate of Designations of Clarion Technologies, Inc. for Series A Convertible Preferred Stock

10(w)	Fourth Amendment to Amended and Restated Credit Agreement dated April 14, 2004

10(x)	Fifth Amendment to Amended and Restated Credit Agreement dated April 23, 2004

10(y)	Amended and Restated Revolving Notes dated April 23, 2004

10(z)	Amended and Restated Term Notes dated April 23, 2004

10(aa)	Second Amendment to Amended and Restated Senior Subordinated Loan Agreement

31(a)	Certification of the Chief Executive Officer of Clarion Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of the Chief Financial Officer of Clarion Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of the Chief Executive Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32(b)	Certification of the Chief Financial Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2004	CLARION TECHNOLOGIES, INC. By: /s/ Edmund Walsh —————————————— Edmund Walsh, Chief Financial Officer

EXHIBIT LIST

4(d)	Certificate of Amendment to Certificate of Designations of Clarion Technologies, Inc. for Series A Convertible Preferred Stock

10(w)	Fourth Amendment to Amended and Restated Credit Agreement dated April 14, 2004

10(x)	Fifth Amendment to Amended and Restated Credit Agreement dated April 23, 2004

10(y)	Amended and Restated Revolving Notes dated April 23, 2004

10(z)	Amended and Restated Term Notes dated April 23, 2004

10(aa)	Second Amendment to Amended and Restated Senior Subordinated Loan Agreement

31(a)	Certification of the Chief Executive Officer of Clarion Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of the Chief Financial Officer of Clarion Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of the Chief Executive Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32(b)	Certification of the Chief Financial Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).