Form 10-Q
period 2004-06-26
CLARION TECHNOLOGIES INC/DE/
filed 2004-08-10
CIK 835409

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2004

[__]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _____

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [__] Yes [X] No

The number of shares outstanding of registrant’s common stock was 45,244,444 as of August 6, 2004.

INDEX

ITEM	DESCRIPTION NO.	PAGE NO.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Second Quarter Ended		Six Months Ended

	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Net sales	$28,127	$25,483	$57,721	$47,664
Cost of sales	24,718	21,905	50,567	40,887

Gross profit	3,409	3,578	7,154	6,777

Operating expenses:
Selling, general and administrative expenses	1,878	1,859	3,693	3,668
Restructuring and impairment credits	(117)	-	(117)	(207)

	1,761	1,859	3,576	3,461

Operating income	1,648	1,719	3,578	3,316

Interest expense	(1,120)	(982)	(2,240)	(1,982)
Other income (expense), net	(34)	17	(33)	22

Income before income taxes	494	754	1,305	1,356

Provision for income taxes	-	-	-	-

Net income	$494	$754	$1,305	$1,356

Net loss attributable to common shareholders	$(1,509)	$(1,265)	$(3,203)	$(2,633)

Average shares outstanding (basic and diluted)	45,209	44,375	45,155	44,325

Loss per share attributable to common
shareholders (basic and diluted)	$(.03)	$(.03)	$(.07)	$(.06)

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 26, 2004	June 28, 2003

ASSETS
Current assets:
Cash and cash equivalents	$51	$107
Accounts receivable, net of allowance of $208 and $160	12,703	10,090
Inventories	3,907	4,553
Prepaid expenses and other current assets	588	668

Total current assets	17,249	15,418

Property, plant and equipment, net	25,361	26,699

Other assets:
Goodwill	24,521	24,521
Deferred program costs, net of accumulated amortization of
$2,314 and $2,065	315	736
Deferred financing costs, net of accumulated amortization of
$582 and $535	319	315
Other long-term assets	89	14

	25,244	25,586

	$67,854	$67,703

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Revolving line of credit	$7,950	$7,051
Accounts payable	11,141	10,876
Accrued liabilities	2,360	3,653
Mandatorily redeemable common stock	2,550	2,550
Current portion of long-term debt	2,926	4,292

Total current liabilities	26,927	28,422

Long-term debt, net of current portion	24,280	25,307
Accrued dividends	17,355	13,297
Accrued interest	3,135	1,947
Other liabilities	39	52

Total liabilities	71,736	69,025

Redeemable Series A preferred stock	35,957	35,556
Redeemable Series B preferred stock	19,101	19,052

Shareholders' deficit:
Common stock	45	45
Additional paid-in capital	33,807	34,107
Accumulated other comprehensive income (loss)	76	(16)
Accumulated deficit	(92,868)	(90,066)

Total shareholders' deficit	(58,940)	(55,930)

	$67,854	$67,703

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended

	June 26, 2004	June 28, 2003

OPERATING ACTIVITIES:
Net income	$1,305	$1,356
Depreciation and amortization	2,083	2,229
Restructuring and impairment credits	(117)	(207)
Changes in operating assets and liabilities	(1,520)	(1,147)
Other, net	166	14

Cash provided by operating activities	1,917	2,245

INVESTING ACTIVITIES:
Capital expenditures	(1,322)	(1,610)
Proceeds from sale of building	1,006	-
Proceeds from note receivable	-	738
Other	-	19

Cash used in investing activities	(316)	(853)

FINANCING ACTIVITIES:
Net change in revolving credit borrowings	899	444
Payment of deferred financing costs	(53)	(331)
Proceeds from issuance of long-term debt	1,558	13,104
Repayments of long-term debt	(4,084)	(14,595)
Proceeds from issuance of capital stock	23	14

Cash used in financing activities	(1,657)	(1,364)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
	(56)	28

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR
	107	41

CASH AND CASH EQUIVALENTS, END OF PERIOD
	$51	$69

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$753	$778
Income taxes paid	-	-
Capital lease obligations incurred	-	9

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

The Company has classified checks disbursed but not yet presented for payment as accounts payable. The amounts at June 26, 2004, and December 27, 2003, were $1,910,000 and $1,032,000, respectively.

The Company operates in a single geographic location, North America, and in a single reportable business segment, plastic injection molding. The accounting policies of this reportable business segment are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

Earnings Per Share (EPS)

The following table reconciles the numerator and denominator used in the calculation of basic and diluted EPS:

	Second Quarter Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Numerator (in thousands):
Net income	$494	$754	$1,305	$1,356
Preferred stock dividends accrued	(1,777)	(1,819)	(4,058)	(3,586)
Accretion of preferred stock to mandatory
redemption value	(226)	(200)	(450)	(403)

Net loss attributable to common
shareholders	$(1,509)	$(1,265)	$(3,203)	$(2,633)

Denominator:
Weighted-average shares outstanding for
basic and diluted EPS	45,208,547	44,375,306	45,154,619	44,324,665

The denominator for computation of diluted EPS is the same as basic EPS for all periods presented because the assumed exercise of all common stock equivalents is antidilutive as a result of the net loss attributable to common shareholders incurred during each period.

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

	Second Quarter Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Net loss attributable to common shareholders	$(1,509)	$(1,265)	$(3,203)	$(2,633)

Deduct: Total stock-based compensation expense
determined under fair value based method for all
awards	23	84	81	208

Pro forma net loss attributable to common
shareholders	$(1,532)	$(1,349)	$(3,284)	$(2,841)

Earnings per share:

Basic and diluted, as reported	$(0.03)	$(0.03)	$(0.07)	$(0.06)

Basic and diluted, pro forma	$(0.03)	$(0.03)	$(0.07)	$(0.06)

For purposes of the SFAS 123 pro forma disclosures, the fair value of each option grant was estimated on the date of grant using the Black-Scholes model with the following assumptions:

	2004	2003
Dividend yield	0.0	0.0
Volatility, as a percent	57% to 64%	107% to 124%
Risk-free interest rate	4.7% to 5.0%	4.8% to 4.9%
Expected life in years after vest	9	9
Forfeitures are accounted for as they occur.

Comprehensive Income

The Company’s total comprehensive income is comprised of all changes in shareholders’ deficit during the period other than from transactions with shareholders. Comprehensive income consists of the following:

	Second Quarter Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Net income	$494	$754	$1,305	$1,356

Other comprehensive income (loss):
Market valuation adjustment of
interest rate swap, net of tax	204	(193)	92	(193)

Comprehensive income	$698	$561	$1,397	$1,163

Interest Rate Swap Agreement

The Company is exposed to various market risks, which include changes in interest rates. In accordance with the terms of the Senior Credit Agreement discussed in Note 4, the Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its term note and revolving credit facility. Interest rate swap agreements are contracts to exchange floating rates for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense. The Company does not use derivative financial instruments for trading purposes.

As amended, the interest rate swap agreement essentially fixes the interest rate on an initial notional amount of principal of $14,000,000, which decreases with each monthly settlement at a rate corresponding to the Company’s actual principal payments on the term debt (a notional amount of $13,858,000 at June 26, 2004). The interest rate swap agreement expires in 2008, and management currently has no intent to renew the agreement or enter into similar agreements in the near future. The fair value of the swap agreement at June 26, 2004 was approximately $76,000 and is recorded as a long-term asset on the balance sheet. Changes in the fair value of the swap agreement are reported as a component of other comprehensive income.

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

Reclassifications

Certain amounts previously reported in prior fiscal years in the condensed consolidated balance sheets of the Company have been reclassified to conform with the presentation of the current quarter. In particular, interest on the Company’s senior subordinated debt, as well as dividends on the Company’s preferred stock, which, in each case, are accrued and compounded and become payable upon maturity of the debt and preferred stock, respectively, have been reclassified as long-term liabilities rather than short-term liabilities.

2. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The components of inventories are as follows (in thousands):

	June 26, 2004	December 27, 2003

Raw materials	$1,917	$2,098
Work in process	352	708
Finished goods	1,638	1,747

Total	$3,907	$4,553

3. PROPERTY, PLANT AND EQUIPMENT

In June 2004, the Company sold one of its Greenville, Michigan facilities for $1,000,000 and subsequently leased it back for a term of two years. The sale resulted in a loss of $164,000, which was recognized in the second quarter of 2004. The subsequent lease is classified as an operating lease. Accordingly, rent expense will be recognized over the life of the lease agreement.

4. RESTRUCTURING AND IMPAIRMENT CREDITS

In March 2003, management determined that the Company’s Greenville, Michigan facility would not be closed as planned due to the need for additional manufacturing space to accommodate increased orders from a significant customer. Accordingly, the remaining reserve of $207,000 associated with this anticipated sale was reversed in the first quarter of 2003. In June 2004, management determined that two leases related to machines at the former Montpelier, Ohio facility would not result in any additional expense for the Company. Accordingly, the related liability of $117,000 for these expected termination expenses was reversed in the second quarter of 2004.

5. LONG-TERM DEBT

Long-term debt consists of the following obligations (in thousands):

	June 26, 2004	December 27, 2003

Senior credit facility:
Revolving credit facility	$7,950	$7,051
Term debt	11,933	12,133
Capital expenditure line of credit	-	1,442
Senior and other subordinated term notes, net of
unaccreted discount of $747 and $871	9,253	9,129
Other subordinated promissory notes	5,700	6,490
Capital lease obligations	320	405

	35,156	36,650
Less current portion	10,876	11,343

	$24,280	$25,307

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

Other subordinated promissory notes are comprised primarily of a note due to Electrolux Home Products, a division of White Consolidated Industries, Inc. (Electrolux), and certain notes payable to the Company’s senior subordinated lender and certain affiliates (A&M Notes). The Electrolux note was outstanding in the amount of $1,800,000 as of June 26, 2004, and is paid in equal monthly installments. The Electrolux note will mature no later than September 30, 2005. The A&M Notes were outstanding in the amount of $2,758,000 as of June 26, 2004, and the payment of interest is currently deferred and capitalized. The A&M Notes mature on June 30, 2005.

The senior credit facility requires the Company’s subordinated debt holders and preferred shareholders to forego interest and dividend payments, respectively, unless approved by the bank. The senior credit facility and senior subordinated term notes also prohibit the payment of dividends on common stock.

Based on the contractual terms of all debt agreements (as amended), principal maturities and capital lease obligations for the twelve-month period ended June 26 are as follows: 2005 — $10,876,000; 2006 — $5,087,000; 2007 — $8,798,000; 2008 — $11,142,000.

As amended on April 23, 2004, the Company was in compliance with the covenants under the terms of the Senior Credit Agreement and Senior Subordinated Debt Agreement for the period ended June 26, 2004, including covenants related to targets for earnings before interest, taxes, depreciation, and amortization (EBITDA), fixed charge coverage ratios, senior and total debt to EBITDA ratios, total liabilities to tangible capital fund ratios, working capital levels, and limits on capital expenditures and operating leases.

6. INCOME TAXES

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

7. COMMITMENTS AND CONTINGENCIES

The Company is involved in certain claims and litigation arising in the normal course of business, including certain litigation involving claims alleging damages under various contractual arrangements. After taking into consideration legal counsel’s evaluation of these claims and actions, the Company is currently of the opinion that their outcome will not have a significant effect on the Company’s consolidated financial position or future results of operations and cash flows.

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

We are primarily a company that provides our customers with plastic injection molding, post-molding assembly and finishing operations. Through the outsourcing of certain services, we also provide our customers with complex rapid prototyping, design and engineering services. By outsourcing certain services, we can cost effectively provide the ability to produce concept models, appearance models, engineering prototypes and pre-production samples. We also provide certain of these services directly. We believe, therefore, that we provide our customers with full service solutions, including access to modern design and machining equipment, including CAD/CAM systems, translators and plotters, electrical discharge machining equipment and miscellaneous support equipment.

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

RESULTS OF OPERATIONS

The table below summarizes the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of net sales:

	Second Quarter Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	87.9%	86.0%	87.6%	85.8%

Gross profit	12.1%	14.0%	12.4%	14.2%
Selling, general and administrative
expenses	6.7%	7.3%	6.4%	7.6%

Restructuring and impairment credits	(0.4%)	-	(0.2%)	(0.4%)

Operating income	5.8%	6.7%	6.2%	7.0%
Interest expense	(4.0%)	(3.9%)	(3.9%)	(4.2%)
Other income, net	(0.1%)	0.1%	(0.1%)	-

Income before income taxes
	1.7%	2.9%	2.2%	2.8%
Provision for income taxes	-	-	-	-

Net income	1.7%	2.9%	2.2%	2.8%

Net sales

Net sales of $28,127,000 in the second quarter of 2004 were $2,644,000 (10.4%) higher than net sales of $25,483,000 in the second quarter of 2003. Net sales of $57,721,000 for the first six months of 2004 were $10,057,000 (21.1%) higher than the comparable period of 2003. The increase is primarily driven by additional and new business from an existing major consumer goods customer ($8,281,000) along with business from a new consumer goods customer ($1,771,000), netted with decreases from other consumer goods customers of ($1,224,000). We also obtained new business in the automotive market during the third and fourth quarter of 2003 that generated $1,172,000 of revenue in the first six months of 2004, the benefits of which were offset by a reduction of $547,000 in business from other automotive customers. In addition, $2,730,000 of revenue in the first six months of 2004 was from tooling purchased by a customer for new programs versus $460,000 in the same period of 2003. We outsource all production of tooling so this revenue results in minimal, if any, gross profit. Tooling projects will continue based on customer needs. We expect total revenue levels to continue to increase due to a long-term supply agreement with a major consumer goods customer and opportunities in our other core markets for new business that we are currently pursuing.

Gross profit

Gross profit, as a percentage of 2004 net sales, was 12.1% for the second quarter and 12.4% for the first six months, compared to 14.0% and 14.2% in the corresponding periods of 2003. This decrease can primarily be attributed to additional tooling revenue in 2004, which generates minimal, if any, gross profit as a percent of net sales as well as higher fixed costs as a percentage of sales which resulted because sales levels were lower than expected. For the remainder of 2004, we expect gross margins to remain level or slightly improve as we continue to grow revenues and leverage fixed costs.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) for the second quarter of 2004 increased $19,000 or 1.0% to $1,878,000 from $1,859,000 for the same period in the prior year. SG&A increased $25,000 or 0.7% to $3,693,000 for the first six months of 2004, from $3,668,000 for the same period in 2003. SG&A decreased as a percentage of sales in the second quarter of 2004 as compared with the same period in 2003 and for the first six months of 2004 as compared with the same period in 2003. We were able to decrease staffing and spending levels in order to align with our business needs. Offsetting the decreases was commissions expense incurred in 2004 for business that was obtained in fourth quarter of 2003. Our near-term objective is to decrease SG&A as a percent of sales, even if the total expense increases to accommodate additional business.

Restructuring and impairment credits

In June 2004, the Company was informed that it would not incur any expenses for the termination of two leases of equipment associated with the former Montpelier, Ohio facility that was sold in May 2002. Accordingly, the related liability of $117,000 for these expected termination expenses was reversed in the second quarter of 2004.

In March 2003, management determined that our Greenville, Michigan facility would not be sold and would be returned to active use to provide additional manufacturing space to accommodate increased orders from a significant consumer goods customer. Accordingly, the remaining reserve of $207,000 associated with this anticipated sale was reversed in the first quarter of 2003.

Interest expense

Interest expense for the second quarter of 2004 was $1,120,000, an increase of $138,000 (14.1%) from the second quarter of 2003. This increase is mainly due to the continued accrual and compounding of interest on subordinated debt.

Net income

We recorded net income of $494,000 for the second quarter of 2004 and net income of $1,305,000 for the first six months of 2004, compared to net income of $754,000 and $1,356,000 in the corresponding periods of 2003, respectively. The decrease in the second quarter is primarily a result of decreased gross profit and increased interest expense, netted with the increase in impairment credits and decrease in SG&A expenses. The decrease in the first six months of 2004 is primarily a result of higher interest expense.

LIQUIDITY AND CAPITAL RESOURCES

At June 26, 2004, we had negative working capital of $9,678,000 compared to negative $13,004,000 at December 27, 2003. The increase in working capital is mainly attributable to the increase in accounts receivable, a decrease in accrued liabilities and current portion of long-term debt resulting from the reclassification of accrued interest and dividends, offset by the decrease in inventory.

As discussed in Note 3 to the condensed consolidated financial statements, in June 2004, the Company sold one of its Greenville, Michigan facilities for $1,000,000 and subsequently leased it back for a term of two years. The sale resulted in a loss of $164,000, which was recognized in the second quarter of 2004. The subsequent lease is classified as an operating lease. Accordingly, rent expense will be recognized over the life of the lease agreement.

As discussed in Note 5 to the condensed consolidated financial statements, on April 23, 2004 the Company amended its senior credit facility, which increased our revolving line of credit and converted our capital expenditure line of credit to term debt.

Our capital expenditures in the first six months of 2004 were made to obtain additional machinery to accommodate new business.

On July 30, 2004, the Company amended its senior credit facility and obtained a $3 million line of credit for capital expenditures. On June 30, 2005, the line converts to a term loan which matures on April 15, 2007.

TAX CONSIDERATIONS

As discussed in Note 6 to the condensed consolidated financial statements, the Company’s ability to utilize NOL carryforwards has been limited due to a “change in ownership.” Due to this “change in ownership,” the Company’s ability to offset future tax liabilities with NOL carryforwards has been limited. Nevertheless, as a result of these NOL carryforwards, the Company does not anticipate incurring any federal income tax liability in 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have entered into an interest rate swap agreement to effectively fix the interest rate on approximately 77% of our term debt under the Senior Credit Agreement. Accordingly, our primary market risk exposure is to changes in interest rates in connection with our outstanding variable rate short-term and long-term debt not affected by the swap agreement. Based on the balances and debt agreements in effect at June 26, 2004, an increase in interest rates of 1% could result in us incurring an additional $220,000 in annual interest expense. Conversely, a decrease in interest rates of 1% could result in savings of $220,000 in annual interest expense. We do not expect this market risk exposure to have a material adverse effect on us. We do not enter into market risk sensitive instruments for trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

        (a)        Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act), have concluded that as of June 26, 2004, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which the Quarterly Report on Form 10-Q was being prepared.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on May 12, 2004, the stockholders of the Company elected the following seven directors for terms of office expiring at the annual meeting of stockholders in the year 2005:

NAME Kenneth LaGrand Steven W. Olmstead Jack D. Rutherford Frederick A. Sotok Frank T. Steck Anthony Wauterlek Craig A. Wierda	FOR 71,864,426 71,491,569 71,482,183 71,864,326 70,355,883 71,507,283 71,864,426	WITHHOLD 6,487,363 6,860,219 6,869,605 6,487,463 7,995,905 6,844,505 6,487,363

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

10(bb)	Sixth Amendment to Amended and Restated Credit Agreement, dated July 30, 2004.

10(cc)	Capex Note to Bank One, NA, dated July 30, 2004.

10(dd)	Capex Note to Fifth Third Bank, dated July 30, 2004.

10(ee)	Consent and Third Amendment to Amended and Restated Senior Subordinated Loan Agreement, dated July 30, 2004.

10(ff)	Lease, dated June 15, 2004, between Clarion Technologies, Inc. and Stafford Real Estate, LLC.

31.1	Certification of the Chief Executive Officer of Clarion Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Clarion Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of the Chief Financial Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)	Reports of Form 8-K:

On April 13, 2004, pursuant to Item 9, the Company disclosed its annual Letter to Shareholders.

On April 30, 2004, pursuant to Item 12, the Company reported its first quarter 2004 results.

On May 12, 2004, pursuant to Item 9, the Company disclosed its annual presentation to shareholders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2004	CLARION TECHNOLOGIES, INC. /s/ Edmund Walsh —————————————— Edmund Walsh, Chief Financial Officer

EXHIBIT LIST

10(bb)	Sixth Amendment to Amended and Restated Credit Agreement, dated July 30, 2004.

10(cc)	Capex Note to Bank One, NA, dated July 30, 2004.

10(dd)	Capex Note to Fifth Third Bank, dated July 30, 2004.

10(ee)	Consent and Third Amendment to Amended and Restated Senior Subordinated Loan Agreement, dated July 30, 2004.

10(ff)	Lease, dated June 15, 2004, between Clarion Technologies, Inc. and Stafford Real Estate, LLC.

31.1	Certification of the Chief Executive Officer of Clarion Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Clarion Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of the Chief Financial Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

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

Date: August 10, 2004	CLARION TECHNOLOGIES, INC. By: /s/ William Beckman —————————————— William Beckman Its: Chief Executive Officer

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

Date: August 10, 2004	CLARION TECHNOLOGIES, INC. By: /s/ Edmund Walsh —————————————— Edmund Walsh Its: Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF THE
CHIEF EXECUTIVE OFFICER OF
CLARION TECHNOLOGIES, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, William Beckman Chief Executive Officer of Clarion Technologies, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-Q for the quarterly period ended June 26, 2004, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended June 26, 2004, fairly presents, in all material respects, the financial condition and results of operations of Clarion Technologies, Inc.

Date: August 10, 2004	CLARION TECHNOLOGIES, INC. By: /s/ William Beckman —————————————— William Beckman Its: Chief Executive Officer

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
CHIEF FINANCIAL OFFICER OF
CLARION TECHNOLOGIES, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Edmund Walsh, Chief Financial Officer of Clarion Technologies, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-Q for the quarterly period ended June 26, 2004, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended June 26, 2004, fairly presents, in all material respects, the financial condition and results of operations of Clarion Technologies, Inc.

Date: August 10, 2004	CLARION TECHNOLOGIES, INC. By: /s/ Edmund Walsh —————————————— Edmund Walsh Its: Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Clarion Technologies, Inc. and will be retained by Clarion Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.