Form 10-Q
period 2004-09-25
CLARION TECHNOLOGIES INC/DE/
filed 2004-11-12
CIK 835409

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2004

[__]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _______

Commission file number 0-24690

CLARION TECHNOLOGIES, INC.
(Name of registrant as specified in its charter)

Delaware (State of Incorporation)	91-1407411 (I.R.S. Employer Identification No.)

38 W. Fulton, Suite 300, Grand Rapids, Michigan 49503
(Address of principal executive offices)

Issuer’s telephone number: (616) 454-0055

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [__] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange

Act). [__] Yes [X] No

The number of shares outstanding of registrant’s common stock was 45,270,204 as of November 11, 2004.

INDEX

ITEM NO.	DESCRIPTION	PAGE NO.
PART I - FINANCIAL INFORMATION		1
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1
	(a) Condensed Consolidated Statements of Operations (b) Condensed Consolidated Balance Sheets (c) Condensed Consolidated Statements of Cash Flows (d) Notes to Condensed Consolidated Financial Statements	1 3 4 4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	14
PART II - OTHER INFORMATION		14
Item 1.	Legal Proceedings	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits	14
Signatures		15
EXHIBITS		16

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Third Quarter Ended		Nine Months Ended

	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003

Net sales	$30,592	$26,136	$88,313	$73,800
Cost of sales	27,677	22,867	78,245	63,754

Gross profit	2,915	3,269	10,068	10,046

Operating expenses:
Selling, general and administrative expenses	1,658	1,756	5,350	5,424
Restructuring and impairment (credits) expense	887	-	770	(207)

	2,545	1,756	6,120	5,217

Operating income	370	1,513	3,948	4,829

Interest expense	(1,119)	(1,041)	(3,359)	(3,023)
Stock issued for services rendered	-	(373)	-	(373)
Gain on extinguishment of debt	-	332	-	332
Other income (expense), net	2	(7)	(31)	15

Income (loss) before income taxes	(747)	424	558	1,780

Provision for income taxes	-	-	-	-

Net income (loss)	$(747)	$424	$558	$1,780

Net loss attributable to common shareholders	$(3,436)	$(1,659)	$(6,639)	$(4,293)

Average shares outstanding (basic and diluted)	45,242	44,869	45,184	44,506

Loss per share attributable to common shareholders (basic and diluted)	$(.08)	$(.04)	$(.15)	$(.10)

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 25, 2004	December 27, 2003

	(UNAUDITED)	(AUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$62	$107
Accounts receivable, net of allowance of $145 and $160	14,235	10,090
Inventories	4,228	4,553
Prepaid expenses and other current assets	285	668

Total current assets	18,810	15,418

Property, plant and equipment, net	24,766	26,699

Other assets:
Goodwill	24,521	24,521
Deferred program costs, net of accumulated amortization of $2,447 and $2,065	181	736
Deferred financing costs, net of accumulated amortization of $612 and $535	291	315
Other long-term assets	14	14

	25,007	25,586

	$68,583	$67,703

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Revolving line of credit	$5,400	$7,051
Accounts payable	15,639	10,876
Accrued liabilities	1,963	3,653
Mandatorily redeemable common stock	2,550	2,550
Current portion of long-term debt	5,988	4,292

Total current liabilities	31,540	28,422

Long-term debt, net of current portion	20,581	25,307
Accrued dividends	19,816	13,297
Accrued interest	3,764	1,947
Other liabilities	80	52

Total liabilities	75,781	69,025

Redeemable Series A preferred stock	36,161	35,556
Redeemable Series B preferred stock	19,126	19,052

Shareholders' deficit:
Common stock	45	45
Additional paid-in capital	33,613	34,107
Accumulated other comprehensive loss	(42)	(16)
Accumulated deficit	(96,101)	(90,066)

Total shareholders' deficit	(62,485)	(55,930)

	$68,583	$67,703

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended

	September 25, 2004	September 27, 2003

OPERATING ACTIVITIES:
Net income	$558	$1,780
Depreciation and amortization	3,026	3,356
Restructuring and impairment (credits) expense	770	(207)
Changes in operating assets and liabilities	1,661	(295)
Stock issued for services rendered	-	373
Other, net	166	13

Cash provided by operating activities	6,181	5,020

INVESTING ACTIVITIES:
Capital expenditures	(2,302)	(2,466)
Proceeds from sale of building	1,006	-
Proceeds from note receivable	-	739
Other	-	19

Cash used in investing activities	(1,296)	(1,708)

FINANCING ACTIVITIES:
Net change in revolving credit borrowings	(1,651)	(1,039)
Payment of deferred financing costs	(53)	(331)
Proceeds from issuance of long-term debt	1,560	13,314
Repayments of long-term debt	(4,819)	(15,198)
Proceeds from issuance of capital stock	33	21

Cash used in financing activities	(4,930)	(3,233)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(45)	79

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	107	41

CASH AND CASH EQUIVALENTS, END OF PERIOD	$62	$120

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,000	$1,118
Income taxes paid	-	-
Capital lease obligations incurred	30	9

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

The Company has classified checks disbursed but not yet presented for payment as accounts payable. The amounts at September 25, 2004, and December 27, 2003, were $2,031,000 and $1,032,000, respectively.

The Company operates in a single geographic location, North America, and in a single reportable business segment, plastic injection molding. The accounting policies of this reportable business segment are described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

Earnings Per Share (EPS)

The following table reconciles the numerator and denominator used in the calculation of basic and diluted EPS:

	Third Quarter Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003

Numerator (in thousands):
Net income	$(747)	$424	$558	$1,780
Preferred stock dividends accrued	(2,461)	(1,876)	(6,519)	(5,462)
Accretion of preferred stock to mandatory
redemption value	(228)	(207)	(678)	(611)

Net loss attributable to common
shareholders	$(3,436)	$(1,659)	$(6,639)	$(4,293)

Denominator:
Weighted-average shares outstanding for
basic and diluted EPS	45,242,498	44,868,743	45,183,912	44,506,024

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

	Third Quarter Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003

Net loss attributable to common shareholders	$(3,436)	$(1,659)	$(6,639)	$(4,293)

Deduct: Total stock-based compensation
expense determined under fair value based
method for allawards	23	84	104	292

Pro forma net loss attributable to
common shareholders	$(3,459)	$(1,743)	$(6,743)	$(4,585)

Earnings per share:

Basic and diluted, as reported	$(0.08)	$(0.04)	$(0.15)	$(0.10)

Basic and diluted, pro forma	$(0.08)	$(0.04)	$(0.15)	$(0.10)

For purposes of the SFAS 123 pro forma disclosures, the fair value of each option grant was estimated on the date of grant using the Black-Scholes model with the following assumptions:

	2004	2003
Dividend yield	0.0	0.0
Volatility, as a percent	54% to 64%	83% to 124%
Risk-free interest rate	4.7% to 5.3%	4.5% to 4.9%
Expected life in years after vest	9	9
Forfeitures are accounted for as they occur

Comprehensive Income

The Company’s total comprehensive income is comprised of all changes in shareholders’ deficit during the period other than from transactions with shareholders. Comprehensive income consists of the following (in thousands):

	Third Quarter Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003

Net income	$(747)	$424	$558	$1,780

Other comprehensive
income (loss):
Market valuation
adjustment of interest rate
swap, net of tax	(118)	98	(26)	(95)

Comprehensive income	$(865)	$522	$532	$1,685

Interest Rate Swap Agreement

The Company is exposed to various market risks, which include changes in interest rates. In accordance with the terms of the Senior Credit Agreement discussed in Note 5, the Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its term note and revolving credit facility. Interest rate swap agreements are contracts to exchange floating rates for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense. The Company does not use derivative financial instruments for trading purposes.

As amended, the interest rate swap agreement essentially fixes the interest rate on an initial notional amount of principal of $14,000,000, which decreases with each monthly settlement at a rate corresponding to the Company’s actual principal payments on the term debt (a notional amount of $13,530,000 at September 25, 2004). The interest rate swap agreement expires in 2008, and management currently has no intent to renew the agreement or enter into similar agreements in the near future. The fair value of the swap agreement at September 25, 2004 was approximately $(42,000) and is recorded as a long-term liability on the balance sheet. Changes in the fair value of the swap agreement are reported as a component of other comprehensive income.

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

2. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The components of inventories are as follows (in thousands):

	September 25, 2004	December 27, 2003

Raw materials	$2,059	$2,098
Work in process	654	708
Finished goods	1,515	1,747

Total	$4,228	$4,553

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

In September 2004, the Company entered into a ten-year operating lease for an additional manufacturing location in Ames, Iowa. The facility contains approximately 124,000 of industrial manufacturing square footage, and will accommodate additional business obtained from customers in the consumer goods and appliance market. The additional business is expected to begin production over the next several months. The lease includes optional renewal terms extending through September 2024.

The following is a schedule of future minimum rental payments required under capital and operating leases that have initial or remaining noncancellable lease terms in excess of one year as of September 25, 2004 (in thousands):

Fiscal year ended	Capital	Operating

2005	$153	$928
2006	147	965
2007	41	971
2008	7	883
2009	4	820
2010 and thereafter	-	4,665

Total minimum lease payments	352	$9,232

Less amounts representing interest	(36)

Present value of minimum lease payments	$316

4. RESTRUCTURING AND IMPAIRMENT CREDITS

In March 2003, management determined that the Company’s Greenville, Michigan facility would not be closed as planned due to the need for additional manufacturing capacity to accommodate increased orders from a significant customer. Accordingly, the remaining reserve of $207,000 associated with this anticipated sale was reversed in the first quarter of 2003. In June 2004, management determined that two leases related to machines at the former Montpelier, Ohio facility would not result in any additional expense for the Company. Accordingly, the related liability of $117,000 for these expected termination expenses was reversed in the second quarter of 2004.

As part of the Company's consolidation efforts, the Company is considering reducing the number of facilities within Michigan and has entered negotiations with a potential buyer for one of its facilities. As a result of those negotiations, it is reasonably possible that the Company could dispose of one of its facilities. During this process, it was determined that an asset impairment charge in the amount of $887,000 was required in the third quarter of 2004 to adjust the net carrying value of this manufacturing facility to its estimated fair value.

5. LONG-TERM DEBT

Long-term debt consists of the following obligations (in thousands):

	September 25, 2004	December 27, 2003

Senior credit facility:
Revolving credit facility	$5,400	$7,051
Term debt	11,533	12,133
Capital expenditure line of credit	-	1,442
Senior and other subordinated term notes, net of
unaccreted discount of $685 and $871	9,315	9,129
Other subordinated promissory notes	5,405	6,490
Capital lease obligations	316	405

	31,969	36,650
Less current portion	11,388	11,343

	$20,581	$25,307

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

Other subordinated promissory notes are comprised primarily of a note due to Electrolux Home Products, a division of White Consolidated Industries, Inc. (Electrolux), and certain notes payable to the Company’s senior subordinated lender and certain affiliates (A&M Notes). The Electrolux note was outstanding in the amount of $1,500,000 as of September 25, 2004, and is paid in equal monthly installments. The Electrolux note will mature no later than September 30, 2005. The A&M Notes were outstanding in the amount of $2,758,000 as of September 25, 2004, and the payment of interest is currently deferred and capitalized. The A&M Notes mature on June 30, 2005.

The senior credit facility requires the Company’s subordinated debt holders and preferred shareholders to forego interest and dividend payments, respectively, unless approved by the bank. The senior credit facility and senior subordinated term notes also prohibit the payment of dividends on common stock.

On July 30, 2004, the Company amended its senior credit facility and obtained a $3,000,000 line of credit for capital expenditures. On June 30, 2005, the line converts to a term loan which matures on April 15, 2007.

Based on the contractual terms of all debt agreements (as amended), principal maturities and capital lease obligations for the twelve-month period ended September 25 are as follows: 2005 — $11,388,000; 2006 — $1,737,000; 2007 — $19,519,000; 2008 — $7,000; 2009 — $3,000.

Our Senior Credit Agreement and Senior Subordinated Debt Agreement contain numerous restrictive covenants, including covenants related to targets for earnings before interest, taxes, depreciation, and amortization (EBITDA), fixed charge coverage ratios, senior and total debt to EBITDA ratios, total liabilities to tangible capital fund ratios, working capital levels, and limits on capital expenditures and operating leases. At September 25, 2004, the Company was in technical default with respect to one of these covenants and, therefore, the Company has obtained a waiver of that default. The Company expects to be in compliance going forward.

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

RESULTS OF OPERATIONS

The table below summarizes the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of net sales:

	Third Quarter Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	90.5%	87.5%	88.6%	86.4%

Gross profit	9.5%	12.5%	11.4%	13.6%
Selling, general and administrative
expenses	5.4%	6.7%	6.1%	7.3%

Restructuring and impairment (credits) expense	2.9%	-	(0.9%)	(0.2%)

Operating income	1.2%	5.8%	4.4%	6.5%
Interest expense	(3.7%)	(5.4%)	(3.8%)	(4.6%)
Gain on extinguishment of debt	1.3%	0.4%
Other income, net	-	-	-	-

Income before income taxes	(2.5%)	1.7%	0.6%	2.3%
Provision for income taxes	-	-	-	-

Net income (loss)	(2.5%)	1.7%	0.6%	2.3%

Net sales

Net sales of $30,592,000 in the third quarter of 2004 were $4,456,000 (17.0%) higher than net sales of $26,136,000 in the third quarter of 2003. Net sales of $88,313,000 for the first nine months of 2004 were $14,513,000 (19.7%) higher than the comparable period of 2003. The increase is primarily driven by additional and new business from an existing major consumer goods customer ($10,470,000) along with business from a new consumer goods customer ($2,108,000). Netted against these increases was an overall net decrease in the automotive market ($3,483,000). In addition, $6,668,000 of revenue in the first nine months of 2004 was from tooling purchased by customers for new programs versus $1,091,000 in the same period of 2003. We outsource all production of tooling so this revenue results in minimal, if any, gross profit. Tooling projects will continue based on customer needs. We expect total revenue levels to continue to increase due to a long-term supply agreement with a major consumer goods customer and opportunities in our other core markets for new business that we are currently pursuing.

Gross profit

Gross profit, as a percentage of 2004 net sales, was 9.5% for the third quarter and 11.4% for the first nine months, compared to 12.5% and 13.6% in the corresponding periods of 2003. This decrease can primarily be attributed to additional tooling revenue in 2004, which generates minimal, if any, gross profit as a percent of net sales. For the remainder of 2004, we expect gross margins to remain level.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) for the third quarter of 2004 decreased $98,000 or 0.7% to $1,658,000 from $1,756,000 for the same period in the prior year. SG&A decreased $73,000 or 1.3% to $5,350,000 for the first nine months of 2004, from $5,424,000 for the same period in 2003. SG&A decreased as a percentage of sales in the third quarter of 2004 as compared with the same period in 2003 and for the first nine months of 2004 as compared with the same period in 2003. We were able to decrease staffing and spending levels to better align with our business needs. Offsetting the decreases was commissions expense incurred in 2004 for business that was obtained in fourth quarter of 2003. Our near-term objective is to decrease SG&A as a percent of sales, even if the total expense increases to accommodate additional business.

Restructuring and impairment (credits) expense

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

As part of our consolidation efforts, we are considering reducing the number of facilities within Michigan and have entered negotiations with a potential buyer for one of our facilities. As a result of those negotiations, it is reasonably possible that we could dispose of one of our facilities. During this process, it was determined that an asset impairment charge in the amount of $887,000 was required in the third quarter of 2004 to adjust the net carrying value of this manufacturing facility to its estimated fair value.

Interest expense

Interest expense for the third quarter of 2004 was $1,119,000, an increase of $78,000 (7.5%) from the third quarter of 2003. Interest expense for the first nine months of 2004 was $3,359,000, an increase of $336,000 (11.1%) from the corresponding period of 2003. These increases are mainly due to the continued accrual and compounding of interest on subordinated debt.

Net income (loss)

We recorded net loss of $747,000 for the third quarter of 2004 and net income of $558,000 for the first nine months of 2004, compared to net income of $424,000 and $1,780,000 in the corresponding periods of 2003. The decrease in the third quarter and the first nine months of 2004 is primarily a result of decreased gross profit, increased interest expense, and impairment expense.

LIQUIDITY AND CAPITAL RESOURCES

At September 25, 2004, we had negative working capital of $12,730,000 compared to negative $13,004,000 at December 27, 2003. The increase in working capital is mainly attributable to the increase in accounts receivable, a decrease in accrued liabilities and a decrease current portion of long-term debt resulting from the reclassification of accrued interest and dividends.

Our capital expenditures in the first nine months of 2004 were made to obtain additional machinery to accommodate new business.

In September 2004, the Company entered into a ten-year operating lease for an additional manufacturing location in Ames, Iowa. This lease increased the Company’s operating lease obligation as follows (in thousands):

	Payments due by period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating lease obligations	9,232	928	1,936	1,703	$4,665

On July 30, 2004, the Company amended its senior credit facility and obtained a $3,000,000 line of credit for capital expenditures. On June 30, 2005, the line converts to a term loan which matures on April 15, 2007.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have entered into an interest rate swap agreement to effectively fix the interest rate on approximately 77% of our term debt under the Senior Credit Agreement. Accordingly, our primary market risk exposure is to changes in interest rates in connection with our outstanding variable rate short-term and long-term debt not affected by the swap agreement. Based on the balances and debt agreements in effect at September 25, 2004, an increase in interest rates of 1% could result in us incurring an additional $169,000 in annual interest expense. Conversely, a decrease in interest rates of 1% could result in savings of $169,000 in annual interest expense. We do not expect this market risk exposure to have a material adverse effect on us. We do not enter into market risk sensitive instruments for trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

        (a)        Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act), have concluded that as of September 25, 2004, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which the Quarterly Report on Form 10-Q was being prepared.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

10(gg)	Seventh Amendment to Amended and Restated Credit Agreement dated November 9, 2004.

10(hh)	Fourth Amendment to Amended and Restated Senior Subordinated Loan Agreement dated November 9, 2004.

31.1	Certification of the Chief Executive Officer of Clarion Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Clarion Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of the Chief Financial Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2004	CLARION TECHNOLOGIES, INC. /s/ Edmund Walsh —————————————— Edmund Walsh, Chief Financial Officer

EXHIBIT LIST

10(gg)	Seventh Amendment to Amended and Restated Credit Agreement dated November 9, 2004.

10(hh)	Fourth Amendment to Amended and Restated Senior Subordinated Loan Agreement dated November 9, 2004.

31.1	Certification of the Chief Executive Officer of Clarion Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Clarion Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of the Chief Financial Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

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

Date: November 12, 2004	CLARION TECHNOLOGIES, INC. By: /s/ William Beckman —————————————— William Beckman Its: Chief Executive Officer

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

Date: November 12, 2004	CLARION TECHNOLOGIES, INC. By: /s/ Edmund Walsh —————————————— Edmund Walsh Its: Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF THE
CHIEF EXECUTIVE OFFICER OF
CLARION TECHNOLOGIES, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, William Beckman Chief Executive Officer of Clarion Technologies, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-Q for the quarterly period ended September 25, 2004, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended September 25, 2004, fairly presents, in all material respects, the financial condition and results of operations of Clarion Technologies, Inc.

Date: November 12, 2004	CLARION TECHNOLOGIES, INC. By: /s/ William Beckman —————————————— William Beckman Its: Chief Executive Officer

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
CHIEF FINANCIAL OFFICER OF
CLARION TECHNOLOGIES, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Edmund Walsh, Chief Financial Officer of Clarion Technologies, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-Q for the quarterly period ended September 25, 2004, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended September 25, 2004, fairly presents, in all material respects, the financial condition and results of operations of Clarion Technologies, Inc.

Date: November 12, 2004	CLARION TECHNOLOGIES, INC. By: /s/ Edmund Walsh —————————————— Edmund Walsh Its: Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Clarion Technologies, Inc. and will be retained by Clarion Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.