Form 10-K
period 2004-12-31
CLARION TECHNOLOGIES INC/DE/
filed 2005-03-25
CIK 835409

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

————————

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2004

[__]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 0-24690

CLARION TECHNOLOGIES, INC.
————————
(Exact name of registrant as specified in its charter)

Delaware ————————	91-1407411 ————————
(State of Incorporation)	(I.R.S. Employer Identification No.)

38 W. Fulton, Suite 300, Grand Rapids, Michigan ————————	49503 ————————
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (616) 454-0055.

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class ———————————————— Common Stock, $.001 PAR VALUE	Name of Each Exchange or ———————————————— Over-the-Counter Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [__] No [ X ]

As of June 26, 2004, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock as reported on the OTC Bulletin Board, was $10,469,834.

As of March 25, 2005, the number of shares outstanding of registrant’s common stock was 45,301,917.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

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

In 1998, we developed a business strategy that focused on the highly fragmented plastic injection-molding industry with the intent of creating, primarily through acquisitions, a significant full-service custom injection molder to the automotive, heavy truck, and consumer goods industries. Between 1997 and the end of fiscal 2000, we completed six acquisitions that added injection molding plants, assets and services to our operations. During fiscal 2002, we exited the heavy truck industry with the sale of our Montpelier, Ohio facility. During fiscal 2003, we acquired machinery and equipment in Pella, Iowa and began operating two facilities in that location. These two facilities were leased on a short term basis. In 2004, we began leasing a larger facility in Ames, Iowa to accommodate additional business. The Ames location will allow us to exit both Pella facilities by the middle of 2005. In addition, in response to customer requirements, we expect to begin operating a facility in Mexico in 2005. This facility will be in close proximity to our customer.

During 2004, we continued to grow our business as our revenues grew over 20% from 2003 levels. We generated this increase by growing our relationship with our key customers and by adding additional manufacturing capacity in Iowa to accommodate additional business. We also continued to adjust our cost structure to reduce manufacturing costs, including improving our efficiency in the use of raw materials and scrap, and reducing or maintaining our overall overhead costs. We believe our current cost structure has positioned the Company to be the lowest cost manufacturer to our current customer base which provides a further competitive advantage.

While we have expanded our operations into Iowa, in order to take advantage of important new sales opportunities, we have attempted to further improve our cost structure by disposing of our South Haven, Michigan facility and consolidate those operations with our Caledonia, Michigan operations. The sale of the South Haven facility was completed on January 31, 2005 for a total sales price of approximately $1,600,000. We will lease that facility for the balance of 2005 as we transition those operations to our Caledonia facility.

On December 27, 2002, we completed a restructuring with our senior subordinated lenders in which principal and related accrued interest totaling $37,770,000 were converted into 37,770 shares of Series A Preferred Stock. The remaining outstanding principal and related accrued interest totaling $10,000,000 were converted into new senior subordinated notes in the aggregate principal amount of $10,000,000 due June 30, 2007. Our senior subordinated debt now bears interest at the rate of 15% per annum, rather than 12% per annum. According to the terms of these notes as amended in April 2004, payment of that interest is deferred until the Company maintains the fixed charge ratio stipulated in the amendment for four consecutive quarters. Deferred and accrued interest are capitalized.

On April 14, 2003, we refinanced our senior debt. The $14,500,000 term loan portion of our new senior credit facility matures on April 30, 2007, and the $10,000,000 revolving line of credit matures on April 14, 2005. At December 25, 2004, our outstanding senior debt consisted of $6,850,000 outstanding on the revolving line of credit and $11,133,000 outstanding on the term loan. We fully expect that our revolving line of credit will be renewed in the ordinary course of business.

The terms of our Electrolux note were also modified on April 14, 2003; as of that date, the outstanding amount was $4,300,000. At December 25, 2004, the outstanding principal amount of the Electrolux note was $1,200,000. The Electrolux note will mature on September 30, 2005, bears interest at 12% per annum and is payable monthly.

Our common stock is registered with the Securities and Exchange Commission (SEC) under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the Exchange Act). We are therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. The Sarbanes-Oxley Act of 2002 (Act) provided for certain changes to the reporting, accounting, corporate governance and business practices of companies as well as financial and other professionals who have involvement with the U.S. public markets. As of December 25, 2004, we have complied with all requirements of the Act.

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through our website at www.clariontechnologies.com as soon as reasonably practicable after filing with the SEC.

Our principal corporate offices are located at 38 W. Fulton, Suite 300, Grand Rapids, Michigan 49503, and our telephone number at these offices is 616-454-0055. References in this document to fiscal 2004, fiscal 2003 and fiscal 2002 refer to our fiscal years ended December 25, 2004, December 27, 2003, and December 28, 2002, respectively.

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

Business Strategy

Our strategy is to grow the business primarily through internal growth that may be complemented by strategic acquisitions. We believe that internal growth will be accomplished by expanding sales and increasing throughput in our current injection molding plants or in new facilities located in close proximity to our significant customers. Our goal for increasing sales is to provide injection molded products and services that meet and exceed industry standards. We are focusing on being the low cost quality producer while providing niche products and value added services, allowing our customers to concentrate on their primary product strategies. Our growth is focused on expanding our relationship with our current large customers as well as pursuing new customers in order to diversify our sales base.

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

Markets and Products

We produce plastic parts for our customers that operate principally in the automotive and consumer goods markets. The majority of our sales are made to companies domiciled in the United States. The following table summarizes each of our markets as a percentage of total sales for the fiscal years stated:

	% of Sales

	Fiscal 2004	Fiscal 2003	Fiscal 2002

Automotive	25%	32%	48%
Consumer Goods	75%	68%	50%

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

We have eight manufacturing facilities located in the United States that are full service custom injection molding plants with post-molding secondary operations. Our current facilities collectively house 174 horizontal injection-molding machines with capacities ranging from 55 tons to 1,500 tons of clamping force. Each machine utilizes a computerized process controller that continuously monitors key process parameters on a real time basis and signals the operator if any parameter falls outside predetermined statistical limits. The injection molding process is supported by automated systems for raw material drying, conveying and regrinding. All of our plants have received TS 16949 certification with the exception of our Iowa facilities which started production in December of 2003.

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

Customers

In fiscal 2004, we had two customers, Electrolux Home Products, Inc. (Electrolux) and Plastech Extended Enterprises, Inc., each of which accounted for more than 10% of our consolidated net sales, and together which accounted in the aggregate for approximately 78% of consolidated net sales. The loss of Electrolux as a customer would have a material adverse effect on the Company’s results of operations and financial condition. Because of the importance of new vehicle sales by the major automotive manufacturers to our operations, our business is affected by general business conditions in this industry. Our operations are also dependent to a certain degree on the general economic climate in the appliance and other markets in which we sell product. Our customers generally place orders for goods based on their production requirements for the following three to four months, with a non-binding estimate of requirements over six to eight months. Management believes that the relatively long production cycles for our customers make these estimates reliable.

Competition

The national plastic injection-molding industry is highly fragmented and characterized by intense competition. Our actual competitive market, however, is regional due to the significant impact of freight costs. Within the regions where we operate, there are many suppliers of plastic injection molded components. We believe that none of our competitors have a dominant position in the market, although several of them have, or may have, greater financial and other resources than we do.

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

We routinely monitor environmental compliance at all of our manufacturing facilities. The cost of such compliance is not significant. We are not currently subject to any environmental proceedings. During fiscal 2004, we did not make any significant capital expenditures for environmental control facilities, nor do we anticipate any such expenditures in the near future. Actions by federal, state and local governmental agencies concerning environmental matters could result in laws or regulation that could increase the cost of producing the products manufactured by us or otherwise adversely affect the demand for our products.

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

Employees

As of March 25, 2005, we had approximately 675 full-time employees. None of our employees are represented by a union. We believe that our future success will depend on our ability to continue recruiting, retaining and motivating qualified personnel at all levels within the Company. We consider our relations with employees to be good.

ITEM 2. PROPERTIES.

The following table provides information regarding our principal facilities at March 5, 2005.

Location	Square Footage	Leased/Owned	Description of Use
Caledonia, Michigan	86,000	Leased	Manufacturing
Greenville, Michigan	130,000	Owned	Manufacturing
Greenville, Michigan	60,000	Leased	Manufacturing
Grand Rapids, Michigan	1,000	Leased	Executive office
South Haven, Michigan	110,000	Leased	Manufacturing
Anderson, South Carolina	131,000	Owned	Manufacturing
Ames, Iowa	125,000	Leased	Manufacturing
Pella, Iowa (2 facilities)	67,000	Leased	Manufacturing

Our buildings, machinery and equipment have been well maintained, are in good operating condition, and are adequate for current production requirements. Our facilities are currently not fully utilized and, therefore, can absorb additional business.

Effective January 31, 2005, we sold our South Haven facility for approximately $1,600,000. Under the terms of that transaction, we agreed to lease that facility until the end of calendar 2005. Monthly lease costs are approximately $13,900 until May, 2005, at which time the monthly lease cost is reduced to $10,400 for the balance of the year.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

ADDITIONAL ITEM – EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers:

Name	Age	Position
William Beckman	57	President
John Brownlow	41	Vice President of Sales
Thomas Wallace	50	Chief Operating Officer
Edmund Walsh	35	Treasurer and Chief Financial Officer

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

Edmund Walsh has served as our Treasurer since April 2002 and as Chief Financial Officer since September 2001. From May 2001 until September 2001, Mr. Walsh served as Operations Controller. From August 1999 to May 2001, Mr. Walsh served as Senior Business Analyst at Steelcase Inc. From June 1992 to August 1999, Mr. Walsh served in various financial positions at Johnson Controls, Inc. and Prince Corporation.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We consider our Common Stock to be thinly traded, therefore, any reported bid or sale price may not reflect a true market-based valuation. The following table sets forth the range of high and low bid prices for our Common Stock for the periods indicated:

	High	Low
Fiscal 2003
First Quarter	$ 0.52	$ 0.29
Second Quarter	0.44	0.27
Third Quarter	0.92	0.35
Fourth Quarter	0.90	0.57

Fiscal 2004
First Quarter	$ 0.68	$ 0.51
Second Quarter	0.73	0.53
Third Quarter	0.61	0.35
Fourth Quarter	0.40	0.22

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

As of March 25, 2005, we have issued and have outstanding 1,950,250 shares of Series B Convertible Preferred Stock and 38,570 shares of Series A Convertible Preferred Stock. Dividends accrue at the rate of 10.0% and 15.0% per annum, respectively, and are cumulative. In fiscal 2003 and fiscal 2004, no dividends were paid. As of December 25, 2004, we have accrued $11,404,000 and $10,956,000 of dividends on the Series B Preferred Stock and Series A Preferred Stock, respectively. The dividends on the Series B Preferred Stock are payable in either cash or Common Stock, at our option. The dividends are payable in cash only for the Series A Preferred Stock. However, our Senior Loan Agreement and Senior Subordinated Loan Agreement prohibit dividend payments of any kind. The Series B Preferred Stock has a mandatory redemption date of June 30, 2008 for 50% of the shares, and June 30, 2009 for the remaining 50% of the shares, subject to any existing contractual agreements that may prohibit such redemption. The Series A Preferred Stock has a mandatory redemption date of June 30, 2007 or earlier under certain circumstances, including defaults. Our loan agreements currently prohibit such redemptions.

As of March 25, 2005, the number of stockholders of record of Common Stock was approximately 551.

During the fiscal year ended December 25, 2004, we issued unregistered shares of our Common Stock in the following transactions:

On February 19, we issued 99,984 shares of Common Stock in connection with a warrant exercise. The exercise price was $0.0001 per share and was paid in stock. The warrants were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, and there were no underwriters involved in the transaction.

On May 11, we issued 33,333 shares of Common Stock in connection with a lease agreement for one of our manufacturing facilities. The securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

During the fourth quarter of fiscal 2004, we did not repurchase any equity securities. Our Board has not approved any plan that provides for the repurchase of our Common Stock.

Information concerning our equity compensation plans is presented in the table titled “Equity Compensation Plan Information” in “Item 12. Security Ownership of Certain Beneficial Owners and Management” of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

The following table provides our selected historical consolidated financial information. The consolidated statement of operations data set forth below with respect to the fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002 and the consolidated balance sheet data at December 25, 2004 and December 27, 2003 are derived from, and are qualified by reference to, the audited Consolidated Financial Statements included in Item 8 of this report and should be read in conjunction with those financial statements and notes thereto. The consolidated operating statement data set forth below with respect to fiscal years ended December 29, 2001 and December 30, 2000 and the consolidated balance sheet data at December 28, 2002, December 29, 2001 and December 30, 2000 are derived from audited consolidated financial statements of the Company not included in this report.

All results and data in this section reflect continuing operations, which excludes discontinued operations unless otherwise noted. See Note 10 to our Consolidated Financial Statements.

	Fiscal Year
	2004	2003	2002	2001	2000

Operations Statement Data:
Net sales	$117,698	$97,668	$80,630	$90,573	$107,189
Gross profit	11,469	11,937	10,456	1,638	14,739
Selling, general and administrative
expenses (C)	6,992	7,144	7,859	11,081	12,396
Restructuring and impairment charges
(credits) (A)	1,490	(207)	(713)	7,431	2,299
Other expense	(4,709)	(4,226)	(10,764)	(11,031)	(7,894)
Income (loss) from continuing operations	(1,722)	774	(7,454)	(27,905)	(7,850)
Income (loss) from discontinued
operations	-	-	209	(7,238)	(1,686)
Net income (loss)
	(1,722)	774	(7,245)	(35,143)	(9,536)

Net loss from continuing operations
attributable to common shareholders:
Income (loss) from continuing
operations	(1,722)	774	(7,454)	(27,905)	(7,850)
Preferred stock dividends declared	(9,063)	(7,408)	(2,852)	(2,483)	(2,204)
Accretion of preferred stock to
mandatory redemption value	(908)	(832)	(2,013)	(1,343)	-

	$(11,693)	$(7,466)	$(12,319)	$(31,731)	$(10,054)
Weighted average shares outstanding	45,205,131	44,635,386	42,667,050	23,667,418	21,625,351
Loss per share from continuing
operations, basic and diluted	(0.26)	(0.17)	(0.28)	(1.34)	(0.46)

Balance Sheet Data:
Total assets	$70,622	$67,703	$63,644	$70,443	$91,306
Property, plant and equipment, net	24,461	26,699	25,682	26,175	33,876
Working capital deficit (B)	(11,339)	(13,000)	(14,852)	(81,846)	(420)
Long-term debt, net of current portion	20,527	25,307	26,528	226	65,924
Current portion of debt and revolving
line of credit	13,965	11,343	11,162	72,618	1,580
Mandatorily redeemable common stock	2,550	2,550	2,550	2,550	2,550
Redeemable preferred stock (B)	55,516	54,608	53,407	16,941	-
Shareholders' equity (deficit)	(67,543)	(55,930)	(48,603)	(36,618)	16,671

Financial Ratios:
Income (loss) from continuing operations
as a percent of net sales	(1.5%)	0.8%	(9.2%)	(30.8%)	(7.3%)
Current ratio	0.65	0.54	0.46	.18	.98

Other Data:
Preferred stock dividends declared	9,063	7,408	2,852	2,483	2,204

(A)	See Note 9 to our Consolidated Financial Statements.
(B)	See Note 2 to our Consolidated Financial Statements.
(C)	Includes goodwill amortization expense of approximately $713,000 and $791,000 for fiscal year 2001 and 2000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

During fiscal 2004, we were able to increase revenue over 20% by growing our relationship with our key customers. We believe our cost structure, manufacturing capabilities, quality and delivery have resulted in increased sales to our core customers. Due to our performance with our key customers we were awarded several significant new programs in 2004. We were awarded a large program from a key consumer goods customer located in Iowa that created the need for the Ames, Iowa facility that we began leasing in the third quarter of 2004. This program began production in early 2005 and is expected to reach full volume by the middle the year. We expect this program to be a good starting point for continued growth in business in Iowa. We were also awarded other programs during 2004 that will begin generating revenue in 2005. Our objective is to grow our business and leverage our current overhead cost structure. We believe our current cost structure has positioned the Company to be the lowest cost manufacturer in our core markets.

On December 27, 2002, we completed a restructuring with our senior subordinated lenders in which principal and related accrued interest totaling $37,770,000 was converted into 37,770 shares of Series A Preferred Stock. The remaining outstanding principal and related accrued interest totaling $10,000,000 were converted into a new senior subordinated note in the principal amount of $10,000,000. On April 14, 2003, we refinanced our senior debt and modified the terms of certain of our subordinated debt. The $14,500,000 term loan portion of our new senior credit facility matures on April 30, 2007 and the $10,000,000 line of credit matures on April 14, 2005. We expect that our revolving line of credit will be renewed in the ordinary course of business. The terms of the senior credit facility allow us to make payments on our subordinated debt, subject to certain limitations. See Note 2 to our Consolidated Financial Statements.

The Company adopts all new accounting pronouncements in accordance with Generally Accepted Accounting Principles when required. See Note 1 to our Consolidated Financial Statements for new accounting pronouncements disclosed by the Company.

RESULTS OF OPERATIONS

The table below outlines the components of our Consolidated Statement of Operations as a percentage of net sales:

	Fiscal year ended December 25, 2004	Fiscal year ended December 27, 2003	Fiscal year ended December 28, 2002

Net sales	100.0%	100.0%	100.0%
Cost of sales	90.3%	87.8%	87.0%

Gross profit	9.7%	12.2%	13.0%
Selling, general and administrative expenses	5.9%	7.3%	9.7%
Restructuring and impairment charges (credits)
	1.3%	(0.2%)	(0.9%)

Operating income (loss)	2.5%	5.1%	4.2%
Other income (expense)	(4.0%)	(4.3%)	(13.4%)

Income (loss) from continuing operations
before income taxes	(1.5%)	0.8%	(9.2%)
Provision for income taxes	0.0%	0.0%	0.0%

Income (loss) from continuing operations	(1.5%)	0.8%	(9.2%)
Discontinued operations	0.0%	0.0%	0.3%

Net income (loss)	(1.5%)	0.8%	(8.9%)

Net Sales

Net sales of $117,698,000 for fiscal 2004 were $20,030,000 (20.5%) higher than net sales of $97,668,000 for fiscal 2003. The increase is primarily driven by additional and new business from an existing major consumer goods customer ($16,790,000). Additionally, we were awarded a large new program with a key customer in the consumers goods market that will begin production in early 2005. Based on these successes, we expect continued expansion in this market. Netted against these increases was an overall net decrease in the automotive market ($6,350,000). The decline occurred with various customers and reflects reduced sales volumes by domestic OEM’s and normal program expirations. We have several new program launches that begin production in 2005 that will offset program expirations and volume declines in the coming year; consequently we expect to maintain our level of automotive business in the coming year. In addition, $9,140,000 of revenue for fiscal 2004 was from tooling purchased by customers for new programs versus $1,510,000 for fiscal 2003. Because we outsource all production of tooling, this revenue results in minimal, if any, gross profit. Tooling projects will continue based on customer needs. We expect total revenue levels to continue to increase due to a long-term supply agreement with a major consumer goods customer and opportunities in our other core markets for new business that we are currently pursuing.

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

Gross Profit

Gross profit as a percentage of net sales in fiscal 2004 was 9.7% compared to 12.2% in fiscal 2003. This decrease can primarily be attributed to additional tooling revenue in 2004, which generates minimal, if any, gross profit as a percent of net sales. This increase in tooling sales accounts for approximately one full percent point of sales of our gross margin deterioration. Also, we experienced start-up expenses as we prepared the Ames, Iowa facility for the new program launch that begins in 2005 ($1,185,000). The launch activity in the organization (such as people costs, travel, equipment preparation and repair) accounted for $817,700 of the decrease in gross margin. In 2005 we expect gross margin as a percent of net sales to return to 2003 levels as we rationalize our manufacturing footprint and begin production of the new programs. Our shift in revenue mix toward higher consumer sales, in itself, is not expected to have a significant impact on our gross margin in the future.

Gross profit as a percentage of net sales in fiscal 2003 was 12.2% compared to 13.0% in fiscal 2002. Increases in material costs (3.7%) as a percent of sales was primarily driven by product mix changes, including increasing our production of products that have a higher material content. Labor increased slightly (1.6%) which is reflective of wage and benefit cost increases. Overhead costs decreased (9.6%) from 2002, which is attributable to leveraging fixed costs over a larger revenue stream. Additionally, our gross profit was negatively impacted due to start up costs associated with a new product launch in the automotive market; these launch activities added approximately $552,000 of expense during the first nine months of the year. Our gross margin performance for the year was negatively impacted by the extended downtime of our core customer base in the fourth quarter, specifically the holiday weeks of Thanksgiving and Christmas. The unexpected decrease in revenue during that time did not allow for the absorption of fixed costs. Also, we experienced some significant medical expenses ($212,000 during the fourth quarter and $486,000 for the year) at one of our operations. This operation has been converted to fully insured coverage (from self funded) and the risk of unexpected medical expenses does not exist going forward.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) decreased from $7,114,000 in fiscal 2003 to $6,875,000 in fiscal 2004. SG&A decreased as a percentage of sales for fiscal 2004 as compared with the same period in 2003. This decrease was largely due to the reversal of certain accrued consulting expenses ($345,000) in the fourth quarter. In addition, we were able to decrease ($202,000) and or maintain staffing and spending levels to better align with our business needs. Offsetting the decreases were expenses incurred in 2004 for preparing to conduct business in Mexico ($308,000). Our near-term objective is to decrease SG&A as a percent of sales, even if the total expense increases to accommodate additional business.

SG&A decreased from $7,859,000 in fiscal 2002 to $7,144,000 in fiscal 2003. The $715,000 (9.1%) decrease is attributable to a reduction in professional fees ($593,000), corporate taxes ($110,000), directors’ fees ($127,000) and depreciation and amortization ($338,000). Offsetting these decreases were increases in salaries ($104,000), general liability insurance ($200,000), office rent ($83,000) and bad debt expense ($66,000). The result of increasing net sales, slightly lower gross margin, decreased SG&A and decreased restructuring and impairment credits is that our operating income increased to 5.1% as a percentage of net sales versus 4.2% in 2002.

Restructuring and Impairment Charges (Credits)

In fiscal 2004, we determined that an asset impairment charge in the amount of $1,607,000 was required to adjust the net carrying value of our South Haven facility to its fair value. $887,000 was recorded in the third quarter and $720,000 was recorded in the fourth quarter of fiscal 2005. This impairment charge was necessary under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and was subsequently sold in January 2005. Fair value was determined to be the selling price of the facility.

Throughout fiscal 2002, the U.S. economy experienced a slowdown in manufacturing activity. In particular, several of the industries we served, such as the domestic automotive and heavy truck market, endured dramatic reductions in orders. In response to these conditions, management took aggressive actions to consolidate existing operations, cut overhead costs and reduce excess capacity. These actions have resulted in the write down of the carrying value of certain assets and the recognition of various costs anticipated to execute these actions.

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

Other Income (Expense), Net

Other income (expense), net increased $483,000 (11.4%) to $4,709,000 in fiscal 2004 from $4,226,000 in fiscal 2003. The increase is primarily due to slightly increased interest expense in 2004, higher loss on sales of property, plant and equipment in 2004, and a gain recognized on extinguishment of debt in 2003.

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

Net Income (Loss)

We recorded a net loss of $1,722,000 in fiscal 2004 compared to net income of $774,000 in fiscal 2003. As discussed above, this decrease is primarily a result of an asset impairment of $1,607,000 recorded in 2004. Net loss attributable to common shareholders, after considering preferred stock dividend requirements and accretion of preferred stock to mandatory redemption value, was $11,693,000 ($0.26 per share) in fiscal 2004 compared to $7,466,000 ($0.17 per share) in fiscal 2003.

We recorded net income of $774,000 in fiscal 2003 compared to a net loss of $7,245,000 in fiscal 2002. Net loss attributable to common shareholders, after considering preferred stock dividend requirements and accretion of preferred stock to mandatory redemption value, was $7,466,000 ($0.17 per share) in fiscal 2003 compared to $12,110,000 ($0.28 per share) in fiscal 2002. As discussed above, this improvement is a result of decreased interest expense resulting from the debt restructuring executed in December 2002 and the increase in net sales.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity position is stable, but we have a deficit in working capital and shareholders’ equity. However, in fiscal 2004, negative working capital decreased from $13,000,000 to $11,339,000 due to the net effects of increases in accounts receivable, accounts payable, and current portion of long term debt, a decrease in other current liabilities, a reclassification of fixed assets as held for sale, and a reclassification of shares subject to redemption to long term liabilities.

Our sources of ongoing liquidity include cash flows from our operations, cash available from our existing credit lines, potential debt and equity investments, and sales of our non-core assets. We continually reduce our operating expenses, and are structuring our overall operations and resources around higher margin products and services.

On April 14, 2003, we refinanced our senior debt and modified the terms of certain of our subordinated debt. The $14,500,000 term loan portion of our new senior credit facility matures on April 30, 2007 and the $10,000,000 line of credit matures on April 14, 2005. We expect that our revolving line of credit will be renewed in the ordinary course of business. See Note 2 to our Consolidated Financial Statements. At December 25, 2004, our senior debt was outstanding in the amount of $19,254,000.

Our senior subordinated debt outstanding in the principal amount of $10,000,000 at December 25, 2004, is provided by William Blair Mezzanine Capital Fund III, LP, Craig Wierda, one of our directors, and William Beckman and Thomas Wallace, our President and Chief Operating Officer, respectively, and is due June 30, 2007. Subordinated debt in the amount of $1,200,000 at December 25, 2004, has been provided by Electrolux, which according to the terms established on April 14, 2003, is payable in monthly installments. Certain additional principal payments will be made if we receive additional new business from Electrolux or if we meet certain performance targets. The Electrolux note will mature no later than September 30, 2005. We also have a note payable in the amount of $1,000,000 to a seller in our acquisition of Drake Products Corporation (that occurred in fiscal 2000), and notes payable to William Blair, Craig Wierda and Thomas Wallace, in the principal amounts of $1,311,000, $1,311,000 and $136,000, respectively.

Our Senior Loan Agreement and Senior Subordinated Loan Agreement contain numerous restrictive covenants, including covenants related to targets for earnings before interest, taxes, depreciation, and amortization (EBITDA), fixed charge coverage ratios, total liabilities to tangible capital fund ratios, working capital levels as well as limits on capital expenditures. At December 25, 2004, we were in technical default with respect to certain of these covenants and, therefore, we obtained a waiver of those defaults. We expect to be in compliance going forward. The defaults under the senior Subordinated Loan Agreement also triggered technical defaults under the terms of our Series A Preferred Stock, described below. Those defaults have also been waived through March 25, 2005, and we expect to be in compliance going forward as the covenants have also been amended effective March 25, 2005.

We have outstanding Series A Preferred Stock that has a mandatory redemption value of $38,570,000 on June 30, 2007 and outstanding Series B Preferred Stock that has a mandatory redemption value of $19,503,000, 50% due on June 30, 2008 and 50% on June 30, 2009, subject, however, to any contractual agreements that may prohibit such redemptions. Series A Preferred Stock has a cumulative dividend rate of 15%, and Series B Preferred Stock has a cumulative dividend rate of 10%. Based on the current terms of our Senior Loan Agreement and Senior Subordinated Loan Agreement, dividend payments of any kind on preferred stock are prohibited through at least June 30, 2005; subsequent to that date, if certain financial ratios are not met on a quarterly basis, dividends will continue to be prohibited. Dividends on the Series A Preferred Stock and the Series B Preferred Stock are accrued on both the preferred stock and on outstanding dividends quarterly. We have accrued $22,360,000 of preferred stock dividends that remained unpaid at December 25, 2004. The Series A Preferred Stock may be converted into common stock at any time at a conversion ratio of 571 common shares for each share of preferred stock.

Our contractual obligations as of December 25, 2004 were as follows (in thousands):

	Payments due by period

Contractual Obligations	Total	2005	2006-2007	2008-2009	Thereafter

Long-Term Debt (1):
Senior Loan Agreement:
Revolving credit debt (2)	$6,850	$6,850	-	-	-
Term debt (3)	11,133	1,600	$9,533	-	-
Capital expenditure line of
credit (4)	1,271	1,271	-	-	-
Senior Subordinated Loan
Agreement (5)	10,000	-	10,000	-	-
Other subordinated promissory
notes (5)	5,109	3,958	1,151	-	-
Other liabilities	167	-	116	$22	$29
Capital lease obligations	751	287	456	8	-
Operating lease obligations	9,275	1,193	1,956	1,666	4,460
Common shares subject to
redemption	2,550	-	2,550	-	-
Series A preferred shares subject to redemption (5)	38,570	-	38,570	-	-
Series B preferred shares subject to redemption (5)	19,503	-	-	19,503	-

TOTAL	$105,179	$15,159	$64,332	$21,199	$4,489

(1)	All of our tangible and intangible assets collateralize borrowings under our Senior Loan Agreement and our Senior Subordinated Loan Agreement.

(2)	As of December 25, 2004, our revolving credit facility was scheduled to mature on April 14, 2005, and allowed for aggregate borrowings of $10,000,000 at the prime rate plus 0.50% (5.75% at December 25, 2004), or at our option, 1, 2, 3, or 6-month LIBOR plus 3.25%, subject to certain borrowing base limitations related to accounts receivable and inventory. In addition, an unused facility fee of 0.375% per annum is payable on the unused portion of the credit line. At December 25, 2004, subject to borrowing base limitations, there were $853,000 of available borrowings under this facility.

The payments are classified in accordance with the terms of the agreement. However, the balance has been treated as due currently in the consolidated financial statements as it is a working capital facility.

(3)	Our term debt matures on April 14, 2007. The term loan bears interest at the prime rate plus 0.75% or, at our option, 1, 2, 3 or 6-month LIBOR plus 3.5%, plus an applicable margin, at our option. The interest rate at December 25, 2004 was 5.59%.

(4)	Our capital expenditure line of credit allows draws up to a maximum amount of $3,000,000 and is scheduled to mature on April 30, 2005. At December 25, 2004, the interest rate was 5.75%. The balance has been treated as due currently in the consolidated financial statements as it is considered a working capital facility.

(5)	Certain of these agreements were restructured during fiscal 2002. See Note 2 to our Consolidated Financial Statements. Under the terms of our Senior Loan Agreement, the senior lender requires the subordinated debt holders, other than Electrolux and Drake, and preferred shareholders to forego interest and dividend payments, respectively, through at least June 30, 2005. The interest and dividends were accrued through December 25, 2004 and continue to accrue. The Senior Loan Agreement and Senior Subordinated Loan Agreement prohibit the payment of dividends on common stock as well. Beginning in fiscal 2001, subordinated debt holders and preferred shareholders agreed to defer interest and any dividend payments through the maturity date of the senior debt, unless approved by the senior lenders. The Electrolux note was modified in April 2003. This note will be paid in monthly installments and will mature no later than September 30, 2005. The Drake note was modified in September 2003. This note currently bears interest only and matures August 1, 2007.

Investing activities in fiscal 2004 included capital expenditures of $4,692,000 and cash receipts of $1,048,000 from the sale of property. During fiscal 2003, investing activities consisted mainly of capital expenditures of $4,308,000 and cash receipts of $738,000 from a note receivable.

Financing activities used $2,960,000 of net cash in fiscal 2004 as compared to $1,755,000 in fiscal 2003. In fiscal 2004 and 2003, financing activities primarily included repayment of subordinated debt and payment of deferred financing costs.

Our primary cash requirements are for operating costs, working capital needs, capital expenditures and debt service obligations. Capital expenditures are expected to be approximately $3,200,000 in fiscal 2005, which includes amounts to complete projects that were included in construction in progress at December 25, 2004. As of December 25, 2004, we had no contractual commitments to purchase goods or services.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, as amended. Accordingly, revenue is recognized based on the terms of the customer purchase order that indicates when title to the product and risk of ownership passes to the customer, as well as when collectibility is presumed and there is persuasive evidence of an arrangement at a fixed or determinable sales price. Tooling revenue is recognized when the tool has been completed or certified in accordance with purchase order specifications and has been tendered for delivery to the customer. Sales are shown net of returns, which have not historically been significant.

Inventories

Estimated inventory allowances for slow-moving and obsolete inventories are based on current assessments of future demands, market conditions and related management initiatives. If market conditions or customer requirements change and are less favorable than those projected by management, additional inventory allowances may be required.

Impairment of Goodwill

Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The annual testing of goodwill was performed during the fourth quarter of the current fiscal year. An independent valuation company assisted the Company in estimating the fair value and this analysis resulted in no impairment charge for fiscal 2004. The estimate of future discounted cash flows is subjective and requires certain assumptions related to future events that are not assured. If actual future events unfavorably deviate from these assumptions, additional impairment losses may be apparent.

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

Deferred Income Tax Assets

We provide deferred income taxes based on enacted income tax rates in effect on the dates temporary differences between the financial reporting and tax basis of assets and liabilities reverse. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date. To the extent that available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance is established. We currently have significant deferred income tax assets that have been fully reserved until such time that it is more likely than not that we will sustain profitable operations and other tax strategies can be implemented.

TAX CONSIDERATIONS

We have completed our analysis of our equity transactions and determined the effect such transactions have had on our ability to utilize the Net Operating Loss (“NOL”) carryforwards for income tax purposes. At December 25, 2004, the Company had approximately $64,000,000 of NOL carryforwards for federal income tax reporting purposes. Of this amount, approximately $53,000,000 is attributable to losses that were incurred prior to a “change in ownership” as defined by Internal Revenue Code rules and, accordingly, the NOL carryforward is limited to this amount. The amount that can be utilized each year is fixed; however, annual limitation amounts not previously utilized carry over to subsequent years and can be utilized to the extent of the total unexpired NOL carryforward amount. The maximum amount that can be utilized in fiscal 2004 is limited to approximately $987,000. The $53,000,000 of pre-change of control net operating loss carryforwards expire as follows, if not previously utilized: $100,000 in 2019, $12,700,000 in 2020, $28,000,000 in 2021 and $12,200,000 in 2022. The remaining net operating loss carryforwards of $11,000,000 begin to expire in 2023, if not previously utilized.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The interest rates under our Senior Loan Agreement can fluctuate based on the prime lending rate or LIBOR. Accordingly, increases in interest rates would result in higher debt service requirements and adversely affect earnings. A 1% increase in interest rates could result in our incurring an additional $180,000 in annual interest expense under our Amended Senior Credit Agreement.

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

Our revenues are substantially dependent on our primary customer, Electrolux. Electrolux accounted for approximately 68% of our consolidated net sales in fiscal 2004. We expect that our reliance on this customer will continue for the foreseeable future. The loss of Electrolux as a customer would have a material adverse impact on the Company’s results of operations and financial conditions.

Our success is dependent on continued growth in the automotive and consumer goods industries, and our revenues will be reduced if there are reductions in such growth.

Our revenues are heavily dependent on customers in the automotive and consumer goods industries. We expect that this will be true for the foreseeable future. During calendar year 2004, the U.S. economy continued to experience a slowdown in manufacturing activity during the first three quarters of the year with only slight increases during the fourth quarter. In particular, the automotive industry continues to experience reductions in orders. If the rate of growth continues to slow or if we experience contraction, our business and results of operations could be adversely affected. Even if sales by our major customers become strong, our results of operations may be less than we anticipate if sales to other customers do not grow or grow slower than anticipated. Similarly, unfavorable market reaction to the industry in general or the results of operations reported by our customers may cause a corresponding decline in the results of our operations.

We have incurred significant net losses in two of the prior three years and are highly leveraged. We must be successful in achieving our operating initiatives to reduce costs and improve future profitability.

We have incurred significant net losses in two of the prior three years and are highly leveraged. Current market conditions in the automotive market indicate that minimal growth in overall unit sales for original equipment manufacturers can be expected in fiscal 2004. This anticipated stagnation in original equipment manufacturer sales could result in adverse financial conditions that may be experienced throughout the supply chain within these industries, and therefore, could negatively affect our operations in fiscal 2004. We are aggressively pursuing several operating initiatives to reduce costs and improve profitability, which if not successful, could have a negative impact on our current liquidity position.

Capital investments may be necessary to achieve our growth plans, which may reduce earnings and negatively affect the value of our common stock.

Our growth plans may require capital investments, in particular, in relation to organic growth with our current customers. Our ability to meet these capital requirements depends on numerous factors such as the availability of funds from operations and access to additional debt and equity financing. No assurance can be given that the necessary funds will be available. The amended senior and subordinated debt facilities place limits on capital expenditures during the terms of the related agreements. Moreover, incurrence of additional debt financing may involve restrictive covenants that could negatively affect our ability to operate the combined business in the desired manner, and raising additional equity may not be possible, or if possible, would likely be dilutive to shareholders. The failure to obtain funds necessary for the realization of our growth plans could prevent us from realizing our growth strategy and, in particular, could force us to forego acquisition opportunities that may arise in the future. This could, in turn, have a negative impact on our competitive position.

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

The plastic injection molding industry is highly competitive and is served by numerous companies. Several of these competitors may have equal or significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition than we do. We believe that the principal competitive factors in our market include integrated operations, short lead-time mold delivery, product quality, pricing and expertise in new and evolving technologies. We may not be able to compete effectively on these or other bases, and, as a result, we may not be able to maintain our current customer relationships or develop new customer relationships.

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

Consumer trends and preferences have significant influence on the choice of materials utilized in the manufacture of some of the parts we supply. For example, chrome or other metals can be substituted for plastic strictly as a marketing decision unrelated to functionality of the part. If either consumer demand for non-plastic parts or new technological developments leading to lower cost substitutes for plastic parts cause our customers to switch to non-plastic materials, our sales and/or revenues could decrease and our costs, as a percent of sales, could increase. Furthermore, we could find it necessary to expand into the production of non-plastic parts to maintain our market share. This could give rise to new production or operational risks, which could include risks associated with using new or unfamiliar technology. Such risks, even if inherent in the adoption of any new technology or production processing, could affect our costs of production, efficiency, quality control or the integration of such new operations with our existing operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Clarion Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Clarion Technologies, Inc. and subsidiaries as of December 25, 2004 and December 27, 2003, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the three years in the period ended December 25, 2004. Our audits also included the financial statement schedule as of and for the years ended December 25, 2004 and December 27, 2003, as listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clarion Technologies, Inc. and subsidiaries as of December 25, 2004 and December 27, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein as of and for the years ended December 25, 2004 and December 27, 2003.

/s/ BDO Seidman, LLP

Grand Rapids, Michigan
February 11, 2005

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 25, 2004	December 27, 2003

ASSETS
Current assets:
Cash and cash equivalents	$109	$107
Accounts receivable, net of allowances of $160	13,960	10,090
Inventories	4,909	4,553
Prepaid expenses and other current assets	798	668
Assets held for sale	1,479	-

Total current assets	21,255	15,418

Property, plant and equipment:
Land	644	778
Buildings and improvements	9,046	13,148
Machinery and equipment	35,425	33,672
Furniture and office equipment	3,428	3,253
Construction in progress	1,880	249

	50,423	51,100
Less accumulated depreciation	(25,962)	(24,401)

Net property, plant and equipment	24,461	26,699

Other assets:
Goodwill	24,521	24,521
Deferred program costs, net of accumulated amortization of $2,557 and $2,065	71	736
Deferred financing costs, net of accumulated amortization of $640 and $535	263	315
Other long-term assets	51	14

Total other assets	24,906	25,586

	$70,622	$67,703

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 25, 2004	December 27, 2003

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Revolving line of credit	$6,850	$7,051
Accounts payable	16,467	10,876
Accrued payroll and benefits	506	517
Accrued interest	44	45
Other current liabilities	1,612	3,087
Mandatorily redeemable common stock	-	2,550
Current portion of long-term debt	7,115	4,292

Total current liabilities	32,594	28,418

Long-term liabilities:
Long-term debt, net of current portion	20,527	25,307
Mandatorily redeemable common stock	2,550	-
Accrued dividends	22,360	13,297
Accrued interest	4,451	1,951
Other liabilities	167	52

Total long-term liabilities	50,055	40,607

Total liabilities	82,649	69,025

Convertible redeemable Series A preferred stock, $1,000 par value:
3,000,000 shares authorized; 38,570 shares issued and outstanding;
being accreted to mandatory redemption value of $1,000 per share	36,366	35,556
Convertible redeemable Series B preferred stock, $0.001 par value:
3,000,000 shares authorized; 1,950,250 shares issued and outstanding;
being accreted to mandatory redemption value of $10 per share	19,150	19,052

Shareholders' deficit:
Common stock, $0.001 par value: 100,000,000 shares authorized;
45,270,204 and 45,034,317 shares issued and outstanding	45	45
Additional paid-in capital	33,416	34,107
Accumulated deficit	(100,949)	(90,066)
Accumulated other comprehensive loss	(55)	(16)

Total shareholders' deficit	(67,543)	(55,930)

	$70,622	$67,703

See notes to consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal year ended

	December 25, 2004	December 27, 2003	December 28, 2002

Net sales	$117,698	$97,668	$80,630
Cost of sales	106,229	85,731	70,174

Gross profit	11,469	11,937	10,456

Selling, general and administrative expenses	6,992	7,144	7,859
Restructuring and impairment charges (credits)	1,490	(207)	(713)

Operating income	2,987	5,000	3,310

Other income (expenses):
Interest expense	(4,515)	(4,463)	(10,838)
Gain on extinguishment of debt	-	332	-
Other, net	(193)	(95)	74

	(4,709)	(4,226)	(10,764)

Income (loss) from continuing operations
before income taxes	(1,722)	774	(7,454)

Provision for income taxes	-	-	-

Income (loss) from continuing operations	(1,722)	774	(7,454)

Income from discontinued operations
(including loss on disposal of $97 in 2002)	-	-	209

Net income (loss)	$(1,722)	$774	$(7,245)

Basic and Diluted EPS calculation:
Numerator:
Income (loss) from continuing operations	$(1,722)	$774	$(7,454)
Preferred stock dividends declared	(9,063)	(7,408)	(2,852)
Accretion of preferred stock to mandatory
redemption value	(908)	(832)	(2,013)

Net loss from continuing operations attributable to
common shareholders	$(11,693)	$(7,466)	$(12,319)

Net loss attributable to common shareholders	$(11,693)	$(7,466)	$(12,110)

Average common shares outstanding (basic and diluted)	45,205	44,635	42,667

Loss per common share (basic and diluted):
Loss from continuing operations	$(0.26)	$(0.17)	$(0.28)
Income from discontinued operations	-	-	-

Net loss per share of common stock	$(0.26)	$(0.17)	$(0.28)

See notes to consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
THREE FISCAL YEARS IN THE PERIOD ENDED DECEMBER 25, 2004
(In thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL

Balances at
December 29, 2001	$24	$34,583	$(71,225)	$-	$(36,618)

Net loss	-	-	(7,245)	-	(7,245)
Issuance of capital stock
and stock options:
For services rendered	-	96	-	-	96
For cash	20	9	-	-	29
Accretion of redeemable
preferred stock to mandatory redemption value	-	-	(2,013)	-	(2,013)
Preferred stock
dividends declared	-	-	(2,852)	-	(2,852)

Balances at
December 28, 2002	44	34,688	(83,335)	-	(48,603)

Comprehensive income:
Net income	-	-	774	-	774
Other comprehensive loss	-	-	-	(16)	(16)
Total comprehensive income	-	-	-	-	758

Issuance of capital stock
and stock options:
For services rendered	-	126	-	-	126
For cash	1	29	-	-	30
Accretion of redeemable
preferred stock to mandatory redemption value	-	(736)	(97)	-	(833)
Preferred stock
dividends declared	-	-	(7,408)	-	(7,408)

Balances at
December 27, 2003	45	34,107	(90,066)	(16)	(55,930)

Comprehensive income:
Net loss	-	-	(1,722)	-	(1,722)
Other comprehensive loss	-	-	-	(39)	(39)

Total comprehensive loss	-	-	-	-	(1,761)

Issuance of capital stock
and stock options:
For services rendered	-	78	-	-	78
For cash	-	41	-	-	41
Accretion of redeemable
preferred stock to mandatory redemption value	-	(810)	(98)	-	(908)
Preferred stock
dividends declared	-	-	(9,063)	-	(9,063)

Balances at
December 25, 2004	$45	$33,416	$(100,949)	$(55)	$(67,543)

See notes to consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal year ended

	December 25, 2004	December 27, 2003	December 28, 2002

OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(1,722)	$774	$(7,454)
Adjustments to reconcile income (loss) from continuing
operations to net cash provided by (used in) operating
activities:
Depreciation and amortization	3,935	4,612	6,459
Restructuring and impairment charges (credits)	1,490	(207)	(713)
Stock and stock options issued for services rendered	78	126	96
Other, net	374	430	1
Changes in operating assets and liabilities:
Accounts receivable	(3,870)	(2,641)	3,430
Inventories	(356)	(2,064)	76
Other operating assets	(167)	113	(377)
Accounts payable	5,630	3,254	(6,651)
Other operating liabilities	1,214	964	7,196

Net cash provided by operating activities from continuing
operations	6,606	5,361	2,063
Net cash used in operating activities from discontinued
operations	-	-	(817)

Net cash provided by operating activities	6,606	5,361	1,246

INVESTING ACTIVITIES:
Capital expenditures	(4,692)	(4,308)	(850)
Proceeds from note receivable	-	738	61
Proceeds from sale of property	1,048	30	39

Net cash used in investing activities from continuing
operations	(3,644)	(3,540)	(750)
Net cash provided by investing activities from discontinued
operations	-	-	12,768

Net cash (used in) provided by investing activities	(3,644)	(3,540)	12,018

FINANCING ACTIVITIES:
Net change in revolving credit borrowings	(201)	552	(3,439)
Proceeds from long-term debt	2,834	14,440	-
Repayments of long-term debt	(5,581)	(16,446)	(10,518)
Proceeds from issuance of capital stock	41	30	29
Payment of debt financing costs	(53)	(331)	(305)

Net cash used in financing activities	(2,960)	(1,755)	(14,233)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2	66	(969)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	107	41	1,010

CASH AND CASH EQUIVALENTS, END OF YEAR	$109	$107	$41

See notes to consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Clarion Technologies, Inc. and subsidiaries (collectively, the Company or Clarion) produce plastic injection molded parts for customers in the automotive and consumer goods industries throughout North America.

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday of December. All years presented herein are 52-week periods.

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

The Company has classified checks disbursed but not yet presented for payment as accounts payable. The amounts at December 25, 2004 and December 27, 2003, were approximately $1,559,000 and $1,032,000, respectively.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The Company estimates inventory allowances for slow-moving and obsolete inventories based on current assessments of future demands, market conditions and related management initiatives. The components of inventories are as follows (in thousands):

	December 25, 2004	December 27, 2003

Raw materials	$2,185	$2,098
Work in process	1,163	708
Finished goods	1,561	1,747

Total	$4,909	$4,553

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for significant renewals and improvements are capitalized. Repairs and maintenance costs are charged to expense as incurred. Depreciation expense, including amounts attributable to assets under capital leases, is recognized over the estimated useful lives of the related assets using the straight-line method. Estimated useful lives are five and 40 years for improvements and buildings, respectively. Estimated useful lives range from three to ten years for machinery and equipment and for furniture, office equipment and software. Depreciation expense was $2,917,000, $3,146,000, and $3,451,000 in fiscal 2004, 2003 and 2002, respectively. The estimated cost to complete construction in process at December 25, 2004 is $1,098,000.

Goodwill

Goodwill represents the excess of cost over the estimated fair value of assets acquired. Goodwill is not amortized but is tested for impairment at least annually. There were no goodwill impairment charges in fiscal 2004 and 2003 resulting from these annual impairment tests, which were performed with the assistance of an independent valuations firm during the fourth quarter of each fiscal year.

Impairment of Long-Lived Assets

The Company has adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. When events indicate potential impairment, the Company reviews the recoverability of its long-lived assets by determining whether net carrying values can be recovered through undiscounted future operating cash flows over the remaining lives of the assets. If the sum of the expected future cash flows is less than the net carrying value of the assets, an impairment loss is recognized for the excess of the net carrying value over estimated fair value.

Deferred Program Costs

Deferred program costs represent expenses incurred in connection with various long-term customer supply contracts to ready related tooling and equipment for production. These costs are recouped through the price charged for the products and are recognized over the production period. If customers reduce future production requirements, these deferred program costs would be amortized over fewer units or perhaps written off entirely if the related program was cancelled. Amortization expense was $664,732, $941,031, and $772,285 in fiscal 2004, 2003, and 2002, respectively. Amortization expense is not expected to be significant in fiscal 2005.

Deferred Financing Costs

Deferred financing costs are being amortized over the term of the related debt using the straight-line method, which approximates the effective interest method. Amortization expense was $104,892, $149,981, and $594,314 in fiscal 2004, 2003, and 2002, respectively. Amortization expense is not expected to be significant in fiscal 2005.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, as amended. Accordingly, revenue is recognized based on the terms of the customer purchase order that indicates when title to the product and risk of ownership passes to the customer, as well as when collectibility is presumed and there is persuasive evidence of an arrangement at a fixed or determinable sales price. Tooling revenue is recognized when the tool has been completed or certified in accordance with purchase order specifications and has been tendered for delivery to the customer. Sales are shown net of returns, which have not historically been significant.

Shipping and Handling Costs

Costs incurred related to the shipping and handling of products are included in costs of sales. Revenues received for shipping and handling costs charged to customers are included in net sales.

Income Taxes

For financial statement and income tax purposes, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. Deferred income tax expense is measured by the net change in deferred income tax assets and liabilities during the year. To the extent that available evidence about the future raises doubt about the realization of a deferred income tax asset, a valuation allowance is established. We currently have significant deferred income tax assets that have been fully reserved until such time that it is more likely than not that we will sustain profitable operations and other tax strategies can be implemented.

Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) is computed by dividing net income or loss attributable to common shareholders by the weighted-average number of common shares outstanding in each year. Diluted EPS assumes the exercise of all potentially dilutive stock options and warrants.

The denominator for computation of diluted EPS is the same as basic EPS for all years presented because the assumed exercise of all common stock equivalents is antidilutive as a result of the net loss attributable to common shareholders incurred during each year. Potentially dilutive securities outstanding during each period were as follows:

	Fiscal year ended

	2004	2003	2002

Potentially dilutive shares:
Stock options	1,503,875	1,604,875	2,532,525
Warrants	-	100,000	975,000
Convertible preferred shares:
Series A	22,040,000	22,040,000	21,582,758
Series B	11,135,928	11,135,928	11,135,928

Total potentially dilutive shares	34,679,803	34,880,803	36,226,211

Financial Instruments and Concentration of Credit Risk

The Company’s estimate of the fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying amounts at December 25, 2004 and December 27, 2003. It is not practical to estimate the fair value of debt because a quoted market price does not exist and it would be difficult to estimate fair value without incurring excessive costs.

The Company sells its products through production programs with various significant customers. Sales to Electrolux in fiscal 2004, 2003, and 2002 amounted to 67.7%, 67.2%, and 49.2% of net sales, respectively. Sales to Plastech were 10.9%, 15.8%, and 15.7% of net sales in fiscal 2004, 2003, and 2002, respectively. The Company’s four largest customers, including Electrolux Home Products, Inc., Plastech Extended Enterprises, Inc. (the exclusive supplier to Johnson Controls, Inc.), Intier Automotive Interiors/Dakkota Integrated Systems, LLC, and Lear Corporation, represented 89.6% and 84.2% at December 25, 2004 and December 27, 2003, respectively, of total accounts receivable. The Company routinely assesses the financial strength of its customers in order to manage its concentration of credit risk and generally does not require collateral or other security on accounts receivable.

Interest Rate Swap Agreement

The Company is exposed to various market risks, which include changes in interest rates. In accordance with the terms of the Senior Credit Agreement discussed in Note 2, the Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its term note and revolving credit facility. Interest rate swap agreements are contracts to exchange floating rates for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense. The Company does not use derivative financial instruments for trading purposes.

As amended, the interest rate swap agreement essentially fixes the interest rate on an initial notional amount of principal of $14,000,000, which decreases with each monthly settlement at a rate corresponding to the Company’s actual principal payments on the term debt (a notional amount of approximately $13,203,000 at December 25, 2004). The interest rate swap agreement expires in 2008, and management currently has no intent to renew the agreement or enter into similar agreements in the near future. The fair value of the swap agreement at December 25, 2004 was approximately $(55,000) and is recorded as other long-term liability on the balance sheet. Changes in the fair value of the swap agreement are reported as a component of other comprehensive income.

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

	Fiscal year ended

	2004	2003	2002

Net loss attributable to common shareholders	$(11,693)	$(7,466)	$(12,110)
Deduct: Total stock-based employee compensation
expense determined under the fair value based
method for all awards	(125)	(399)	(526)

Pro forma net loss attributable to common
shareholders	$(11,818)	$(7,865)	$(12,637)

Earnings per share:
Basic and diluted, as reported	$(0.26)	$(0.17)	$(0.28)

Basic and diluted, pro forma	$(0.26)	$(0.18)	$(0.29)

For purposes of the SFAS 123 pro forma disclosures, the fair value of each option grant was estimated on the date of grant using the Black-Scholes model with the following assumptions:

	Fiscal year ended

	2004	2003	2002

Dividend yield	0.0	0.0	0.0
Volatility, as a percent	54% to 64%	69% to 124%	93% to 132%
Risk-free interest rate	4.7% to 5.3%	4.5% to 5.3%	4.8% to 6.0%
Expected life in years after vest	4 to 9	4 to 9	4 to 9
Forfeitures are accounted for as they occur

Comprehensive Income

The Company’s total comprehensive income is comprised of all changes in shareholders’ deficit during the period other than from transactions with shareholders. Other comprehensive losses in fiscal 2004 and 2003 relate solely to changes in the fair value of the Company’s interest rate swap agreement.

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs — An amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 will be effective for inventory costs incurred beginning in the first quarter of fiscal 2006 and must be applied prospectively. The Company believes that its current accounting policies closely align to the new rules and the adoption of this statement will not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS 123(R), Share-Based Payment, to revise SFAS 123, Accounting for Stock-Based Compensation, in several areas. SFAS 123(R) requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments where service is expected to be rendered. SFAS 123(R) will be effective beginning in the third quarter of fiscal 2005. The Company does not expect the consolidated financial statements to be materially impacted from adopting SFAS 123(R).

Reclassifications

Certain amounts previously reported in prior fiscal years have been reclassified to conform with the current year’s presentation.

2. LONG-TERM DEBT

Long-term debt consists of the following obligations (in thousands):

	December 25, 2004	December 27, 2003

Senior credit facility:
Revolving credit facility	$6,850	$7,051
Term debt	11,133	12,133
Capital expenditure line of credit	1,271	1,442
Senior and other subordinated term notes, net of
unaccreted discount of $622 and $871 in 2004 and
2003, respectively	9,378	9,129
Other subordinated promissory notes	5,109	6,490
Capital lease obligations	751	405

	34,492	36,650
Less current portion	13,965	11,343

	$20,527	$25,307

The Company refinanced its senior debt on April 14, 2003 and increased the limits on its revolving credit facility on March 12, 2004. The revolving credit facility matures on April 14, 2005, and allows for aggregate borrowings of $10,000,000 at the prime rate plus 0.50% (5.75% at December 25, 2004) or, at the Company’s option, 1, 2, 3 or 6-month LIBOR plus 3.25%, subject to certain borrowing base limitations related to accounts receivable and inventory. At December 25, 2004, there were $853,000 of available borrowings under this revolving credit facility. The Company expects that the revolving line of credit will be renewed before the maturity date during the ordinary course of business at substantially the same terms. In addition, an unused facility fee of 0.375% per annum is payable on the unused portion of the credit line. The term debt matures on April 14, 2007 and bears interest at the prime rate plus 0.75% or, at the Company’s option, 1, 2, 3 or 6-month LIBOR plus 3.5% plus an applicable margin. The interest rate on the term debt at December 25, 2004 was 5.59%. The facility permits draws to be made on a capital expenditure line of credit in the maximum amount of $3,000,000 that matures on April 30, 2005. The interest rate on the capital expenditure line of credit at December 25, 2004 was 5.75%.

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

The restructuring was accounted for in accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring and EITF 02-04, Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is Within the Scope of FASB No. 15. Accordingly, the remaining related unamortized deferred debt issue costs and debt discount remained recorded and no gain or loss was recorded. The net book value of the restructured debt and accrued interest was allocated to the Series A Preferred Stock and the new senior subordinated debt. The Company is accreting the amount allocated to the Series A Preferred Stock of $34,453,000 to its mandatory redemption price of $37,770,000 using the effective interest method. The amount allocated to the new Senior Subordinated Debt of $8,880,000 is being accreted to its face value of $10,000,000 using the effective interest method.

In 2003, the Company and the former owners of Drake (now known as A&M Holdings, Inc.) entered into a settlement that is described in more detail in Note 8. In conjunction with this settlement, William Blair and Craig Wierda purchased Company notes payable to A&M Holdings, Inc. in the principal amount of $2,067,500 along with related accrued interest of $670,000. The purchased notes and related accrued interest were replaced with two new subordinated promissory notes (Settlement Notes), each in the principal amount of $1,379,000. These Settlement Notes bear interest at 18% and are due June 30, 2005. In September 2003, Blair and Wierda transferred $136,000 in principal amount of these notes to Thomas Wallace, an officer of the Company. The settlement also included a provision requiring the Company to issue a total of 800 shares of Series A Preferred Stock to the holders of the Settlement Notes because they were not paid in full by September 2, 2003; accordingly, the Company issued these preferred shares pro rata and recognized expense of $368,000.

Other subordinated promissory notes at December 25, 2004 consisted principally of: (i) the Settlement Notes described above, (ii) an unsecured note in the original principal amount of $1,000,000 issued in connection with the acquisition of Drake Products Corporation that requires periodic payments of interest only at 12% and matures on August 1, 2007 and (iii) a secured note of $1,200,000 due to Electrolux, payable monthly with interest at 12% and maturing on September 30, 2005.

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

As of December 25, 2004, the Senior Loan Agreement required the subordinated debt holders and preferred shareholders to forego interest and dividend payments, respectively, through June 30, 2005, unless approved by the Company’s senior lender. Interest and dividends, therefore, have been accrued through December 25, 2004. The Senior Loan Agreement and Senior Subordinated Loan Agreement also prohibit the payment of dividends on common stock.

Principal maturities of long-term debt and capital lease obligations are as follows: fiscal 2005 — $13,965,000; fiscal 2006 — $1,904,000; fiscal 2007 — $19,237,000; fiscal 2008 — $6,000; fiscal 2009 — $2,000.

Interest paid on debt was $1,250,000, $1,466,000, and $2,295,000 in fiscal 2004, 2003, and 2002, respectively.

The Company’s Senior Loan Agreement and Senior Subordinated Loan Agreement contain numerous restrictive covenants, including covenants related to targets for earnings before interest, taxes, depreciation, and amortization (EBITDA), fixed charge coverage ratios, total liabilities to tangible capital fund ratios, working capital levels, as well as limits on capital expenditures. At December 25, 2004, the Company was in technical default with respect to certain of these covenants and therefore has obtained a waiver for these obligations totaling $29,832,000. The Company expects to be in compliance going forward. The defaults under the senior Subordinated Loan Agreement also triggered technical defaults under the terms of our Series A Preferred Stock, described below. Those defaults have also been waived, covenants have been amended, and we expect to be in compliance going forward as the covenants have been amended effective March 25, 2005.

3. LEASES

The Company leases certain office and production facilities and equipment under lease agreements through 2015. Total assets recorded related to capital lease agreements are as follows (in thousands):

	December 25, 2004	December 27, 2003

Equipment	$1,449	$921
Less accumulated depreciation	(448)	(339)

	$1,001	$582

In June 2004, the Company sold one of its Greenville, Michigan facilities for $1,000,000 and subsequently leased it back for a term of two years. The sale resulted in a loss of $164,000, which was recognized in the second quarter of fiscal 2004. The subsequent lease is classified as an operating lease. Accordingly, rent expense will be recognized over the life of the lease agreement.

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

The following is a schedule of future minimum rental payments required under capital and operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 25, 2004 (in thousands):

Fiscal year ended	Capital	Operating

2005	$330	$1,193
2006	327	984
2007	173	972
2008	6	846
2009	3	820
2010 and thereafter	-	4,460

Total minimum lease payments	839	$9,275

Less amounts representing interest	(88)

Present value of minimum lease payments	$751

Rent expense for all operating leases was $1,251,000, $1,363,000, and $1,332,000 in fiscal 2004, 2003, and 2002, respectively.

4. INCOME TAXES

The following table reconciles the U.S. federal statutory rate to the Company’s effective income tax rate:

	Fiscal year ended

	2004	2003	2002

Statutory rate	(34.0)%	(34.0)%	(34.0)%
Change in net deferred income tax
assets, including effect of change
in valuation allowance	34.0	34.0	34.0
Other	-	-	-

Effective income tax rate	-%	-%	-%

The primary components of the Company’s deferred income tax assets and liabilities are as follows (in thousands):

	December 25, 2004	December 27, 2003

Deferred income tax assets:
Net operating losses	$21,762	$18,968
Accounts receivable and inventory valuation allowances	119	109
Employee benefits	117	220
Other accrued liabilities and asset impairment charges	1,551	1,238

Total deferred income tax assets	23,549	20,535
Less valuation allowance	17,192	15,981

Net deferred income tax assets	6,357	4,554

Deferred income tax liabilities:
Accumulated depreciation	(3,027)	(1,757)
Goodwill	(3,330)	(2,797)

Total deferred income tax liabilities	(6,357)	(4,554)

Net deferred income taxes	$-	$-

A valuation allowance has been established against net deferred income tax assets due to the uncertainty that such income tax benefits will be realized and to reflect the limitation of the Company’s Net Operating Loss (“NOL”) due to its change in ownership. We currently have significant deferred income tax assets that have been fully reserved until such time that it is more likely than not that we will sustain profitable operations and other tax strategies can be implemented.

At December 25, 2004, the Company had approximately $64,000,000 of NOL carryforwards for federal income tax reporting purposes. Of this amount, approximately $53,000,000 is attributable to losses that were incurred prior to a “change in ownership” as defined by Internal Revenue Code rules and, accordingly, the NOL carryforward is limited to this amount. The amount that can be utilized each year is fixed; however, annual limitation amounts not previously utilized carry over to subsequent years and can be utilized to the extent of the total unexpired NOL carryforward amount. The maximum amount that can be utilized in fiscal 2004 is limited to approximately $987,000. The $53,000,000 of pre-change of control net operating loss carryforwards expire as follows, if not previously utilized: $100,000 in 2019, $12,700,000 in 2020, $28,000,000 in 2021 and $12,200,000 in 2022. The remaining net operating loss carryforwards of $11,000,000 begin to expire in 2023, if not previously utilized.

5. EMPLOYEE BENEFIT AND STOCK PLANS

The Company maintains a 401(k) retirement savings plan for the benefit of substantially all full-time employees. Participant contributions are matched by the Company as defined in the plan. The Company’s matching contributions to the plan were $198,000, $47,000 and $18,000 in fiscal 2004, 2003, and 2002, respectively.

In June 2000, the Company’s shareholders approved a noncompensatory stock purchase plan whereby 400,000 shares of common stock has been reserved for purchase by eligible employees through a payroll deduction program. The purchase price of the stock is 85% of the average closing price of the last 30 trading days of the respective quarter. The stock purchase plan expires on June 30, 2010, and may be amended by the Board of Directors at any time. At December 25, 2004, 313,606 shares have been purchased under the plan.

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

In addition to the two stock option plans discussed above, the Company issues nonqualified stock options from time to time that fall outside of these approved plans. The Board of Directors determines the terms of the options at the time of issuance. As of December 25, 2004, a total of 700,000 options were outstanding relating to these separate issuances.

Each calendar year the Company’s directors are granted options for the purchase of 12,000 shares of common stock. The options are granted quarterly in the amount of 3,000 shares each. The option exercise price is required to equal the market value of our common stock on the date of grant. Each option is exercisable for ten years following the date of grant and vests the year after the date of grant. In addition, the Company reimburses directors for out-of-pocket expenses incurred to attend board of directors and committee meetings. Total options granted to directors in fiscal 2004 and 2003 were 84,000 and 76,000, respectively.

The following table summarizes all stock option activity pertaining to the Company’s common stock:

	Shares	Weighted Average Exercise Price

Outstanding at December 29, 2001	3,562,150	$2.96

Granted	358,500	0.69
Expired or canceled	(1,388,125)	$2.45

Outstanding at December 28, 2002	2,532,525	$2.92

Granted	196,000	0.45
Exercised	(6,000)	0.26
Expired or canceled	(1,117,650)	3.11

Outstanding at December 27, 2003	1,604,875	$2.49

Granted	84,000	0.47
Expired or canceled	(85,000)	4.01

Outstanding at December 25, 2004	1,603,875	$2.43

Shares available for future grants were 1,846,125 at December 25, 2004 and 1,845,125 at December 27, 2003, under the Company’s two shareholder approved stock option plans.

The weighted-average grant date fair value for stock options granted was $0.47, $0.45 and $0.31 in fiscal 2004, 2003, and 2002, respectively.

The following table summarizes information about outstanding and exercisable options at December 25, 2004:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Prices	Shares	Weighted Average Exercise Prices

$0.15 - $1.75	881,000	4.0	$0.77	797,000	$0.80
2.00 - 3.75	410,000	1.2	2.33	410,000	2.33
4.00 - 6.00	237,875	0.9	5.22	177,875	5.50
9.00 - 12.00	75,000	1.8	11.00	75,000	11.00

	1,603,875	2.7	2.30	1,459,875	2.32

The number of options exercisable was 1,459,875 at December 25, 2004, and 1,388,875 at December 27, 2003, with weighted average exercise prices of $2.32 and $2.69, respectively.

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

6. PREFERRED AND COMMON STOCK

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

Period	Dividend Rate	Conversion Ratio (shares of common stock/shares of preferred stock)

February 14, 2000 until	14%	2 for 1
April 15, 2001

April 16, 2001 until	12%	3.33 for 1
March 31, 2002

April 1, 2002 until
December 26, 2002	12%	5.00 for 1

December 27, 2002 until
present	10%	5.71 for 1

Dividends are payable in either cash or Company common stock, at the option of the Company. However, the Senior Loan Agreement requires the preferred stockholders to forego any dividend payments of any kind. Conversion occurs at the option of the holder. The Company may at any time redeem all or any portion of the Series B Preferred Stock for $10.00 per share plus all accrued and unpaid dividends thereon. The Series B Preferred Stock has a mandatory redemption date of June 20, 2008, for 50% of the shares, and June 30, 2009 for the remaining 50%, subject to any existing contractual agreements that may prohibit such redemption. Holders of the convertible preferred stock have voting rights and preference over common stockholders in dividends and liquidation rights. The Series B Preferred Stock currently has a liquidation value of $10.00 per share.

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

In 1999, the Company issued 850,000 shares of Clarion common stock in connection with the acquisition of Double J. Of the 850,000 Clarion shares issued in the acquisition, 425,000 shares (“Put Shares”) are subject to the terms of stock put agreements (“Put Agreements”) that require the Company to purchase some or all of the Put Shares from the holders at a price of $6.00 per share. The maximum potential repurchase obligation of the Company is $2,550,000. As a result of an amendment to the Put Agreements signed in November 2004, the put options expire on March 3, 2006, and are exercisable between January 15, 2006, and March 2, 2006. The Company agreed to pay the holders of the put options $284,000 in consideration for the extended put period for the Put Agreement amendment. The Put Shares are classified as a long-term liability in the consolidated balance sheets on the line item entitled “Mandatorily Redeemable Common Stock.” Concurrent with the issuance of these stock put options, the Company entered into a stock put agreement with a member of the Board of Directors which requires that Director to purchase a number of shares of Clarion common stock equal to the product of (i) the aggregate purchase price paid by Clarion for the Put Shares, divided by the lesser of (ii) the closing price of the common stock on the date Clarion receives notice of its obligation to perform under the Put Agreements, or (iii) $6.00. The Company’s put option expires on March 3, 2006, and is exercisable between January 15, 2006, and March 2, 2006. In exchange for that put agreement, the Director received warrants to purchase 200,000 shares of Clarion common stock at an exercise price of $5.00 per share. The warrants expired on September 30, 2002.

7. LITIGATION AND CONTINGENCIES

The Company is a party to certain litigation involving claims alleging damages under various contractual arrangements. After taking into consideration legal counsel’s evaluation of these claims and actions, the Company is currently of the opinion that their outcome will not have a significant effect on the Company’s consolidated financial position or future results of operations.

8. RELATED PARTY TRANSACTIONS

In conjunction with the settlement of the A&M lawsuit described in Note 2 above, in January 2003, William Blair and Craig Wierda purchased Company notes payable to Drake Products Corporation (now known as A&M Holdings, Inc.) in the principal amount of $2,067,500 along with related accrued interest of $670,000. The purchased notes and related accrued interest were replaced with two new subordinated promissory notes (Settlement Notes), each in the principal amount of $1,379,000. These Settlement Notes bear interest at 18% and are due June 30, 2005. In September 2003, Blair and Wierda transferred $136,000 in principal amount of these notes to Thomas Wallace, an officer of the Company. The settlement also included a provision requiring the Company to issue a total of 800 shares of Series A Convertible Preferred Stock to the holders of the Settlement Notes because they were not paid in full by September 2, 2003; accordingly, the Company issued these preferred shares pro rata and recognized expense of $368,000.

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

In fiscal 2004, we determined that an asset impairment charge in the amount of $1,607,000 was required to adjust the net carrying value of our South Haven facility to its fair value. This impairment charge was necessary under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and the facility was subsequently sold in January 2005. Fair value was determined to be the selling price of the facility.

Changes in the balances of the Company’s restructuring liabilities were as follows:

Balance at December 28, 2002	$370,000
Reversal of exit costs	(207,000)
Payment of exit costs	(46,000)

Balance at December 27, 2003	117,000
Reversal of exit costs	(117,000)

Balance at December 25, 2004	$-

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

	December 25, 2004	Fiscal year ended December 27, 2003	December 28, 2002

Net sales	-	-	$5,557
Net income (loss)	-	-	209

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The Company’s unaudited quarterly results of operations are as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Fiscal 2004
Net sales	$29,594	$28,127	$30,592	$29,385	$117,698
Gross profit	3,745	3,409	2,915	1,400	11,469
Net income (loss)	811	494	(747)	(2,280)	(1,722)
Net loss per share:
Basic	(0.04)	(0.03)	(0.08)	(0.11)	(0.26)
Diluted	(0.04)	(0.03)	(0.08)	(0.11)	(0.26)

Fiscal 2003
Net sales	$22,180	$25,483	$26,136	$23,869	97,668
Gross profit	3,198	3,578	3,269	1,892	11,937
Net income (loss)	602	754	424	(1,006)	774
Net loss per share:
Basic	(0.03)	(0.03)	(0.04)	(0.07)	(0.17)
Diluted	(0.03)	(0.03)	(0.04)	(0.07)	(0.17)

As discussed in Note 9, the Company recorded an asset impairment charge in the amount of $1,607,000 to adjust the net carrying value of the real property at its South Haven, Michigan, facility to fair value. $887,000 was recorded in the third quarter and $720,000 was recorded in the fourth quarter of fiscal 2004. The Company recorded adjustments to other nonrecurring charges (credits) of $(207,000) in the first quarter of fiscal 2003.

12. SUBSEQUENT EVENTS

Effective January 31, 2005, the Company sold its manufacturing facility in South Haven, Michigan, for $1,600,000, which resulted in no gain or loss. The Company is currently leasing this facility under a short-term lease arrangement with the purchaser.

In the first quarter of fiscal 2005, the Company had a key customer forced into a no build situation for approximately five weeks. This situation was caused due to a fire at the manufacturing location of one of their suppliers. This caused an immediate decrease in sales for the Company that will negatively impact profits in the first quarter. As of the beginning of March, this customer was running normal production volumes.

13. OPERATING CONSIDERATIONS AND MANAGEMENT PLANS

As shown in the financial statements, the Company has incurred significant net losses in two of the past three years and is highly leveraged. The Company is also experiencing liquidity constraints and has a deficit position in working capital and shareholders’ equity.

The Company has been proactively addressing its current liquidity and operational issues in an effort to improve cash flows. On April 14, 2003, the Company refinanced its senior debt and modified the terms of certain portions of its subordinated debt. The term loan portion of the Senior Loan Agreement matures in four years and the line of credit matures on April 14, 2005. The terms of the Senior Loan Agreement allow the Company to make payments on its subordinated debt, subject to certain limitations. In addition, since fiscal 2001, subordinated debt holders and preferred shareholders have agreed to defer interest and dividend payments through the maturity date of the senior debt, unless approved by the Company’s senior lender. The Company’s senior lender is allowing payments on the Company’s Electrolux note and Drake note. See Note 2 herein.

The Company has implemented several operating initiatives and successfully reduced costs and improved profitability. The Company has positioned itself to increase sales and profitability, including the successful completion of a supplier agreement that was entered into in May 2002, which increases sales each year through 2005. Also, the Company has been successful in obtaining additional business from other customers and expects to have increased growth in 2005. The increase in business coupled with the changes in cost structure are expected to have a positive impact on profitability in 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15d, and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 25, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required to be furnished by Items 401, 405 and 406 of regulation S-K is included in our definitive Proxy Statement for our 2004 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates (the “2004 Proxy Statement”) and is incorporated herein by reference. Reference is made to the additional item under Part I of this report regarding our executive officers.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1. Financial Statements.

The Registrant’s consolidated financial statements, for the fiscal years ended December 25, 2004, December 27, 2003, and December 28, 2002, together with the Reports of Independent Auditors are filed as part of this Form 10-K report. See “ITEM 8: Financial Statements and Supplementary Data.”

2. Financial Statement Schedules.

Page
Schedule II--Valuation and Qualifying Accounts.	45

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

Date: March 25, 2005	CLARION TECHNOLOGIES, INC. /s/ William Beckman —————————————— William Beckman President

In accordance with the Securities Exchange Act of 1934, this report has been signed below on the 25th day of March 2005, by the following persons on behalf of the Registrant and in the capacities indicated. The persons named below each hereby appoint William Beckman and Edmund Walsh as his attorney-in-fact to sign in his name and on his behalf, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.

/s/ William Beckman —————————————— William Beckman, President (Principal Executive Officer)	/s/ Edmund Walsh —————————————— Edmund Walsh, Chief Financial Officer (Principal Financial Officer)

/s/ Jack D. Rutherford —————————————— Jack D. Rutherford, Director	—————————————— Anthony Wauterlek, Director

/s/ Frederick A. Sotok —————————————— Frederick A. Sotok, Director	/s/ Kenneth La Grand —————————————— Kenneth La Grand, Director

—————————————— Craig A. Wierda, Director	—————————————— Frank T. Steck, Director

/s/ Steven W. Olmstead —————————————— Steven W. Olmstead, Director

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES

		Additions

Description	Balance at Beginning of Period	Charged to Expense	Uncollectible Accounts Written Off, Net of Recoveries	Balance at End of Period

Year Ended December 25, 2004
Deducted from assets accounts:
Allowance for doubtful accounts	$160,000	-	-	$160,000

Year Ended December 27, 2003
Deducted from assets accounts:
Allowance for doubtful accounts	$170,000	$66,000	$76,000	$160,000

Year Ended December 28, 2002
Deducted from assets accounts:
Allowance for doubtful accounts	$559,000	$32,000	$421,000	$170,000

EXHIBIT NUMBER	DESCRIPTION

3(a)	Certificate of Incorporation (filed as exhibit to Form 10K/A dated April 28, 2003 (Commission File No. 0-24690) and incorporated herein by reference)

3(b)	Certificate of Amendment of Certificate of Incorporation amending Article IV (filed as exhibit to Form 10K/A dated April 28, 2003 (Commission File No. 0-24690) and incorporated herein by reference)

3(c)	Bylaws of the Company (filed as exhibit to Form 8-K dated October 27, 1998 (Commission File No. 0-24690) and incorporated herein by reference)

4(a)	Specimen of Common Stock Certificate (filed as exhibit to Form 10-SB dated August 12, 1994 (Commission File No. 0-24690) and incorporated herein by reference)

4(b)	Certificate of Designations of Clarion Technologies, Inc. for Series A Convertible Preferred Stock (filed as an exhibit to Form 8-K dated December 27, 2002 (Commission File No. 0-24690) and incorporated herein by reference)

4(c)	Certificate of Designations of Clarion Technologies, Inc. for Series B Convertible Preferred Stock (filed as an exhibit to Form 8-K dated December 27, 2002 (Commission File No. 0-24690) and incorporated herein by reference)

10(a)	Amended and Restated Credit Agreement dated April 14, 2003, by and among Clarion Technologies, Inc., its subsidiaries party thereto, and Bank One, NA (filed as exhibit to Form 10K/A dated April 28, 2003 (Commission File No. 0-24690) and incorporated herein by reference)

10(b)	First Amendment to Amended and Restated Credit Agreement dated September 26, 2003 (filed as exhibit to Form 10K dated March 5, 2004 (Commission File No. O-24690) and incorporated herein by reference)

10(c)	Second Amendment to Amended and Restated Credit Agreement dated January 26, 2004 (filed as exhibit to Form 10K dated March 5, 2004 (Commission File No. O-24690) and incorporated herein by reference)

10(d)	Third Amendment to Amended and Restated Credit Agreement dated March 12, 2004 (filed as exhibit to Form 10K dated March 5, 2004 (Commission File No. O-24690) and incorporated herein by reference)

10(e)	Fourth Amendment to Amended and Restated Credit Agreement dated April 14, 2004

10(f)	Fifth Amendment to Amended and Restated Credit Agreement dated April 23, 2004

10(g)	Sixth Amendment to Amended and Restated Credit Agreement dated July 30, 2004

10(h)	Waiver and Seventh Amendment to Amended and Restated Credit Agreement dated November 9, 2004

10(i)	Waiver and Eighth Amendment to Amended and Restated Credit Agreement dated March 25, 2005.

10(j)	Revolving Note dated March 12, 2004, issued pursuant to the Amended and Restated Credit Agreement (filed as exhibit to Form 10K dated March 5, 2004 (Commission File No. O-24690) and incorporated herein by reference)

10(k)	Term Note dated April 14, 2003, issued pursuant to the Amended and Restated Credit Agreement (filed as exhibit to Form 10K/A dated April 28, 2003 (Commission File No. 0-24690) and incorporated herein by reference)

EXHIBIT NUMBER	DESCRIPTION

10(l)	Capex Note dated April 14, 2003, issued pursuant to the Amended and Restated Credit Agreement (filed as exhibit to Form 10K/A dated April 28, 2003 (Commission File No. 0-24690) and incorporated herein by reference)

10(m)	Exchange Agreement dated as of December 27, 2002, between Clarion Technologies, Inc. and each of the holders of notes named therein (filed as an exhibit to Form 8-K dated December 27, 2002 (Commission File No. 0-24690) and incorporated herein by reference)

10(n)	Amended and Restated Senior Subordinated Loan Agreement dated as of December 27, 2002, between Clarion Technologies, Inc. and its subsidiary companies party thereto, William Blair Mezzanine Capital Fund III, L.P., and other Lenders party thereto (filed as an exhibit to Form 8-K dated December 27, 2002 (Commission File No. 0-24690) and incorporated herein by reference)

10(o)	Waiver, Consent and First Amendment to Amended and Restated Senior Subordinated Loan Agreement dated April 14, 2003, between Clarion Technologies, Inc. and its subsidiary companies party thereto, William Blair Mezzanine Capital Fund III, L.P., and other Lenders party thereto (filed as exhibit to Form 10K/A dated April 28, 2003 (Commission File No. 0-24690) and incorporated herein by reference)

10(p)	Second Amendment to Amended and Restated Senior Subordinated Loan Agreement, dated April 23, 2004

10(q)	Consent and Third Amendment to Amended and Restated Senior Subordinated Loan Agreement, dated August 2, 2004

10(r)	Fourth Amendment to Amended and Restated Senior Subordinated Loan Agreement, dated November 8, 2004

10(s)	Waiver and Fifth Amendment to Amended and Restated Senior Subordinated Loan Agreement, dated March 25, 2005

10(t)	Senior Subordinated Notes dated December 27, 2002, issued pursuant to the Amended and Restated Senior Subordinated Loan Agreement (filed as exhibit to Form 10K/A dated April 28, 2003 (Commission File No. 0-24690) and incorporated herein by reference)

10(u)	Put Agreements dated as of December 27, 2002, between Clarion Technologies, Inc. and William Blair Mezzanine Capital Fund III, L.P. (filed as an exhibit to Form 8-K dated December 27, 2002 (Commission File No. 0-24690) and incorporated herein by reference)

10(v)	Amended and Restated Registration Rights Agreement dated as of December 27, 2002 between Clarion Technologies, Inc., William Blair Mezzanine Capital Fund III, L.P. and other Lenders party thereto (filed as exhibit to Form 8-K dated December 27, 2002 (Commission File No. 0-24690) and incorporated herein by reference)

10(w)	Supply Agreement between Clarion Technologies, Inc. and Electrolux Home Products, Inc. dated May 1, 2002 (filed as exhibit to Form 10-Q for the quarter ended June 29, 2002 (Commission File No. 0-24690) and incorporated herein by reference)

EXHIBIT NUMBER	DESCRIPTION

10(x)	Lease Agreement between Clarion Technologies, Inc. and Cougar Development, LLC dated October 13, 2000, as amended (filed as exhibit to Form 10K/A dated April 28, 2003 (Commission File No. 0-24690) and incorporated herein by reference)

The following material contracts identified with “*” preceding the exhibit number are agreements or compensation plans with or relating to executive officers, directors or related parties.

*10(y)	Clarion House, Inc. 1998 Stock Option Plan (filed as exhibit to Form 10-KSB for the year ended December 31, 1998 (Commission File No. 0-24690) and incorporated herein by reference)

*10(z)	Clarion Technologies, Inc. 1999 Stock Incentive Plan (filed as exhibit to Form 10-KSB for the year ended December 31, 1999 (Commission File No. 0-24690) and incorporated herein by reference)

*10(aa)	First Amendment to the Clarion Technologies, Inc. 1999 Stock Incentive Plan (filed as exhibit to Proxy Statement for 2000 Annual Meeting of Shareholders (Commission File No. 0-24690) and incorporated herein by reference)

*10(bb)	Clarion Technologies, Inc. 2000 Employees Stock Purchase Plan (filed as appendix to Proxy Statement for 2000 Annual Meeting of Shareholders (Commission File No. 0-24690) and incorporated herein by reference)

*10(cc)	Clarion Technologies, Inc. Director Deferred Stock Purchase Plan (filed as exhibit to Form 10-K for the year ended December 29, 2001 (Commission File No. 0-24690) and incorporated herein by reference)

*10(dd)	Employment Agreement, dated March 1, 1999, between Clarion Plastics Technologies, Inc., Clarion Technologies, Inc. and William Beckman (filed as exhibit to Form 10-KSB for the year ended December 31, 1999 (Commission File No. 0-24690) and incorporated herein by reference)

*10(ee)	Amendment to Employment Agreement dated as of August 1, 2003 between Clarion Technologies, Inc. and William Beckman

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney (included on page 44)

31(a)	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32(a)	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

EXHIBIT 23

EXHIBIT 23 – Consent of Independent Registered Public Accounting Firm

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-36356 and 333-36358) of Clarion Technologies, Inc. of our report dated February 11, 2005, relating to the Consolidated Financial Statements and Schedule which appears in this Form 10-K.

/s/ BDO Seidman, LLP

Grand Rapids, Michigan
March 25, 2005

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2005	CLARION TECHNOLOGIES, INC. By: /s/ William Beckman —————————————— William Beckman Its: President

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2005	CLARION TECHNOLOGIES, INC. By: /s/ Edmund Walsh —————————————— Edmund Walsh Its: Chief Financial Officer

EXHIBIT 32(a)

EXHIBIT 32(a) – CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Clarion Technologies, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 25, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William Beckman, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

CLARION TECHNOLOGIES, INC. By: /s/ William Beckman —————————————— William Beckman President Date: March 25, 2005

EXHIBIT 32(b)

EXHIBIT 32(b) – CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Clarion Technologies, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 25, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edmund Walsh, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Edmund Walsh —————————————— Edmund Walsh Chief Financial Officer Date: March 25, 2005