Form 10-Q
period 2005-04-02
CLARION TECHNOLOGIES INC/DE/
filed 2005-05-17
CIK 835409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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
(Zip Code)

(616) 454-0055
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [__] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [__] Yes [X] No

The number of shares outstanding of registrant’s common stock was 45,406,367 as of May 17, 2005.

INDEX

ITEM NO.	DESCRIPTION	PAGE NO.
PART I - FINANCIAL INFORMATION		1
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1
	(a) Condensed Consolidated Statements of Operations (b) Condensed Consolidated Balance Sheets (c) Condensed Consolidated Statements of Cash Flows (d) Notes to Condensed Consolidated Financial Statements	1 3 4 5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14
PART II - OTHER INFORMATION		15
Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	15
Signatures		16
EXHIBITS		17

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	First Quarter Ended

	April 2, 2005	March 27, 2004

Net sales	$32,274	$29,594
Cost of sales	32,150	25,849

Gross profit	124	3,745

Operating expenses:
Selling, general and administrative expenses	1,676	1,815

Operating income (loss)	(1,552)	1,930

Interest expense	(1,307)	(1,120)
Other income, net	10	1

Income (loss) before income taxes	(2,849)	811

Provision for income taxes	-	-

Net income (loss)	$(2,849)	$811

Basic and Diluted EPS calculation:
Numerator:
Net income (loss)	$(2,849)	$811
Preferred stock dividends declared	(2,779)	(2,281)
Accretion of preferred stock to mandatory
redemption value	(250)	(224)

Net loss attributable to common shareholders	$(5,878)	$(1,694)

Denominator:
Average common shares outstanding (basic and
diluted)	45,296	45,101

Loss per share attributable to common
shareholders (basic and diluted)	$(0.13)	$(0.04)

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 2, 2005	December 25, 2004

	(UNAUDITED)	(AUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$29	$109
Accounts receivable, net of allowance of $162 and $160	18,612	13,960
Inventories	6,435	4,909
Prepaid expenses and other current assets	967	798
Assets held for sale	-	1,479

Total current assets	26,043	21,255

Property, plant and equipment, net	24,762	24,461

Other assets:
Goodwill	24,521	24,521
Deferred financing costs, net of accumulated amortization of
$667 and $640	235	263
Other long-term assets	65	122

	24,821	24,906

	$75,626	$70,622

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Revolving line of credit	$10,000	$6,850
Accounts payable	20,690	16,467
Accrued liabilities	2,520	2,162
Mandatorily redeemable common stock	2,550	-
Current portion of long-term debt	8,312	7,115

Total current liabilities	44,072	32,594

Long-term debt, net of current portion	18,640	20,527
Mandatorily redeemable common stock	-	2,550
Accrued dividends	25,139	22,360
Other liabilities	5,596	4,618

Total liabilities	93,447	82,649

Redeemable Series A preferred stock	36,590	36,366
Redeemable Series B preferred stock	19,177	19,150

Shareholders' deficit:
Common stock	45	45
Additional paid-in capital	33,200	33,416
Accumulated deficit	(106,603)	(100,949)
Accumulated other comprehensive loss	(230)	(55)

Total shareholders' deficit	(73,588)	(67,543)

	$75,626	$70,622

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended

	April 2, 2005	March 27, 2004

OPERATING ACTIVITIES:
Net income (loss)	$(2,849)	$811
Depreciation and amortization	946	1,054
Changes in operating assets and liabilities	(972)	(2,166)
Gain on sale of property, plant, and equipment	(7)	-
Other, net	-	1

Cash used in operating activities	(2,882)	(300)

INVESTING ACTIVITIES:
Capital expenditures	(1,086)	(587)
Proceeds from sale of property, plant and equipment	1,486	-

Cash provided by (used in) investing activities	400	(587)

FINANCING ACTIVITIES:
Net change in revolving credit borrowings	3,150	1,609
Proceeds from issuance of long-term debt	1,593	58
Repayments of long-term debt	(2,349)	(877)
Proceeds from issuance of common stock	8	11

Cash provided by financing activities	2,402	801

NET DECREASE IN CASH AND CASH EQUIVALENTS
	(80)	(86)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	109	107

CASH AND CASH EQUIVALENTS, END OF PERIOD	$29	$21

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. OPERATIONS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarion Technologies, Inc. and Subsidiaries (collectively referred to as “Clarion” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 25, 2004.

Due to fiscal 2005 being comprised of a 53 week year, the first quarter of fiscal 2005 included 14 weeks of activity, compared to 13 weeks in the first quarter of fiscal 2004.

The Company has classified checks disbursed but not yet presented for payment as accounts payable. The amounts at April 2, 2005, and December 25, 2004, were approximately $2,500,000 and $1,559,000, respectively.

The Company operates in a single geographic location, North America, and in a single reportable business segment, plastic injection molding. The accounting policies of this reportable business segment are described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), Share-Based Payment, to revise SFAS 123, Accounting for Stock-Based Compensation, in several areas. SFAS 123(R) requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments where service is expected to be rendered. SFAS 123(R) will be effective beginning in the first quarter of fiscal 2006. The Company does not expect the consolidated financial statements to be materially impacted from adopting SFAS 123(R).

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

	First Quarter Ended

	April 2, 2005	March 27, 2004

Net loss attributable to common shareholders	$(5,878)	$(1,694)

Deduct: Total stock-based compensation expense
determined under fair value based method for all
awards	11	58

Pro forma net loss attributable to common
shareholders	$(5,889)	$(1,752)

Loss per share:

Basic and diluted, as reported	$(0.13)	$(0.04)

Basic and diluted, pro forma	$(0.13)	$(0.04)

For purposes of the SFAS 123 pro forma disclosures, the fair value of each option grant was estimated on the date of grant using the Black-Scholes model with the following assumptions:

	2005	2004

Dividend yield	0.0%	0.0%
Volatility, as a percent	69% to 71%	64%
Risk-free interest rate	4.9% to 5.0%	5.0%
Expected life in years after vest	9	9
Forfeitures are accounted for as they occur

Comprehensive Income (Loss)

The Company’s total comprehensive income (loss) is comprised of all changes in shareholders’ deficit during the period other than from transactions with shareholders. Comprehensive income (loss) consists of the following (in thousands):

	First Quarter Ended

	April 2, 2005	March 27, 2004

Net income (loss)	$(2,849)	$811

Other comprehensive loss:
Market valuation adjustment of interest rate
swap, net of tax	(175)	(112)

Comprehensive income (loss)	$(3,024)	$699

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

The interest rate swap agreement essentially fixes the interest rate on a notional amount of principal ($12,876,000 at April 2, 2005), which decreases with each monthly settlement at a rate corresponding to the Company’s actual principal payments on the term debt. The interest rate swap agreement expires in 2008 and management currently has no intent to renew the agreement or enter into similar agreements in the near future. The fair value of the swap agreement at April 2, 2005 was approximately $(230,000) and is recorded as other long-term liability on the balance sheet. Changes in the fair value of the swap agreement are reported as a component of other comprehensive income.

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

2. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The components of inventories are as follows (in thousands):

	April 2, 2005	December 25, 2004

Raw materials	$2,907	$2,185
Work in process	1,775	1,163
Finished goods	1,753	1,561

Total	$6,435	$4,909

3. ASSETS HELD FOR SALE

On January 31, 2005, the Company sold its manufacturing facility in South Haven, Michigan, which had been recorded as an asset held for sale. The Company sold the facility for $1,600,000. The Company is currently leasing this facility under a short-term lease arrangement with the purchaser.

4. DEBT

Debt consists of the following obligations (in thousands):

	April 2, 2005	December 25, 2004

Senior credit facility:
Revolving credit facility	$10,000	$6,850
Term debt	9,254	11,133
Capital expenditure line of credit	2,862	1,271
Senior and other subordinated term notes, net of
unaccreted discount of $560 and $622	9,440	9,378
Other subordinated promissory notes	4,713	5,109
Capital lease obligations	683	751

	36,952	34,492
Less current portion	18,312	13,965

Long term portion	$18,640	$20,527

The Company amended its senior credit facility on April 29, 2005. As amended, the revolving credit facility is scheduled to mature on July 29, 2005, and allows for aggregate borrowings of $10,000,000 at the prime rate plus 0.75% or, at the Company’s option, one, two, three or six-month LIBOR plus 3.50%, subject to certain borrowing base limitations related to accounts receivable and inventory. In addition, an unused facility fee of 0.375% per annum is payable on the unused portion of the credit line. The term debt matures on April 15, 2007 and bears interest at the prime rate plus 0.75% or, at the Company’s option, one, two, three or six month LIBOR plus 3.5% plus an applicable margin. The senior credit facility also permits draws to be made on a capital expenditure line of credit in the maximum amount of $3,000,000 at one-month LIBOR. All tangible and intangible assets of the Company are collateralized under the senior credit facility.

The Company’s senior subordinated term notes currently bear interest at an annual rate of 15%. Payments of interest are currently deferred and capitalized. On June 30, 2005, the interest rate is scheduled to be reduced to 12%, and the Company is required to begin remitting quarterly interest payments to the holders of the notes.

Other subordinated promissory notes are comprised primarily of a note due to Electrolux Home Products, a division of White Consolidated Industries, Inc. (Electrolux), and certain notes payable to the Company’s senior subordinated lender and certain affiliates (A&M Notes). The Electrolux note was outstanding in the amount of $800,000 as of April 2, 2005, and is paid in equal monthly installments. The Electrolux note matures on September 30, 2005. The A&M Notes were outstanding in the amount of $2,758,000 as of April 2, 2005, and the payment of interest is currently deferred and capitalized. The A&M Notes mature on September 30, 2005.

The senior credit facility requires the Company’s subordinated debt holders and preferred shareholders to forego interest and dividend payments, respectively, unless approved by the bank. The senior credit facility and senior subordinated term notes also prohibit the payment of dividends on common stock.

Based on the contractual terms of all debt agreements (as amended), principal maturities and capital lease obligations for the twelve-month period ended April 2 are as follows: 2006 — $18,312,000; 2007 — $1,874,000; 2008 — $17,320,000; 2009 — $6,000

The Company was in compliance with the covenants under the terms of the Senior Credit Facility and Senior subordinated debt agreement, as amended on March 25, 2005, for the period ended April 2, 2005. Covenants related to targets for earnings before interest, taxes, depreciation, and amortization (EBITDA), fixed charge coverage ratios, senior and total debt to EBITDA ratios, total liabilities to tangible capital fund ratios, working capital levels, and limits on capital expenditures and operating leases.

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

6. OPERATING CONSIDERATIONS AND MANAGEMENT PLANS

As shown in the financial statements, the Company incurred a significant net loss in the first quarter of fiscal 2005 and is highly leveraged. The Company is also experiencing liquidity constraints and has a deficit position in working capital and shareholders’ equity.

In the first quarter of fiscal 2005, the Company’s key customer was unable to order products from our Greenville facility for approximately five weeks. This was due to a fire at the manufacturing location of one of that customer’s suppliers. This caused an immediate decrease in sales for the Company that negatively impacted profits in the first quarter. As of the beginning of March, this customer was running normal production volumes.

The Company has been proactively addressing its current liquidity and operational issues in an effort to improve cash flows. On April 14, 2003, the Company refinanced its senior debt and modified the terms of certain portions of its subordinated debt. The term debt portion of the Senior Credit Facility matures in two years and the line of credit matures on July 29, 2005. The terms of the Senior Credit Facility allow the Company to make payments on its subordinated debt, subject to certain limitations. In addition, since fiscal 2001, subordinated debt holders and preferred shareholders have agreed to defer interest and dividend payments through the maturity date of the senior debt, unless approved by the Company’s senior lender. The Company’s senior lender is allowing payments on the Company’s Electrolux note and one other subordinated note.

The Company has implemented several operating initiatives and has successfully reduced costs. The Company continues to position itself to increase sales and profitability, including the successful completion of a supplier agreement that was entered into in May 2002, which increases sales each year through 2005. Also, the Company has been successful in obtaining additional business from other customers and expects to have increased growth in 2005. The increase in business coupled with the changes in cost structure are expected to have a positive impact on profitability for the remainder of 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following information should be read in conjunction with the accompanying Condensed Consolidated Financial Statements of the Company and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004.

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

We have six manufacturing facilities located in the United States that are full service custom injection molding plants with post-molding secondary operations. Our current facilities collectively house 174 horizontal injection-molding machines with capacities ranging from 55 tons to 1,500 tons of clamping force. Each machine utilizes a computerized process controller that continuously monitors key process parameters on a real time basis and signals the operator if any parameter falls outside predetermined statistical limits. The injection molding process is supported by automated systems for raw material drying, conveying and regrinding. All of our plants have received TS 16949 certification with the exception of our Ames, Iowa facility, which began production in the first quarter of 2005.

We offer our customers value added post-molding secondary services, including ultrasonic inserting and welding, heat staking, solvent bonding, finishing, machining, assembly and on-line packaging. These important services support customers’ requirements for subassembled components, which provide cost savings and manufacturing efficiencies.

RESULTS OF OPERATIONS

The table below summarizes the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of net sales:

	First Quarter Ended

	April 2, 2005	March 27, 2004

Net sales	100.0%	100.0%
Cost of sales	99.6%	87.4%

Gross profit	0.4%	12.6%
Selling, general and administrative
expenses	5.2%	6.1%

Operating income (loss)	(4.8%)	6.5%
Interest expense	(4.0%)	(3.8%)
Income (loss) before income taxes
	(8.8%)	2.7%
Provision for income taxes	-	-

Net income (loss)	(8.8%)	2.7%

Net sales

Net sales of $32,274,000 in the first quarter of 2005 were $2,680,000 (9.1%) higher than net sales of $29,594,000 in the first quarter of 2004. The increase is primarily driven by new business from a major consumer goods customer ($1,920,000) along with business from a new customer ($690,000). These increases in sales include the impacts of the Company having a key customer forced into a no build situation for approximately five weeks caused by a fire at the manufacturing location of one of their suppliers; this caused an immediate decrease in sales for the Company ($6,500,000) and an additional week in the first quarter of 2005 ($750,000). We also obtained new business in the automotive market during the fourth quarter of 2004 that generated $690,000 of revenue in the first quarter of 2005. In addition, $2,639,000 of revenue in the first quarter of 2005 was from tooling for new customer programs versus $2,015,000 in the same period of 2004. The tooling revenue represents production tools for new programs produced for our customers. We outsource all production of tooling so this revenue results in minimal, if any, gross profit. Tooling projects will continue based on customer needs. We expect total revenue levels to continue to increase for the balance of fiscal 2005 due to our long-term supply agreement with a major consumer goods customer and opportunities in our other core markets for new business that we are currently pursuing.

Gross profit

Gross profit was 0.4% for the first quarter of 2005, compared to 12.6% for the corresponding period of 2004. This decrease can primarily be attributed to the impact of reduced sales caused the fire at our customer’s supplier as noted above (7.3%) and continued start-up expenses as we prepared the Ames, Iowa facility for the new program launch that began in the first quarter of fiscal 2005 (3.4%). As the largest impact on our first quarter gross profit decrease was a one time event, we expect gross profit to increase for the remainder of fiscal 2005 to levels slightly less than fiscal 2004. The expected decrease is due to continued start-up expenses for Ames, Iowa and for Mexico.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) for the first quarter of 2005 decreased $132,000 or 7.3% to $1,676,000 from $1,815,000 for the same period in the prior year. This decrease is due to commissions expense incurred in 2004 for business that ended production in the second quarter of 2004, decreased Michigan Single Business Tax expense resulting from the decrease in income, and an overall decrease in remaining expenses attributable to maintaining staffing and spending levels that align with our business needs. Our near-term objective is to decrease SG&A as a percent of sales, even if the total expense increases to accommodate additional business.

Interest expense

Interest expense for the first quarter of 2005 was $1,307,000, an increase of $187,000 (16.7%) from the first quarter of 2004. This increase is mainly due to the continued accrual and compounding of interest on subordinated debt. In addition, 2005 includes one additional week of interest expense as it is comprised of a 14 week period.

Net income (loss)

We recorded net loss of $(2,849,000) for the first quarter of 2005, compared to net income of $811,000 in the corresponding period of 2004. This decrease is a result of lower gross profit from the increased cost of sales, loss on sale of property, plant and equipment, and our slightly higher interest expense.

TAX CONSIDERATIONS

As a result of available NOL carryforwards, the Company does not anticipate incurring any federal income tax liability in 2005.

LIQUIDITY AND CAPITAL RESOURCES

At April 2, 2005, we had negative working capital of $18,029,000 compared to negative $11,339,000 at December 25, 2004. The decrease in working capital is mainly attributable to the increase in current portion of long term debt, the mandatorily redeemable common stock becoming a current liability, and the sale of the assets held for sale in January, 2005. The decrease in cash used in operations in 2005 relative to 2004 was primarily due to the decrease in net income.

Our capital expenditures in the first quarter of fiscal 2005 were made to obtain additional machinery to accommodate new business and for building improvements for our new facility in Ames, Iowa. The proceeds from the sale of property, plant, and equipment are primarily from the sale of the South Haven, Michigan facility ($1,479,000).

Financing activities included the proceeds from the capital line of credit and from the revolving line of credit. Repayments of long term debt represent the scheduled payments on term debt with additional amounts paid on the term debt from the proceeds received on the sale of the South Haven facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have entered into an interest rate swap agreement to effectively fix the interest rate on all of our term debt under the Senior Credit Agreement and a portion of our revolving credit facility. Accordingly, our primary market risk exposure is to changes in interest rates in connection with our outstanding variable rate short-term and long-term debt not affected by the swap agreement. Based on the balances and debt agreements in effect at April 2, 2005, an increase in interest rates of 1% could result in us incurring an additional $94,000 in annual interest expense. Conversely, a decrease in interest rates of 1% could result in savings of $94,000 in annual interest expense. We do not expect this market risk exposure to have a material adverse effect on us. We do not enter into market risk sensitive instruments for trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

        (a)        Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15d, and 15d-15(e) under the Securities Exchange Act), have concluded that as of April 2, 2005, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which the Quarterly Report on Form 10-Q was being prepared.

        (b)        Changes in Internal Control Over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this report, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter ended April 2, 2005, the Company did not issue any unregistered shares of its Common Stock.

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

Date: May 17, 2005	CLARION TECHNOLOGIES, INC. /s/ Edmund Walsh —————————————— Edmund Walsh, Chief Financial Officer

EXHIBIT LIST

31.1	Certification of the Chief Executive Officer of Clarion Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Clarion Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of the Chief Financial Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

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

Date: May 17, 2005	CLARION TECHNOLOGIES, INC. /s/ William Beckman —————————————— William Beckman Chief Executive Officer

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

Date: May 17, 2005	CLARION TECHNOLOGIES, INC. /s/ Edmund Walsh —————————————— Edmund Walsh Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF THE
CHIEF EXECUTIVE OFFICER OF
CLARION TECHNOLOGIES, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, William Beckman Chief Executive Officer of Clarion Technologies, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-Q for the quarterly period ended April 2, 2005, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended April 2, 2005, fairly presents, in all material respects, the financial condition and results of operations of Clarion Technologies, Inc.

Date: May 17, 2005	CLARION TECHNOLOGIES, INC. /s/ William Beckman —————————————— William Beckman Chief Executive Officer

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
CHIEF FINANCIAL OFFICER OF
CLARION TECHNOLOGIES, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Edmund Walsh, Chief Financial Officer of Clarion Technologies, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-Q for the quarterly period ended April 2, 2005, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended April 2, 2005, fairly presents, in all material respects, the financial condition and results of operations of Clarion Technologies, Inc.

Date: May 17, 2005	CLARION TECHNOLOGIES, INC. /s/ Edmund Walsh —————————————— Edmund Walsh Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Clarion Technologies, Inc. and will be retained by Clarion Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.