Form 10-Q
period 2005-07-02
CLARION TECHNOLOGIES INC/DE/
filed 2005-08-16
CIK 835409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

The number of shares outstanding of registrant’s common stock was 45,406,367 as of August 16, 2005.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Second Quarter Ended		Six Months ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
Net sales	$ 38,980	$ 28,127	$ 71,254	$ 57,721
Cost of sales	36,550	24,718	68,700	50,567

Gross profit	2,430	3,409	2,554	7,154
Operating expenses:
Selling, general and administrative expenses	1,806	1,916	3,483	3,732
Restructuring and impairment credits	-	(117)	-	(117)

	1,806	1,799	3,483	3,615

Operating income (loss)	624	1,610	(929)	3,539
Interest expense	(1,284)	(1,120)	(2,591)	(2,240)
Other income, net	20	4	31	6

Income (loss) before income taxes	(640)	494	(3,489)	1,305
Provision for income taxes	-	-	-	-

Net income (loss)	$ (640)	$ 494	$(3,489)	$ 1,305

Basic and Diluted EPS calculation:
Numerator:
Net income (loss)	$ (640)	$ 494	$(3,489)	$ 1,305
Preferred stock dividends declared	(2,724)	(1,777)	(5,503)	(4,058)
Accretion of preferred stock to
mandatory redemption value	(235)	(226)	(485)	(450)

Net loss attributable to common shareholders	$(3,599)	$(1,509)	$(9,477)	$(3,203)

Denominator:
Average common shares outstanding
(basic and diluted)	45,391	45,209	45,342	45,155
Loss per share attributable to
common shareholders (basic and diluted)	$ (0.08)	$ (0.03)	$ (0.21)	$ (0.07)

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 2, 2005 (UNAUDITED)	December 25, 2004 (AUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$ 99	$ 109
Accounts receivable, net of allowance of $160	17,750	13,960
Inventories	6,102	4,909
Prepaid expenses and other current assets	674	798

Assets held for sale	-	1,479
Total current assets	24,625	21,255
Property, plant and equipment, net	24,103	24,461
Other assets:
Goodwill	24,521	24,521
Deferred financing costs, net of accumulated amortization of $695 and $640	208	263
Other long-term assets	64	122

	24,793	24,906

	$ 73,521	$ 70,622

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Revolving line of credit	$ 7,500	$ 6,850
Accounts payable	21,725	16,467
Accrued liabilities	2,338	2,162
Mandatorily redeemable common stock	2,550	-
Current portion of long-term debt	8,154	7,115

Total current liabilities	42,267	32,594
Long-term debt, net of current portion	18,232	20,527
Mandatorily redeemable common stock	-	2,550
Accrued dividends	27,863	22,360
Other liabilities	6,205	4,618

Total liabilities	94,567	82,649
Redeemable Series A preferred stock	36,800	36,366
Redeemable Series B preferred stock	19,202	19,150
Shareholders' deficit:
Common stock	45	45
Additional paid-in capital	33,017	33,416
Accumulated other comprehensive loss	(118)	(55)
Accumulated deficit	(109,992)	(100,949)

Total shareholders' deficit	(77,048)	(67,543)

	$ 73,521	$ 70,622

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	July 2, 2005	June 26, 2004
OPERATING ACTIVITIES:
Net income (loss)	$(3,489)	$ 1,305
Depreciation and amortization	1,958	2,083
Restructuring and impairment credits	-	(117)
Changes in operating assets and liabilities	2,116	(1,520)
Loss on sale of property, plant, and equipment	181	39
Other, net	-	127

Cash provided by operating activities	766	1,917

INVESTING ACTIVITIES:
Capital expenditures	(1,550)	(1,322)
Proceeds from sale of property, plant, and equipment	1,499	1,006

Cash used in investing activities	(51)	(316)

FINANCING ACTIVITIES:
Net change in revolving credit borrowings	650	899
Payment of deferred financing costs	-	(53)
Proceeds from issuance of long-term debt	1,731	1,558
Repayments of long-term debt	(3,120)	(4,084)
Proceeds from issuance of capital stock	14	23

Cash used in financing activities	(725)	(1,657)

NET DECREASE IN CASH AND CASH EQUIVALENTS
	(10)	(56)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR
	109	107

CASH AND CASH EQUIVALENTS, END OF PERIOD
	$ 99	$ 51

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

Due to fiscal 2005 being comprised of a 53 week year, the first six months of fiscal 2005 included 27 weeks of activity, compared to 26 weeks in the first six months of fiscal 2004.

The Company has classified checks disbursed but not yet presented for payment as accounts payable. The amounts at July 2, 2005, and December 25, 2004, were $1,800,000 and $1,559,000, respectively.

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

	Second Quarter Ended		Six Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004

Net loss attributable to common shareholders	$(3,599)	$(1,509)	$(9,477)	$(3,203)
Deduct: Total stock-based compensation expense
determined under fair value based method for all
awards	6	23	17	81

Pro forma net loss attributable to common
shareholders	$(3,605)	$(1,532)	$(9,494)	$(3,284)

Earnings per share:
Basic and diluted, as reported	$(0.08)	$(0.03)	$(0.21)	$(0.07)

Basic and diluted, pro forma	$(0.08)	$(0.03)	$(0.21)	$(0.07)

For purposes of the SFAS 123 pro forma disclosures, the fair value of each option grant was estimated on the date of grant using the Black-Scholes model with the following assumptions:

	2005	2004
Dividend yield	0.0	0.0
Volatility, as a percent	69% to 102%	57% to 64%
Risk-free interest rate	4.3% to 5.0%	4.7% to 5.0%
Expected life in years after vest	9	9
Forfeitures are accounted for as they occur.

Comprehensive Income (Loss)

The Company’s total comprehensive income (loss) is comprised of all changes in shareholders’ deficit during the period other than from transactions with shareholders. Comprehensive income (loss) consists of the following (in thousands):

	Second Quarter Ended		Six Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004

Net income (loss)	$(640)	$494	$(3,489)	$1,305
Other comprehensive income (loss):
Market valuation adjustment of
interest rate swap, net of tax	112	204	(63)	92

Comprehensive income (loss)	$(528)	$698	$(3,552)	$1,397

Interest Rate Swap Agreement

The Company is exposed to various market risks, which include changes in interest rates. In accordance with the terms of the Senior Credit Agreement discussed in Note 4, the Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its variable rate borrowings. Interest rate swap agreements are contracts to exchange floating rates for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense. The Company does not use derivative financial instruments for trading purposes.

The interest rate swap agreements essentially fix the interest rate on notional amounts of principal (an aggregate amount of $15,549,000 at July 2, 2005), each of which decreases with monthly settlements at a rate corresponding to the Company’s actual principal payments on the related debt. The interest rate swap agreements expire in 2008 and 2010, and management currently has no intent to renew the agreements or enter into similar agreements in the near future. The net fair value of the swap agreements at July 2, 2005 was approximately ($118,000) and is recorded as other long-term liability on the balance sheet. Changes in the fair value of the swap agreements are reported as a component of other comprehensive income.

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

Reclassifications

Certain amounts previously reported in prior fiscal years in the condensed consolidated balance sheets of the Company have been reclassified to conform with the presentation of the current quarter. In particular, gain/loss on the sale of property, plant , and equipment has been reclassified from Other income to Selling, general and administrative expenses.

2. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The components of inventories are as follows (in thousands):

	July 2, 2005	December 25, 2004

Raw materials	$2,810	$2,185
Work in process	1,631	1,163
Finished goods	1,661	1,561

Total	$6,102	$4,909

3. ASSETS HELD FOR SALE

On January 31, 2005, the Company sold its manufacturing facility in South Haven, Michigan, which had been recorded as an asset held for sale. The Company sold the facility for $1,600,000. The Company is currently leasing this facility under a short-term lease arrangement with the purchaser.

4. DEBT

Debt consists of the following obligations (in thousands):

	July 2, 2005	December 25, 2004

Senior credit facility:
Revolving credit facility	$ 7,500	$ 6,850
Term debt	8,854	11,133
Capital expenditure line of credit	3,000	1,271
Senior and other subordinated term notes, net of
unaccreted discount of $498 and $622	9,502	9,378
Other subordinated promissory notes	4,418	5,190
Capital lease obligations	612	751

	33,886	34,492
Less current portion	15,654	13,965

Long term portion	$18,232	$20,527

The Company amended its senior credit facility on July 29, 2005. As amended, the revolving credit facility is scheduled to mature on September 30, 2005, and allows for aggregate borrowings of $10,000,000 at the prime rate plus 0.75% or, at the Company’s option, one, two, three or six-month LIBOR plus 3.50%, subject to certain borrowing base limitations related to accounts receivable and inventory. In addition, an unused facility fee of 0.375% per annum is payable on the unused portion of the credit line. The term debt matures on April 15, 2007 and bears interest at the prime rate plus 0.75% or, at the Company’s option, one, two, three or six month LIBOR plus 3.5% plus an applicable margin. The senior credit facility also permits draws to be made on a capital expenditure line of credit in the maximum amount of $3,000,000 at one-month LIBOR. All tangible and intangible assets of the Company are collateralized under the senior credit facility.

The Company’s senior subordinated term notes currently bear interest at an annual rate of 15%. Payments of interest are currently deferred.

Other subordinated promissory notes are comprised primarily of a note due to Electrolux Home Products, a division of White Consolidated Industries, Inc. (Electrolux), and certain notes payable to the Company’s senior subordinated lender and certain affiliates (A&M Notes). The Electrolux note was outstanding in the amount of $500,000 as of July 2, 2005, and is paid in equal monthly installments. The Electrolux note matures on September 30, 2005. The A&M Notes were outstanding in the amount of $2,758,000 as of July 2, 2005, and the payment of interest is currently deferred. The A&M Notes mature on September 30, 2005.

The senior credit facility requires the Company’s subordinated debt holders and preferred shareholders to forego interest and dividend payments, respectively, unless approved by the bank. The senior credit facility and senior subordinated term notes also prohibit the payment of dividends on common stock.

Based on the contractual terms of all debt agreements (as amended), principal maturities and capital lease obligations for the twelve-month period ended July 2 are as follows: 2006 — $15,654,000; 2007 — $11,813,000; 2008 — $6,909,000; 2009 — $7,000

The Company was in compliance with the covenants under the terms of the Senior Credit Facility and Senior subordinated debt agreement, as amended on April 29, 2005, for the period ended July 2, 2005. Covenants related to targets for earnings before interest, taxes, depreciation, and amortization (EBITDA), fixed charge coverage ratios, senior and total debt to EBITDA ratios, total liabilities to tangible capital fund ratios, working capital levels, and limits on capital expenditures and operating leases.

5. EMPLOYEE STOCK PURCHASE PLAN

In June 2000, the Company’s shareholders approved a noncompensatory employee stock purchase plan (ESPP) whereby 400,000 shares of common stock has been reserved for purchase by eligible employees through a payroll deduction program. The purchase price of the stock is 85% of the average closing price of the last 30 trading days of the respective quarter. Through the first quarter of fiscal 2005, the ESPP had issued 392,366 shares of common stock and therefore did not have enough shares remaining to cover additional quarterly purchases. Shareholder approval is required to authorize additional shares for the ESPP. The Board of Directors will not seek the required shareholder approval to authorize additional shares for the ESPP at this time. However, the Company’s Management and Board of Directors will periodically evaluate the merits of seeking shareholder approval to issue more shares for the ESPP. The plan expires on June 30, 2010.

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

7. OPERATING CONSIDERATIONS AND MANAGEMENT PLANS

As shown in the financial statements, the Company incurred a significant net loss in the first six months of fiscal 2005 and is highly leveraged. The Company also has a deficit position in working capital and shareholders’ equity.

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

The Company has been proactively addressing its current liquidity and operational issues in an effort to improve cash flows. On April 14, 2003, the Company refinanced its senior debt and modified the terms of certain portions of its subordinated debt. The term debt portion of the Senior Credit Facility matures in two years and the line of credit matures on September 30, 2005. The terms of the Senior Credit Facility allow the Company to make payments on its subordinated debt, subject to certain limitations. In addition, since fiscal 2001, subordinated debt holders and preferred shareholders have agreed to defer interest and dividend payments through the maturity date of the senior debt, unless approved by the Company’s senior lender. The Company’s senior lender is allowing payments on the Company’s Electrolux note and one other subordinated note.

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

We have six manufacturing facilities located in the United States that are full service custom injection molding plants with post-molding secondary operations. Our current facilities collectively house 171 horizontal injection-molding machines with capacities ranging from 55 tons to 1,500 tons of clamping force. Each machine utilizes a computerized process controller that continuously monitors key process parameters on a real time basis and signals the operator if any parameter falls outside predetermined statistical limits. The injection molding process is supported by automated systems for raw material drying, conveying and regrinding. All of our plants have received TS 16949 certification with the exception of our Ames, Iowa facility, which began production in the first quarter of 2005.

We offer our customers value added post-molding secondary services, including ultrasonic inserting and welding, heat staking, solvent bonding, finishing, machining, assembly and on-line packaging. These important services support customers’ requirements for subassembled components, which provide cost savings and manufacturing efficiencies.

RESULTS OF OPERATIONS

The table below summarizes the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of net sales:

	Second Quarter Ended		Six Months Ended
	July 2,2005	June 26, 2004	July 2, 2005	June 26, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	93.8%	87.9%	96.4%	87.6%

Gross profit	6.2%	12.1%	3.6%	12.4%
Selling, general and administrative
expenses	4.6%	6.7%	4.9%	6.4%
Restructuring and impairment credits	-	(0.4%)	-	(0.2%)

Operating income (loss)	1.6%	5.8%	(1.3%)	6.2%
Interest expense	(3.3%)	(4.0%)	(3.6%)	(3.9%)
Other income, net	0.1%	(0.1%)	-	(0.1%)

Income (loss) before income taxes	(1.6%)	1.7%	(4.9%)	2.2%
Provision for income taxes	-	-	-	-

Net income (loss)	(1.6%)	1.7%	(4.9%)	2.2%

Net sales

Net sales of $38,980,000 in the second quarter of 2005 were $10,853,000 (38.6%) higher than net sales of $28,127,000 in the second quarter of 2004. Net sales of $71,254,000 for the first six months of 2005 were $13,533,000 (23.4%) higher than the comparable period of 2004. The increase is primarily driven by new business from a major consumer goods customer ($5,641,000 for the first six months). We also obtained sell price increases to accommodate raw material price increases ($2,800,000 for the first six months). These sales results include the impacts of having a key customer forced into a no build situation for approximately five weeks caused by a fire at the manufacturing location of one of their suppliers; this caused an immediate decrease in sales for the Company ($6,500,000) in the first quarter of 2005.

We also obtained new business in the automotive market during the first six months of 2005 that has generated $4,512,000 in revenue. However, much of this increase was offset by balance out of other products ($4,194,000 over the first six months of 2005). In addition, $5,175,000 of revenue in the first six months of 2005 was from tooling for new customer programs versus $2,787,000 in the same period of 2004. The tooling revenue represents production tools for new programs produced for our customers. We outsource all production of tooling so this revenue results in minimal gross profit. Tooling projects will continue based on customer needs. We expect total revenue levels to continue to increase relative to 2004, for the balance of fiscal 2005 due to our long-term supply agreement with a major consumer goods customer and opportunities in our other core markets for new business that we are currently pursuing.

Gross profit

Gross profit, as a percentage of 2005 net sales, was 6.2% for the second quarter and 3.6% for the first six months, compared to 12.1% and 12.4% in the corresponding periods of 2004. This decrease is attributed to the following:

•	Continued start-up expenses as we prepared the Ames, Iowa facility for the new program launch that began in the first quarter of fiscal 2005. Also, we incurred the consolidation expenses to transition from two facilities in Pella, Iowa to one facility in Ames. These expenses totaled of $1,600,000 or 3.0% of sales for the first six months of 2005 as compared to 2004.

•	Impact of reduced sales caused by the fire at our customer’s supplier as noted above ($1,000,000 or 1.9% of sales for the first six months of 2005 as compared to 2004)

•	Revenue increases to accommodate raw material price increases. This did not contribute additional gross margin dollars. This reduced gross profit by approximately 1% of sales for the first six months of 2005 as compared to 2004.

•	Start-up expenses for Mexico (hiring, travel) increased by $210,000 in 2005.

•	Consolidating products manufactured in our South Haven, Michigan facility to our Caledonia, Michigan facility. The costs associated for this activity were approximately $100,000.

We expect gross profit for the remainder of fiscal 2005 to remain at approximately the same level realized in the second quarter of 2005. Although we have consolidated operations in Iowa and in Michigan, we will increase start-up expenses to prepare for our Mexico operation.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) for the second quarter of 2005 decreased $110,000 or 5.7% to $1,806,000 from $1,916,000 for the same period in the prior year. SG&A decreased $249,000 or 6.7% to $3,483,000 for the first six months of 2005, from $3,732,000 for the same period in 2004. This decrease is due to commissions expense incurred in 2004 for business that ended production in the second quarter of 2004, decreased Michigan Single Business Tax expense resulting from the decrease in income, and an overall decrease in remaining expenses attributable to maintaining staffing and spending levels that align with our business needs. Our near-term objective is to decrease SG&A as a percent of sales, even if the total expense increases to accommodate additional business.

Restructuring and impairment credits

In June 2004, the Company was informed that it would not incur any expenses for the termination of two leases of equipment associated with the former Montpelier, Ohio facility that was sold in May 2002. Accordingly, the related liability of $117,000 for these expected termination expenses was reversed in the second quarter of 2004.

Interest expense

Interest expense for the second quarter of 2005 was $1,284,000, an increase of $164,000 (14.6%) from the second quarter of 2004. This increase is mainly due to the continued accrual and compounding of interest on subordinated debt. In addition, 2005 includes one additional week of interest expense as it is comprised of a 14 week period.

Net income (loss)

We recorded net loss of ($640,000) for the second quarter of 2005 and net loss of ($3,489,000) for the first six months of 2005, compared to net income of $494,000 and $1,305,000 in the corresponding periods of 2004, respectively. This decrease is a result of lower gross profit from the increased cost of sales and our slightly higher interest expense.

TAX CONSIDERATIONS

As a result of available NOL carryforwards, the Company does not anticipate incurring any federal income tax liability in 2005.

LIQUIDITY AND CAPITAL RESOURCES

At July 2, 2005, we had working capital deficit of $17,642,000 compared to a deficit of $11,339,000 at December 25, 2004. The decrease in working capital is mainly attributable to the increase in current portion of long term debt, the mandatorily redeemable common stock becoming a current liability, and the sale of the assets held for sale in January, 2005. The decrease in cash used in operations in 2005 relative to 2004 was primarily due to the decrease in net income.

Our capital expenditures in the first six months of fiscal 2005 were made to obtain additional machinery to accommodate new business and for building improvements for our new facility in Ames, Iowa. The proceeds from the sale of property, plant, and equipment are primarily from the sale of the South Haven, Michigan facility ($1,479,000). Additional capital expenditures and expenses will be required in the remainder of fiscal 2005 to facilitize and start our new operation in Juarez, Mexico. These requirements may cause deterioration in our cash availability. Our liquidity could also be adversely impacted by lower than expected sales to Electrolux that could result from the transition of their operations from Greenville, Michigan to Juarez, Mexico.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have entered into an interest rate swap agreement to effectively fix the interest rate on approximately 79% of our term debt under the Senior Credit Agreement. Accordingly, our primary market risk exposure is to changes in interest rates in connection with our outstanding variable rate short-term and long-term debt not affected by the swap agreement. Based on the balances and debt agreements in effect at July 2, 2005, an increase in interest rates of 1% could result in us incurring an additional $40,000 in annual interest expense. Conversely, a decrease in interest rates of 1% could result in savings of $40,000 in annual interest expense. We do not expect this market risk exposure to have a material adverse effect on us. We do not enter into market risk sensitive instruments for trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

    (a)        Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act), have concluded that as of July 2, 2005, the Company’s disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter ended July 2, 2005, the Company did not issue any unregistered shares of its Common Stock. Also, the Company did not repurchase any of its Common Stock during that period, nor has the Board of Directors of the Company approved any stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on May 25, 2005, the stockholders of the Company elected the following seven directors for terms of office expiring at the annual meeting of stockholders in the year 2006:

NAME	FOR	WITHOLD
Kenneth LaGrand	67,613,147	10,873,055
Steven W. Olmstead	67,378,949	11,107,253
Jack D. Rutherford	67,612,544	10,873,658
Frederick A. Sotok	67,612,666	10,873,536
Frank T. Steck	67,616,044	10,870,158
Anthony Wauterlek	67,615,047	10,871,155
Craig A. Wierda	67,398,766	11,087,436

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

Date: August 16, 2005	CLARION TECHNOLOGIES, INC. /s/ Edmund Walsh Edmund Walsh, Chief Financial Officer

EXHIBIT LIST

31.1	Certification of the Chief Executive Officer of Clarion Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Clarion Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of the Chief Financial Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).