Form 10-Q
period 2005-10-01
CLARION TECHNOLOGIES INC/DE/
filed 2005-11-21
CIK 835409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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

The number of shares outstanding of registrant’s common stock was 45,406,367 as of November 18, 2005.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Third Quarter Ended		Nine Months Ended

	October 1, 2005	September 25, 2004	October 1, 2005	September 25, 2004

Net sales	$40,981	$30,592	$112,235	$88,313
Cost of sales	37,707	27,677	106,407	78,245

Gross profit	3,274	2,915	5,828	10,068

Operating expenses:
Selling, general and administrative	1,565	1,658	5,048	5,350
expenses
Restructuring and impairment expense	-	887	-	770

	1,565	2,545	5,048	6,120

Operating income	1,709	370	780	3,948

Interest expense	(1,319)	(1,119)	(3,910)	(3,359)
Other income (expense), net	2	2	33	(31)

Income (loss) before income taxes	392	(747)	(3,097)	558

Provision for income taxes	-	-	-	-

Net income (loss)	$392	$(747)	$(3,097)	$558

Basic and Diluted EPS calculation:
Numerator:

Net income (loss)	$392	$(747)	$(3,097)	$558
Preferred stock dividends declared	(2,979)	(2,461)	(8,481)	(6,519)
Accretion of preferred stock to
mandatory redemption value	(237)	(228)	(722)	(678)

Net loss attributable to common
shareholders	$(2,824)	$(3,436)	$(12,300)	$(6,639)

Denominator:
Average common shares outstanding
(basic and diluted)	45,406	45,242	45,363	45,184

Loss per share attributable to
common shareholders (basic and
diluted)	$(0.06)	$(0.08)	$(0.27)	$(0.15)

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 1, 2005	December 25, 2004

	(UNAUDITED)	(AUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$77	$109
Accounts receivable, net of allowance of $160	18,928	13,960
Inventories	5,782	4,909
Prepaid expenses and other current assets	385	798
Assets held for sale	-	1,479

Total current assets	25,172	21,255

Property, plant and equipment, net	23,708	24,461

Other assets:
Goodwill	24,521	24,521
Deferred financing costs, net of accumulated amortization of
$723 and $640	180	263
Other long-term assets	270	122

	24,971	24,906

	$73,851	$70,622

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Revolving line of credit	$8,000	$6,850
Accounts payable	21,834	16,467
Accrued liabilities	1,987	2,162
Mandatorily redeemable common stock	2,550	-
Current portion of long-term debt	7,660	7,115

Total current liabilities	42,031	32,594

Long-term debt, net of current portion	17,648	20,527
Mandatorily redeemable common stock	-	2,550
Accrued dividends	30,841	22,360
Other liabilities	7,098	4,618

Total liabilities	97,618	82,649

Redeemable Series A preferred stock	37,012	36,366
Redeemable Series B preferred stock	19,227	19,150

Shareholders' deficit:
Common stock	45	45
Additional paid-in capital	32,805	33,416
Accumulated other comprehensive loss	(253)	(55)
Accumulated deficit	(112,603)	(100,949)

Total shareholders' deficit	(80,006)	(67,543)

	$73,851	$70,622

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended

	October 1, 2005	September 25, 2004

OPERATING ACTIVITIES:
Net income (loss)	$(3,097)	$558
Depreciation and amortization	2,922	3,026
Restructuring and impairment expenses	-	770
Loss on sale of property, plant, and equipment	190	-
Changes in operating assets and liabilities	1,862	1,661
Other, net	-	166

Cash provided by operating activities	1,877	6,181

INVESTING ACTIVITIES:
Capital expenditures	(2,026)	(2,302)
Proceeds from sale of property, plant, and equipment	1,499	1,006

Cash used in investing activities	(527)	(1,269)

FINANCING ACTIVITIES:
Net change in revolving credit borrowings	1,150	(1,651)
Payment of deferred financing costs	-	(53)
Proceeds from issuance of long-term debt	1,731	1,560
Repayments of long-term debt	(4,277)	(4,819)
Proceeds from issuance of capital stock	14	33

Cash used in financing activities	(1,382)	(4,930)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(32)	(45)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	109	107

CASH AND CASH EQUIVALENTS, END OF PERIOD	$77	$62

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

Due to fiscal 2005 being comprised of a 53 week year, the first nine months of fiscal 2005 included 40 weeks of activity, compared to 39 weeks in the first nine months of fiscal 2004.

The Company has classified checks disbursed but not yet presented for payment as accounts payable. The amounts at October 1, 2005, and December 25, 2004, were $1,800,000 and $1,559,000, respectively.

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

	Third Quarter Ended		Nine Months Ended

	October 1, 2005	September 25, 2004	October 1, 2005	September 25, 2004

Net loss attributable to common shareholders	$(2,824)	$(3,436)	$(12,300)	$(6,639)

Deduct: Total stock-based compensation
expense determined under fair value based
method for all awards	5	23	22	104

Pro forma net loss attributable to common
shareholders	$(2,829)	$(3,459)	$(12,322)	$(6,743)

Earnings per share:

Basic and diluted, as reported	$(0.06)	$(0.08)	$(0.27)	$(0.15)

Basic and diluted, pro forma	$(0.06)	$(0.08)	$(0.27)	$(0.15)

For purposes of the SFAS 123 pro forma disclosures, the fair value of each option grant was estimated on the date of grant using the Black-Scholes model with the following assumptions:

	2005	2004

Dividend yield	0.0%	0.0%
Volatility, as a percent	69% to 108%	54% to 64%
Risk-free interest rate	4.3% to 5.0%	4.7% to 5.3%
Expected life in years after vest	9	9
Forfeitures are accounted for as they occur.

Comprehensive Income (Loss)

The Company’s total comprehensive income (loss) is comprised of all changes in shareholders’ deficit during the period other than from transactions with shareholders. Comprehensive income (loss) consists of the following (in thousands):

	Third Quarter Ended		Nine Months Ended

	October 1, 2005	September 25, 2004	October 1, 2005	September 25, 2004

Net income (loss)	$392	$(747)	$(3,097)	$558

Other comprehensive loss:
Market valuation adjustment of
interest rate swap, net of tax	(135)	(118)	(198)	(26)

Comprehensive income (loss)	$257	$(865)	$(3,295)	$532

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

The interest rate swap agreements essentially fix the interest rate on notional amounts of principal (an aggregate amount of $15,222,000 at October 1, 2005), each of which decreases with monthly settlements at a rate corresponding to the Company’s actual principal payments on the related debt. The interest rate swap agreements expire in 2008 and 2010, and management currently has no intent to renew the agreements or enter into similar agreements in the near future. The net fair value of the swap agreements at October 1, 2005 was approximately ($253,000) and is recorded as other long-term liability on the balance sheet. Changes in the fair value of the swap agreements are reported as a component of other comprehensive income.

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

Reclassifications

Certain amounts previously reported in prior fiscal years in the condensed consolidated balance sheets of the Company have been reclassified to conform with the presentation of the current quarter. In particular, gain/loss on the sale of property, plant, and equipment has been reclassified from Other income to Selling, general and administrative expenses.

2. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The components of inventories are as follows (in thousands):

	October 1, 2005	December 25, 2004

Raw materials	$3,118	$2,185
Work in process	993	1,163
Finished goods	1,671	1,561

Total	$5,782	$4,909

3. ASSETS HELD FOR SALE

On January 31, 2005, the Company sold its manufacturing facility in South Haven, Michigan, which had been recorded as an asset held for sale. The Company sold the facility for $1,600,000. The Company is currently leasing this facility under a short-term lease operating arrangement with the purchaser that ends December 31, 2005.

4. DEBT

Debt consists of the following obligations (in thousands):

	October 1, 2005	December 25, 2004

Senior credit facility:
Revolving credit facility	$8,000	$6,850
Term debt	8,270	11,133
Capital expenditure line of credit	3,000	1,271
Senior and other subordinated term notes, net of
unaccreted discount of $436 and $622	9,564	9,378
Other subordinated promissory notes	3,923	5,190
Capital lease obligations	551	751

	33,308	34,492
Less current portion	15,660	13,965

Long term portion	$17,648	$20,527

The Company has agreed in principle with its senior lenders to extend its senior revolving credit facility from October 31, 2005 through December 9, 2005, and waive all existing defaults. As amended, the revolving credit facility allows for aggregate borrowings of $10,000,000 at the prime rate plus 0.75% or, at the Company’s option, one, two, three or six-month LIBOR plus 3.50%, subject to certain borrowing base limitations related to accounts receivable and inventory. In addition, an unused facility fee of 0.375% per annum is payable on the unused portion of the credit line. The term debt matures on April 15, 2007 and bears interest at the prime rate plus 0.75% or, at the Company’s option, one, two, three or six month LIBOR plus 3.5% plus an applicable margin. The senior credit facility also permits draws to be made on a capital expenditure line of credit in the maximum amount of $3,000,000 at one-month LIBOR. All tangible and intangible assets of the Company are collateralized under the senior credit facility.

The Company has also agreed in principle with its senior lenders to amend the senior credit facility on or before December 9, 2005. This amendment would involve establishing the maturity date of the revolving credit facility at one year from the date of the amendment and increasing certain borrowing base limitations related to inventory and aggregate borrowings. This amendment would also involve certain credit enhancements.

The Company’s senior subordinated term notes currently bear interest at an annual rate of 15%. Payments of interest are currently deferred.

Other subordinated promissory notes are comprised primarily of certain notes payable to the Company’s senior subordinated lender and certain affiliates (A&M Notes). Included in the December 25, 2004 balance was a note due to Electrolux Home Products, a division of White Consolidated Industries, Inc. (Electrolux); as of October 1, 2005 the note was paid in full. The A&M Notes were outstanding in the amount of $2,758,000 as of October 1, 2005, and the payment of interest is currently deferred. The A&M Notes mature on December 31, 2005.

The senior credit facility requires the Company’s subordinated debt holders and preferred shareholders to forego interest and dividend payments, respectively, unless approved by the bank. The senior credit facility and senior subordinated term notes also prohibit the payment of dividends on common stock.

Based on the contractual terms of all debt agreements (as amended), principal maturities and capital lease obligations for the twelve-month period ended October 1 are as follows: 2006 — $15,654,000; 2007 — $11,813,000; 2008 — $6,909,000; 2009 — $7,000

The Company was in compliance with the covenants under the terms of the Senior Credit Facility and Senior subordinated debt agreement, as amended on April 29, 2005, for the period ended October 1, 2005. Covenants related to targets for earnings before interest, taxes, depreciation, and amortization (EBITDA), fixed charge coverage ratios, senior and total debt to EBITDA ratios, total liabilities to tangible capital fund ratios, working capital levels, and limits on capital expenditures and operating leases.

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

7. OPERATING CONSIDERATIONS AND MANAGEMENT PLANS

As shown in the financial statements, the Company incurred a significant net loss in the first nine months of fiscal 2005 and is highly leveraged. The Company also has a deficit position in working capital and shareholders’ equity.

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

The Company has been proactively addressing its current liquidity and operational issues in an effort to improve cash flows. On April 14, 2003, the Company refinanced its senior debt and modified the terms of certain portions of its subordinated debt. The term debt portion of the Senior Credit Facility matures in two years and the line of credit is expected to mature on December 9, 2005. The Company has also agreed in principle with its senior lenders to amend the senior credit facility on or before December 9, 2005. This amendment would involve establishing the maturity date of the revolving credit facility at one year from the date of the amendment and increasing certain borrowing base limitations related to inventory and aggregate borrowings. This amendment would also involve certain credit enhancements. The terms of the Senior Credit Facility allow the Company to make payments on its subordinated debt, subject to certain limitations. In addition, since fiscal 2001, subordinated debt holders and preferred shareholders have agreed to defer interest and dividend payments through the maturity date of the senior debt, unless approved by the Company’s senior lender.

The Company has implemented several operating initiatives and continues to position itself to increase sales and profitability. Several manufacturing facility changes have been executed in order to reduce operating expenses and better utilize assets. Specifically in 2005, the company has consolidated from two facilities in Iowa to only one, and also consolidated production from the South Haven, Michigan facility into the Caledonia, Michigan operation. In addition, the Company has opened a plant in Juarez, Mexico to accommodate the move of existing business and handle growth opportunities. The Company has been successful in obtaining additional business from other major customers and expects to have increased growth in 2006.

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

We have six manufacturing facilities located in the United States and one located in Juarez, Mexico that are full service custom injection molding plants with post-molding secondary operations. Our current facilities collectively house 171 horizontal injection-molding machines with capacities ranging from 55 tons to 1,500 tons of clamping force. Each machine utilizes a computerized process controller that continuously monitors key process parameters on a real time basis and signals the operator if any parameter falls outside predetermined statistical limits. The injection molding process is supported by automated systems for raw material drying, conveying and regrinding.

We offer our customers value added post-molding secondary services, including ultrasonic inserting and welding, heat staking, solvent bonding, finishing, machining, assembly and on-line packaging. These important services support customers’ requirements for subassembled components, which provide cost savings and manufacturing efficiencies.

RESULTS OF OPERATIONS

The table below summarizes the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of net sales:

	Third Quarter Ended		Nine Months Ended

	Oct 1, 2005	Sep 25, 2004	Oct 1, 2005	Sep 25, 2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	92.0%	90.5%	94.8%	88.6%

Gross profit	8.0%	9.5%	5.2%	11.4%
Selling, general and administrative expenses	3.8%	5.4%	4.5%	6.1%
Restructuring and impairment expense	-	2.9%	-	0.9%

Operating income	4.2%	1.2%	0.7%	4.4%
Interest expense	(3.2%)	(3.7%)	(3.5%)	(3.8%)
Other income, net	-	-	-	-

Income (loss) before income taxes	1.0%	(2.5%)	(2.8%)	0.6%
Provision for income taxes	-	-	-	-

Net income (loss)	1.0%	(2.5%)	(2.8%)	0.6%

Net sales

Net sales of $40,981,000 in the third quarter of 2005 were $10,389,000 (34.0%) higher than net sales of $30,592,000 in the third quarter of 2004. Net sales of $112,235,000 for the first nine months of 2005 were $23,922,000 (27.1%) higher than the comparable period of 2004. The increase is primarily driven by new business from a major consumer goods customer ($11,718,000 for the first nine months). We also obtained sell price increases to accommodate raw material price increases ($6,152,000 for the first nine months). These sales results include the impact of having a key customer halt production for approximately five weeks as a result of a fire at the manufacturing location of one of their suppliers; this caused an immediate decrease in sales for the Company ($6,500,000) in the first quarter of 2005.

We also obtained new business in the automotive market during the first nine months of 2005 that has generated $11,865,000 in revenue. However, some of this increase was offset by ending production of other business ($6,250,000 over the first nine months of 2005). In addition, $7,155,000 of revenue in the first nine months of 2005 was from tooling for new customer programs versus $6,690,000 in the same period of 2004. The tooling revenue represents production of tools for new programs for our customers. We outsource all production of tooling so this revenue results in minimal gross profit. Tooling projects will continue based on customer needs. We expect total revenue levels for the balance of fiscal 2005 to be lower than those experienced during the first nine months of 2005. This is due to a major customer scheduling significant production downtime as they begin transitioning a manufacturing location from Greenville, Michigan to Juarez, Mexico. We expect total revenues to begin increasing after this transition period due to our long-term supply agreement with that customer and opportunities in our other core markets for new business that we are currently pursuing.

Gross profit

Gross profit, as a percentage of 2005 net sales, was 8.0% for the third quarter and 5.2% for the first nine months, compared to 9.5% and 11.4% in the corresponding periods of 2004. The decrease on a year to date basis is attributed to the following:

•	Continued start-up expenses as we prepared the Ames, Iowa facility for the new program launch that began in the first quarter of fiscal 2005. Also, we incurred consolidation expenses to transition from two facilities in Pella, Iowa to one facility in Ames. These expenses totaled $1,300,000 or 3.0% of sales for the first nine months of 2005.
•	Impact of reduced sales caused by the fire at our customer’s supplier as noted above ($1,000,000 or 1.9% of sales for the first nine months of 2005).
•	Revenue increases to accommodate raw material price increases. This did not contribute additional gross margin dollars. This reduced gross profit by approximately 1.6% of sales for the first nine months of 2005.
•	Start-up expenses for Mexico (hiring, travel) increased by $630,000 in 2005.
•	Consolidating products manufactured in our South Haven, Michigan facility to our Caledonia, Michigan facility. The costs associated for this activity were approximately $200,000.

We expect gross profit for the remainder of fiscal 2005 to be lower than the level realized in the third quarter of 2005. Although we have completed the consolidation of operations in Iowa and in Michigan, we will incur additional start-up expenses to prepare for our Mexico operation.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) for the third quarter of 2005 decreased $93,000 or 5.6% to $1,565,000 from $1,658,000 for the same period in the prior year. SG&A decreased $302,000 or 5.6% to $5,048,000 for the first nine months of 2005, from $5,350,000 for the same period in 2004. This decrease is due to commissions expense incurred in 2004 for business that ended production in the second quarter of 2004, decreased Michigan Single Business Tax expense resulting from the decrease in income, and an overall decrease in remaining expenses attributable to maintaining staffing and spending levels that align with our business needs. Our near-term objective is to decrease SG&A as a percent of sales, even if the total expense increases to accommodate additional business.

Restructuring and impairment expense

In the third quarter of 2004, as part of our consolidation efforts, we entered negotiations with a potential buyer for one of our facilities. As a result, it was determined that an asset impairment charge in the amount of $887,000 was required in the third quarter of 2004 to adjust the net carrying value of this manufacturing facility to its estimated fair value.

In June 2004, the Company was informed that it would not incur any expenses for the termination of two leases of equipment associated with the former Montpelier, Ohio facility that was sold in May 2002. Accordingly, the related liability of $117,000 for these expected termination expenses was reversed in the second quarter of 2004.

Interest expense

Interest expense for the third quarter of 2005 was $1,319,000, an increase of $200,000 (17.9%) from the third quarter of 2004. This increase is mainly due to the continued accrual and compounding of interest on subordinated debt.

Net income (loss)

We recorded net income of $392,000 for the third quarter of 2005 and net loss of ($3,097,000) for the first nine months of 2005, compared to net loss of ($747,000) and net income of $558,000 in the corresponding periods of 2004, respectively. The increase for the third quarter is due to converting income on increased sales and to an impairment loss recorded in 2004. The year to date decrease is a result of lower gross profit from the increased cost of sales and our slightly higher interest expense.

TAX CONSIDERATIONS

As a result of available NOL carryforwards, the Company does not anticipate incurring any federal income tax liability in 2005.

LIQUIDITY AND CAPITAL RESOURCES

At October 1, 2005, we had working capital deficit of $16,859,000 compared to a deficit of $11,339,000 at December 25, 2004. The decrease in working capital is mainly attributable to the increase in current portion of long term debt, the mandatorily redeemable common stock becoming a current liability, and the sale of the assets held for sale in January, 2005. The decrease in cash used in operations in 2005 relative to 2004 was primarily due to the decrease in net income.

Our capital expenditures in the first nine months of fiscal 2005 were made to obtain additional machinery to accommodate new business and for building improvements for our new facility in Ames, Iowa. The proceeds from the sale of property, plant, and equipment are primarily from the sale of the South Haven, Michigan facility ($1,479,000). Additional expenses, moving costs and capital expenditures will be required in the remainder of fiscal 2005 and in 2006 to obtain facilities and start our new operation in Juarez, Mexico. These requirements may cause deterioration in our cash availability. Our liquidity could also be adversely impacted by lower than expected sales to a major customer that could result from the transition of their operations from Greenville, Michigan to Juarez, Mexico.

Financing activities in 2005 include the proceeds from the capital line of credit and from the revolving line of credit. Repayments of long term debt represent the scheduled payments on term debt with additional amounts paid on the term debt from the proceeds received on the sale of the South Haven facility.

We have agreed in principle with our senior lenders to extend our senior revolving credit facility from October 31, 2005 through December 9, 2005, and waive all existing defaults. As amended, the revolving credit facility allows for aggregate borrowings of $10,000,000 at the prime rate plus 0.75% or, at our option, one, two, three or six-month LIBOR plus 3.50%, subject to certain borrowing base limitations related to accounts receivable and inventory. In addition, an unused facility fee of 0.375% per annum is payable on the unused portion of the credit line. The term debt matures on April 15, 2007 and bears interest at the prime rate plus 0.75% or, at our option, one, two, three or six month LIBOR plus 3.5% plus an applicable margin. The senior credit facility also permits draws to be made on a capital expenditure line of credit in the maximum amount of $3,000,000 at one-month LIBOR. All of our tangible and intangible assets are collateralized under the senior credit facility.

We have also agreed in principle with our senior lenders to amend the senior credit facility on or before December 9, 2005. This amendment would involve establishing the maturity date of the revolving credit facility at one year from the date of the amendment and increasing certain borrowing base limitations related to inventory and aggregate borrowings. This amendment would also involve certain credit enhancements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have entered into an interest rate swap agreement to effectively fix the interest rate on approximately 77% of our term debt under the Senior Credit Agreement. Accordingly, our primary market risk exposure is to changes in interest rates in connection with our outstanding variable rate short-term and long-term debt not affected by the swap agreement. Based on the balances and debt agreements in effect at October 1, 2005, an increase in interest rates of 1% could result in us incurring an additional $45,000 in annual interest expense. Conversely, a decrease in interest rates of 1% could result in savings of $45,000 in annual interest expense. We do not expect this market risk exposure to have a material adverse effect on us. We do not enter into market risk sensitive instruments for trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

        (a)        Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act), have concluded that as of October 1, 2005, the Company’s disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter ended October 1, 2005, the Company did not issue any unregistered shares of its Common Stock. Also, the Company did not repurchase any of its Common Stock during that period, nor has the Board of Directors of the Company approved any stock repurchase program.

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

Date: November 21, 2005	CLARION TECHNOLOGIES, INC. /s/ Edmund Walsh —————————————— Edmund Walsh, Chief Financial Officer

EXHIBIT LIST

31.1	Certification of the Chief Executive Officer of Clarion Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Clarion Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of the Chief Financial Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).