Form 10-K
period 2005-12-31
CLARION TECHNOLOGIES INC/DE/
filed 2006-04-21
CIK 835409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005             OR

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-24690

CLARION TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 38 W. Fulton, Suite 300, Grand Rapids, Michigan (Address of principal executive offices)	91-1407411 (I.R.S. Employer Identification No.) 49503 (Zip Code)

Registrant’s telephone number, including area code: (616) 454-0055.

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class Common Stock, $.001 PAR VALUE	Name of Each Exchange on which registered Over-the-Counter Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [_] Yes   [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [_] Yes   [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes   [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]   Accelerated filer [_]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_] Yes   [X] No

As of July 2, 2005, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock as reported on the OTC Bulletin Board, was $3,467,608.

As of April 17, 2006, the number of shares outstanding of registrant’s common stock was 45,406,367.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

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

PART I

ITEM 1. BUSINESS.

BUSINESS DEVELOPMENT

We are a full-service custom injection molder, providing services to a diverse base of customers in the automotive, home appliance and consumer goods industries.

In 1998, we developed a business strategy that focused on the highly fragmented plastic injection-molding industry with the intent of creating, primarily through acquisitions, a significant full-service custom injection molder to the automotive, heavy truck, and consumer goods industries. Between 1997 and the end of fiscal 2000, we completed six acquisitions that added injection molding plants, assets and services to our operations. During fiscal 2002, we exited the heavy truck industry with the sale of our Montpelier, Ohio facility. During fiscal 2003, we acquired machinery and equipment in Pella, Iowa and began operating two facilities in that location. These two facilities were leased on a short term basis. In 2004, we began leasing a larger facility in Ames, Iowa to accommodate additional business. The Ames location allowed us to exit both Pella facilities in fiscal 2005. In addition, in response to customer requirements, we began operating a leased facility in Juarez, Mexico in December 2005.

During 2005, we continued to grow our business as our revenues grew approximately 23% from 2004 levels. We generated this increase by growing our relationship with our key customers and by adding manufacturing capacity in Mexico to accommodate our customer requirements. We also continued to adjust our cost structure to reduce manufacturing costs, including improving our efficiency in the use of raw materials and scrap, and reducing or maintaining our overall overhead costs. We disposed of our South Haven, Michigan facility and consolidated those operations with our Caledonia, Michigan operations. The sale of the South Haven facility was completed on January 31, 2005 for a total sales price of approximately $1,600,000. We leased that facility through December 31, 2005 as we transitioned those operations to our Caledonia facility. We believe our current cost structure has positioned the Company to be the lowest cost manufacturer to our current customer base which provides a further competitive advantage.

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

On April 14, 2003, we refinanced our senior debt. The $13,200,000 term loan portion of our new senior credit facility matures on April 15, 2007, and the $10,000,000 revolving line of credit matures on December 31, 2006. At December 31, 2005, our outstanding senior debt consisted of $9,375,000 outstanding on the revolving line of credit and $7,728,000 outstanding on the term loan. On December 15, 2005, we refinanced our capital expenditure line of credit into a term note that matures on April 15, 2007. At December 31, 2005, the balance of the term note was $2,850,000 and matures on April 15, 2007.

On December 16, 2005, we obtained an additional $2,000,000 senior revolving line of credit that is secured by $2,000,000 in letters of credit provided by certain of our senior subordinated lenders. If those letters of credit are drawn upon, upon the occurrence of an event of default, our $2,000,000 senior debt converts to senior subordinated debt that is owed to the particular senior subordinated lenders that provided the letters of credit.

Going Concern

On March 31, 2006, we defaulted on certain financial covenants contained in our senior credit facility as well as certain financial covenants contained in our senior subordinated credit facility. Our debt has not been accelerated. We have been negotiating with our lenders to obtain default waivers and amendments to both credit facilities. As of the date of this Annual Report on Form 10-K, we have been unable to agree upon the terms of those waivers and amendments. While our liquidity position is stable, our lenders are requesting us to improve operations and further increase liquidity. Our lenders believe that increased liquidity will enhance our strategic decision making. We are preparing revised forecasts for presentation to our lenders and will continue to negotiate with them. We expect to reach a solution that is acceptable to all parties.

Because we have suffered recurring losses from operations, have a substantial retained deficit and have experienced the unwaived defaults enumerated above, our independent registered public accounting firm, BDO Seidman, LLP, has concluded that substantial doubt exists about our ability to continue as a going concern, and has included that conclusion in its audit report on our consolidated financial statements for the year ended December 31, 2005 included in this Annual Report on Form 10-K.

Management's Plan

In 2006, we are focused on executing the following key actions to improve our operational performance:

•	Execute transfer of business and start-up of Juarez, Mexico facility -
We have a major customer that has moved its business from Greenville, Michigan to Juarez. The business remains with us and will be moved to Juarez. We expect to complete the transfer of business from Greenville to Juarez in 2006. In addition to the transfer of existing business, we have also obtained incremental business that will be produced out of the Juarez plant.

•	Execute West Michigan plant rationalization -
In conjunction with the transfer of business to Juarez, the leased Greenville, Michigan facility will be eliminated by the second quarter of 2006. This facility was sold in 2004, is leased on a short-term basis and will no longer be an obligation. The business will be transferred to Juarez, Mexico or to our other Greenville facility. The moves will leave only two manufacturing facilities in West Michigan (the owned Greenville plant and the leased Caledonia plant). The remaining two facilities will operate with one management team and with a minimal overhead structure.

•	Execute in Ames, Iowa and maximize performance -
We now have one facility in Iowa versus the three we had throughout the majority of 2005. We are focused on obtaining additional business from existing customers for this facility to maximize utilization and results.

These moves are critical to maximize performance and deliver for our customers. We have positioned ourselves to increase sales and profitability, by rationalizing plants in attractive areas for our key customers. The increase in business coupled with the changes in cost structure are expected to have a positive impact on profitability in 2006.

General

We are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through our website at www.clariontechnologies.com as soon as reasonably practicable after filing with the SEC.

Our principal corporate offices are located at 38 W. Fulton, Suite 300, Grand Rapids, Michigan 49503, and our telephone number at these offices is 616-454-0055. References in this document to fiscal 2005, fiscal 2004, and fiscal 2003 refer to our fiscal years ended December 31, 2005, December 25, 2004, and December 27, 2003, respectively.

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

Business Strategy

Our strategy is to grow the business primarily through internal growth. We believe that internal growth will be accomplished by expanding sales and increasing throughput in our current injection molding plants or in new facilities located in close proximity to our significant customers. Our goal for increasing sales is to provide injection molded products and services that meet and exceed industry standards. We are focusing on being the low cost quality producer while providing niche products and value added services, allowing our customers to concentrate on their primary product strategies. Our growth is focused on expanding our relationship with our current large customers as well as pursuing new customers in order to diversify our sales base.

Business

We manufacture complex, highly engineered thermoplastic parts and provide post-molding secondary services with respect to those parts. Thermoplastic parts are manufactured out of plastic resins that are capable of softening or fusing when heated and hardening again when cooled. We manufacture parts primarily for the following industries:

•	Automotive

•	Home Appliance

•	Consumer Goods

We manufacture only custom parts based on customer specifications and, therefore, are generally the exclusive source of supply for the product being sold to the customer, although customers generally use additional molders for other parts. In addition, we offer value added post-molding secondary services to our customers, including assembly and on-line packaging. We provide our customers with standard industry warranties, however, our warranty practice and experience has not required the creation of warranty reserves.

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

Markets and Products

We produce plastic parts for our customers that operate principally in the automotive, home appliance and consumer goods markets. All of our sales are made to companies domiciled in the United States. The following table summarizes each of our markets as a percentage of total sales for the fiscal years stated:

	% of Sales

	Fiscal 2005	Fiscal 2004	Fiscal 2003

Automotive	25%	25%	32%
Consumer Goods	75%	75%	68%

The products we produce include automotive interior and exterior trim parts, components of seating systems, outdoor product components and home appliance parts such as parts for refrigerators. We also provide program management, industrial design, engineering, prototyping and tooling from concept through delivery of complete assemblies. In the automotive market, many of the products that we supply to customers require our value added services such as assembly.

More detailed information regarding our markets, and the geographical areas in which we operate, is set forth in Note 4 to our financial statements included in Item 8 of this Form 10-K.

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

We have five manufacturing facilities located in the United States and one located in Juarez, Mexico that are full service custom injection molding plants with post-molding secondary operations. Our current facilities collectively house 171 horizontal injection-molding machines with capacities ranging from 55 tons to 1,500 tons of clamping force. Each machine utilizes a computerized process controller that continuously monitors key process parameters on a real time basis and signals the operator if any parameter falls outside predetermined statistical limits. The injection molding process is supported by automated systems for raw material drying, conveying and regrinding.

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

Customers

In fiscal 2005, we had two customers, Electrolux Home Products, Inc. (Electrolux) and Lear Corporation, each of which accounted for more than 10% of our consolidated net sales, and together which accounted in the aggregate for approximately 81% of consolidated product net sales (excludes tooling net sales). The loss of Electrolux as a customer would have a material adverse effect on the Company’s results of operations and financial condition. Because of the importance of new vehicle sales by the major automotive manufacturers to our operations, our business is affected by general business conditions in this industry. Our operations are also dependent to a certain degree on the general economic climate in the appliance and other markets in which we sell product. Our customers generally place orders for goods based on their production requirements for the following three to four months, with a non-binding estimate of requirements over six to eight months. Management believes that the relatively long production cycles for our customers make these estimates reliable.

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

We routinely monitor environmental compliance at all of our manufacturing facilities. The cost of such compliance is not significant. We are not currently subject to any environmental proceedings. During fiscal 2005, we did not make any significant capital expenditures for environmental control facilities, nor do we anticipate any such expenditures in the near future. Actions by federal, state and local governmental agencies concerning environmental matters could result in laws or regulation that could increase the cost of producing the products manufactured by us or otherwise adversely affect the demand for our products.

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

Employees

As of March 31, 2006, we had approximately 800 full-time employees. None of our employees are represented by a union. We believe that our future success will depend on our ability to continue recruiting, retaining and motivating qualified personnel at all levels within the Company. We consider our relations with employees to be good.

ITEM 1A. RISK FACTORS.

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

Our auditor’s report states that our operating losses and our potential inability to reach agreement with our lenders raise substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm, BDO Seidman, LLP, has concluded that substantial doubt exists about our ability to continue as a going concern and has included that conclusion in its audit report on our consolidated financial statements for the year ended December 31, 2005 included in this Annual Report on Form 10-K. BDO Seidman, LLP’s conclusion is based on our recurring losses from operations, our retained deficit of $85.9 million for the year ended December 31, 2005, and the current default status of our credit facilities. No assurance can be given that we will be successful in reaching an agreement on acceptable terms with our lenders, if at all. If we cannot reach agreement with our lenders, such defaults could allow the lenders to discontinue lending or declare all borrowings outstanding to be due and payable. If any of these events occur, there is no assurance that we will have sufficient funds available to pay in full the total amount of obligations that become due as a result of any such acceleration, or that we will be able to find additional or alternative financing to refinance any such accelerated obligation.

The “going concern” opinion may cause concern to one or more of our constituencies of employees, stockholders, customers, vendors or trade creditors. If any customer’s, vendor’s or trade creditor’s concern changes their business relations with us by stopping work, ceasing sales, requiring sales on cash terms or other changes, these changes may materially adversely affect our cash flows and results of operations.

Our substantial indebtedness could adversely affect our financial condition and impair our ability to operate our business.

We are a highly leveraged company and, as a result, have significant debt service obligations. As of December 31, 2005, we had approximately $34.2 million of total debt, substantially all of which, including accrued interest, is classified as current because of the default status of our credit facilities. Our high degree of leverage could have important consequences, including:

•	making it more difficult for us to make payments on our debt obligations;
•	increasing our vulnerability to general economic and industry conditions;
•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, research and development, and future business opportunities;
•	exposing us to the risk of increased interest rates as certain of our borrowings are at variable interest rates;
•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; and
•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

We may not generate sufficient cash flow to service our indebtedness.

Our ability to make scheduled payments of principal and interest with respect to our indebtedness and to fund our operations, working capital, and capital expenditures will depend on our ability to generate cash in the future. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.

We cannot guarantee that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness and fund other liquidity needs. Based upon our anticipated operating performance, cash flow, and capital resources, we will not be able to pay our debt obligations as they become due. Assuming we reach an interim agreement with our lenders in the near future, we expect to restructure our indebtedness in late fiscal year 2006 or early fiscal year 2007. However, we cannot guarantee that we will reach an interim agreement or be able to restructure any of our indebtedness on commercially reasonable terms, or at all.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our agreements governing our indebtedness contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•	incur additional indebtedness or issue certain preferred shares;
•	pay dividends on, repurchase, or make distributions in respect of our capital stock or make other restricted payments;
•	make certain investments;
•	sell certain assets;
•	create liens; and
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.

In addition, under the agreements governing our indebtedness, we are required to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot guarantee that we will meet those ratios and tests. A breach of any of these covenants could result in a default under the agreements governing our indebtedness, and upon the occurrence of an event of default, the lenders could declare all amounts outstanding to be immediately due and payable.

If we are unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral, and we cannot guarantee that we will have sufficient assets to repay our indebtedness.

We are dependent on certain key customers. The loss of any such customer would have a material adverse effect on our results of operations and financial condition.

Our revenues are substantially dependent on our primary customer, Electrolux. Electrolux accounted for approximately 67% of our consolidated product net sales in fiscal 2005 (excludes tooling net sales). We expect that our reliance on this customer will continue for the foreseeable future. The loss of Electrolux as a customer would have a material adverse impact on the Company’s results of operations and financial condition.

Our success is dependent on continued growth in the automotive, home appliance and consumer goods industries, and our revenues will be reduced if there are reductions in such growth.

The success of our business depends on the profitability of our customers’ business, and our primary customers are in businesses that are highly sensitive to changes in general economic conditions: the automotive and consumer goods industries. We expect that this will be true for the foreseeable future. Their demand for our products and services changes as a result of general economic conditions, interest rates, increases in their cost structures, and other factors beyond our control. The performance of our business is directly related to the production levels of our customers. If our customers’ rate of growth is slow, or if they experience contraction, our business and the results of our operations could be adversely affected. Even if sales by our major customers become strong, our results of operations may be less than we anticipate if sales to other customers do not grow or grow slower than anticipated. Similarly, unfavorable market reaction to the industry in general or the results of operations reported by our customers may cause a corresponding decline in the results of our operations.

Continued pricing pressure from the automotive industry may have a materially adverse effect on our operations and financial condition.

Pricing pressure from automotive original equipment manufacturers has been a characteristic of the automotive industry in recent years. Many automotive original equipment manufacturers have policies of seeking price reductions each year. Although we have taken steps to reduce costs and resist price reductions, current and future price reductions could materially adversely impact our sales and profit margins. If we are unable to offset continued price reductions through improved operating efficiencies and reduced expenditures, those price reductions may result in declining margins and operating results.

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

We are subject to risks related to product defects, which could result in product recalls.

We maintain strict quality controls and procedures, including the testing of raw materials and safety testing of selected finished products. However, we cannot be certain that our testing will reveal latent defects in our products or the materials from which they are made, which may not become apparent until after the products have been sold to original equipment manufacturers. Accordingly, there is a risk that product defects will occur, which could require a product recall. Product recalls can be expensive to implement, and we may be required to replace the defective product. In addition, a product recall may damage our relationship with our customers, and we may lose market share with our customers.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

The following table provides information regarding our principal facilities at March 31, 2006.

Location Caledonia, Michigan Greenville, Michigan Greenville, Michigan Grand Rapids, Michigan Anderson, South Carolina Ames, Iowa Juarez, Mexico	Square Footage 86,000 130,000 60,000 1,000 131,000 125,000 58,000	Leased/Owned Leased Owned Leased Leased Owned Leased Leased	Description of Use Manufacturing Manufacturing Manufacturing Executive office Manufacturing Manufacturing Manufacturing

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

ADDITIONAL ITEM – EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our executive officers as of March 31, 2006:

Name William Beckman John Brownlow Edmund Walsh	Age 58 42 36	Position President and Chief Operating Officer Vice President of Sales Treasurer and Chief Financial Officer

William Beckman has served as our President since December 1999, and as our Chief Operating Officer since August 2005. From February 1999 until November 1999, Mr. Beckman served as Chief Executive Officer of Clarion Plastics Technologies, Inc., a wholly owned subsidiary of the Company. From October 1997 until January 1999, Mr. Beckman served as Chief Financial Officer of Johnson Controls Interiors, an automotive supplier of interior parts. Prior to October 1997, Mr. Beckman served as Vice President — Finance of Johnson Controls Interiors as well as Prince Corporation. Prince Corporation was an automotive supplier of interior parts that was acquired by Johnson Controls, Inc. in 1996.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We consider our Common Stock to be thinly traded, therefore, any reported bid or sale price may not reflect a true market-based valuation. The following table sets forth the range of high and low bid prices for our Common Stock for the periods indicated:

	High	Low
Fiscal 2004
First Quarter	$0.68	$0.51
Second Quarter	0.73	0.53
Third Quarter	0.61	0.35
Fourth Quarter	0.40	0.22

Fiscal 2005
First Quarter	$0.36	$0.25
Second Quarter	0.30	0.14
Third Quarter	0.22	0.06
Fourth Quarter	0.17	0.05

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

As of March 31, 2006, we have issued and have outstanding 1,950,250 shares of Series B Convertible Preferred Stock and 38,570 shares of Series A Convertible Preferred Stock. Dividends accrue at the rate of 10.0% and 15.0% per annum, respectively, and are cumulative. In fiscal 2004 and fiscal 2005, no dividends were paid. As of December 31, 2005, we have accrued $14,987,000 and $18,937,000 of dividends on the Series B Preferred Stock and Series A Preferred Stock, respectively. The dividends on the Series B Preferred Stock are payable in either cash or Common Stock, at our option. The dividends are payable in cash only for the Series A Preferred Stock. However, our Senior Loan Agreement and Senior Subordinated Loan Agreement prohibit dividend payments of any kind. The Series B Preferred Stock has a mandatory redemption date of June 30, 2008 for 50% of the shares, and June 30, 2009 for the remaining 50% of the shares, subject to any existing contractual agreements that may prohibit such redemption. The Series A Preferred Stock has a mandatory redemption date of June 30, 2007 or earlier under certain circumstances, including defaults. Our loan agreements currently prohibit such redemptions.

As of March 31, 2006, the number of stockholders of record of Common Stock was approximately 553.

During the fiscal year ended December 31, 2005, we issued unregistered shares of our Common Stock in the following transactions:

On April 18, we issued 80,000 shares of Common Stock in connection with a lease agreement for one of our manufacturing facilities. The securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters involved in the transaction.

During the fourth quarter of fiscal 2005, we did not repurchase any equity securities. Our Board has not approved any plan that provides for the repurchase of our Common Stock.

Information concerning our equity compensation plans is presented in the table titled “Equity Compensation Plan Information” in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

The following table provides our selected historical consolidated financial information. The consolidated statement of operations data set forth below with respect to the fiscal years ended December 31, 2005, December 25, 2004, and December 27, 2003 and the consolidated balance sheet data at December 31, 2005 and December 25, 2004 are derived from, and are qualified by reference to, the audited Consolidated Financial Statements included in Item 8 of this report and should be read in conjunction with those financial statements and notes thereto. The consolidated operating statement data set forth below with respect to fiscal years ended December 28, 2002 and December 29, 2001 and the consolidated balance sheet data at December 27, 2003, December 28, 2002, and December 29, 2001 are derived from audited consolidated financial statements of the Company not included in this report.

[This space intentionally left blank]

All results and data in this section reflect continuing operations, which excludes discontinued operations unless otherwise noted.

	Fiscal Year
	2005	2004	2003	2002 (D)	2001 (D)

Operations Statement Data:
Net sales	$145,515	$117,698	$97,668	$80,630	$90,573
Gross profit	6,422	11,469	11,937	10,456	1,638
Selling, general and administrative
expenses (C)	6,790	6,992	7,144	7,859	11,081
Restructuring and impairment charges
(credits) (A)	-	1,490	(207)	(713)	7,431
Other expense	(5,291)	(4,709)	(4,226)	(10,764)	(11,031)
Income (loss) from continuing operations	(5,659)	(1,722)	774	(7,454)	(27,905)
Income (loss) from discontinued
operations	-	-	-	209	(7,238)
Net income (loss)	(5,659)	(1,722)	774	(7,245)	(35,143)

Net loss from continuing operations
attributable to common shareholders:
Net Income (loss) from continuing
operations	(5,659)	(1,722)	774	(7,454)	(27,905)
Preferred stock dividends declared	(11,564)	(9,063)	(7,408)	(2,852)	(2,483)
Accretion of preferred stock to
mandatory redemption value	(962)	(908)	(832)	(2,013)	(1,343)

	$(18,185)	$(11,693)	$(7,466)	$(12,319)	$(31,731)
Weighted average shares outstanding	45,373,322	45,205,131	44,635,386	42,667,050	23,667,418
Loss per share from continuing
operations, basic and diluted	(0.40)	(0.26)	(0.17)	(0.28)	(1.34)

Balance Sheet Data:
Total assets	$68,445	$70,622	$67,703	$63,644	$70,443
Property, plant and equipment, net	23,482	24,461	26,699	25,682	26,175
Working capital deficit (B)	(40,795)	(11,339)	(13,000)	(14,852)	(81,846)
Long-term debt, net of current portion	400	20,527	25,307	26,528	226
Current portion of debt and revolving
line of credit	33,855	13,965	11,343	11,162	72,618
Mandatorily redeemable common stock	2,550	2,550	2,550	2,550	2,550
Redeemable preferred stock (B)	56,478	55,516	54,608	53,407	16,941
Shareholders' equity (deficit)	(85,923)	(67,543)	(55,930)	(48,603)	(36,618)

Financial Ratios:
Income (loss) from continuing
operations as a percent of net sales	(3.9%)	(1.5%)	0.8%	(9.2%)	(30.8%)
Current ratio	0.33	0.65	0.54	0.46	.18

Other Data:
Preferred stock dividends declared	11,564	9,063	7,408	2,852	2,483

(A)	See Note 9 to our Consolidated Financial Statements.
(B)	See Note 2 to our Consolidated Financial Statements.
(C)	Includes goodwill amortization expense of approximately $713,000 for fiscal year 2001.
(D)	The Company sold the assets of the Montpelier facility in fiscal 2002. Net sales from discontinued operations included $5,557 and $10,185 in fiscal years 2002 and 2001, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our audited consolidated financial statements and notes included in Part II, Item 8 of this Annual Report on Form 10-K. Historical results and percentage relationships among any amounts in the consolidated financial statements are not necessarily indicative of trends in operating results for any future period. We use the terms “we,” “our,” and “us” to refer to Clarion Technologies, Inc. and its subsidiaries.

Going Concern

Our independent registered public accounting firm, BDO Seidman, LLP, has concluded that substantial doubt exists about our ability to continue as a going concern, and has included that conclusion in its audit report on our consolidated financial statements for the year ended December 31, 2005 included in this Annual Report on Form 10-K. We have recurring losses from operations, and we have a retained deficit of $85.9 million for the year ended December 31, 2005. In addition, we have not complied with certain financial covenants of our credit facilities as of March 31, 2006. Such defaults could allow the lenders to discontinue lending or declare all borrowings outstanding to be due and payable. If any of these events occur, there is no assurance that we will have sufficient funds available to pay in full the total amount of obligations that become due as a result of any such acceleration, or that we will be able to find additional or alternative financing to refinance any such accelerated obligations. We are continuing to negotiate with our lenders and expect to reach a solution that is acceptable to all parties.

Overview

During fiscal 2005, we were able to increase revenue over 23% by growing our relationship with our key customers. New customer programs that we were awarded in fiscal 2004 began generating revenue during fiscal 2005. We have additional programs that will begin production in fiscal 2006 as well. The growth will now be spread over less manufacturing facilities as we were able to consolidate three locations in fiscal 2005. We have also added one location in Juarez, Mexico to accommodate a key customer and take advantage of other growth opportunities in that area. We believe our cost structure, manufacturing locations, capabilities, quality and delivery have resulted in increased sales to our core customers. Our objective is to grow our business and leverage our current overhead cost structure. We believe our current cost structure has positioned us to be the lowest cost manufacturer in our core markets.

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

On April 14, 2003, we refinanced our senior debt. The $13,200,000 term loan portion of our new senior credit facility matures on April 15, 2007, and the $10,000,000 revolving line of credit matures on December 31, 2006. At December 31, 2005, our outstanding senior debt consisted of $9,375,000 outstanding on the revolving line of credit and $7,728,000 outstanding on the term loan. On December 15, 2005, we refinanced our capital expenditure line of credit into a term note that matures on April 15, 2007. At December 31, 2005, the balance of the term note was $2,850,000, and it matures on April 15, 2007. The terms of the senior credit facility allow us to make payments on our subordinated debt, subject to certain limitations. See Note 2 to our Consolidated Financial Statements.

On December 16, 2005, we obtained an additional $2,000,000 senior revolving line of credit that is secured by $2,000,000 in letters of credit provided by certain of our senior subordinated lenders. If those letters of credit are drawn upon, upon the occurrence of an event of default, any borrowings under this line of credit convert to senior subordinated debt and are owed to the particular senior subordinated lenders that provided the letters of credit.

The Company adopts all new accounting pronouncements in accordance with Generally Accepted Accounting Principles when required. Refer to Note 1 in the Consolidated Financial Statements for new accounting pronouncements that may impact the Company.

RESULTS OF OPERATIONS

The table below outlines the components of our Consolidated Statement of Operations as a percentage of net sales:

	Fiscal year ended December 31, 2005	Fiscal year ended December 25, 2004	Fiscal year ended December 27, 2003

Net sales	100.0%	100.0%	100.0%
Cost of sales	95.6%	90.3%	87.8%

Gross profit	4.4%	9.7%	12.2%
Selling, general and administrative expenses	4.7%	5.9%	7.3%
Restructuring and impairment charges (credits)	-	1.3%	(0.2%)

Operating income (loss)	(0.3%)	2.5%	5.1%
Other income (expense)	(3.6%)	(4.0%)	(4.3%)

Income (loss) before income taxes	(3.9%)	(1.5%)	0.8%
Provision for income taxes	0.0%	0.0%	0.0%

Net income (loss)	(3.9%)	(1.5%)	0.8%

Net Sales

Net sales of $145,515,000 for fiscal 2005 were $27,817,000 (23.6%) higher than net sales of $117,698,000 for fiscal 2004. The increase in revenue is attributable to these factors:

• • • • • •	New customer programs - consumer goods
New customer programs - automotive
Electronics content of existing program
Expiration of customer programs
Sales increase from resin price increases
Decrease in tooling revenue	$14,077,000 $4,223,000 $9,500,000 ($5,795,000) $6,497,000 ($734,600)

We expect total revenue levels for 2006 to decrease. This is primarily due to the elimination of electronics content on an existing program that began in 2005. We have retained the program and continue to supply the injection-molded product. However, the electronics content is now assembled and applied by the customer instead of the Company. This change was effective in March 2006 and will cause total revenues to decline from fiscal 2005 levels.

Excluding the aforementioned circumstance involving the electronics content elimination, we expect revenues to increase. A major customer is in the latter stages of transitioning their production from Greenville, Michigan to Juarez, Mexico. We have opened a facility in Juarez to meet the needs of our customer and we expect to obtain additional business once the transition period is complete due to a long-term supply agreement with that customer. In addition, we will begin a new program with a core automotive customer during fiscal 2006. This new program is expected to generate revenues in excess of normal automotive program expiration.

Net sales of $117,698,000 for fiscal 2004 were $20,030,000 (20.5%) higher than net sales of $97,668,000 for fiscal 2003. The increase was primarily driven by additional and new business from an existing major consumer goods customer ($16,790,000). Additionally, we were awarded a large new program with a key customer in the consumers goods market that began production in early 2005. Netted against these increases was an overall net decrease in the automotive market ($6,350,000). The decline occurred with various customers and reflected reduced sales volumes by domestic OEM’s and normal program expirations. In addition, $9,140,000 of revenue for fiscal 2004 was from tooling purchased by customers for new programs versus $1,510,000 for fiscal 2003. Because we outsource all production of tooling, this revenue results in minimal, if any, gross profit. Tooling projects will continue based on customer needs.

Gross Profit

Gross profit as a percentage of net sales in fiscal 2005 was 4.4% compared to 9.7% in fiscal 2004. The decrease from 2004 to 2005 is primarily attributed to the following:

•	Start-up expenses for the Juarez, Mexico facility increased by $1,562,000 in 2005.
•	Costs for the Iowa facilities increased by $1,123,000 in 2005. This includes start-up expenses for the Ames, Iowa facility related to the new program launch that began in the first quarter of 2005. It also includes the consolidation expenses incurred to transition from two facilities in Pella, Iowa to one facility in Ames.
•	Impact of having a key customer halt production for approximately five weeks in the first quarter as a result of a fire at the manufacturing location of one of their suppliers. This caused a decrease in gross margin of approximately $1,000,000.
•	Consolidating products manufactured in our South Haven, Michigan facility to our Caledonia, Michigan facility. The costs associated for this activity were approximately $250,000.
•	Increased raw material costs in the fourth quarter of approximately $649,000. Many of the materials used in our products experienced significant short-term price increases after Hurricane Katrina. In many cases, prices have stabilized and/or our sell prices have adjusted accordingly.

We expect gross margin to increase in 2006 since many of the consolidation efforts have been completed. Although we will continue to have start up expenses in Juarez, Mexico, we will be operating out of three less facilities in the United States (the two Pella, Iowa operations and the South Haven, Michigan facility). The start up expenses in Juarez will continue throughout 2006, but should gradually decrease as more product transfers to that facility and volume increases.

Gross profit as a percentage of net sales in fiscal 2004 was 9.7% compared to 12.2% in fiscal 2003. This decrease was primarily attributed to additional tooling revenue in 2004, which generates minimal, if any, gross profit as a percent of net sales. This increase in tooling sales accounts for approximately one full percent point of sales of our gross margin deterioration. Also, we experienced start-up expenses as we prepared the Ames, Iowa facility for the new program launch that began in 2005 ($1,185,000). The launch activity in the organization (such as people costs, travel, equipment preparation and repair) accounted for $817,700 of the decrease in gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) decreased to $6,790,000 in fiscal 2005 from $6,992,000 in fiscal 2004. SG&A decreased as a percentage of sales for fiscal 2005 as compared with fiscal 2004. This decrease was largely due to lower single business tax resulting from lower earnings ($267,000). In addition, we were able to decrease ($248,000) and/or maintain staffing and spending levels to better align with our business needs. Offsetting the decreases were expenses incurred in 2005 for preparing to and conducting business in Mexico ($54,000) and increases in medical expense ($47,000).

Selling, general and administrative expenses (SG&A) decreased from $7,114,000 in fiscal 2003 to $6,992,000 in fiscal 2004. SG&A decreased as a percentage of sales for fiscal 2004 as compared with the same period in 2003. This decrease was largely due to the reversal of certain accrued consulting expenses ($345,000) in the fourth quarter. In addition, we were able to decrease ($202,000) and or maintain staffing and spending levels to better align with our business needs. Offsetting the decreases were expenses incurred in 2004 for preparing to conduct business in Mexico ($308,000).

Restructuring and Impairment Charges (Credits)

In fiscal 2004, we determined that an asset impairment charge in the amount of $1,607,000 was required to adjust the net carrying value of our South Haven facility to its fair value. $707,000 was recorded in the third quarter and $900,000 was recorded in the fourth quarter of fiscal 2004. This impairment charge was necessary under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and was subsequently sold in January 2005. Fair value was determined to be the selling price of the facility.

Other Income (Expense), Net

Other income (expense), net increased $582,000 (12.4%) to $5,291,000 in fiscal 2005 from $4,709,000 in fiscal 2004. The increase is primarily due to slightly increased interest expense in 2005.

Other income (expense), net increased $483,000 (11.4%) to $4,709,000 in fiscal 2004 from $4,226,000 in fiscal 2003. The increase is primarily due to slightly increased interest expense in 2004 and a gain recognized on extinguishment of debt in 2003.

Net Income (Loss)

We recorded a net loss of $5,659,000 in fiscal 2005 compared to a net loss of $1,722,000 in fiscal 2004. Net loss attributable to common shareholders, after considering preferred stock dividend requirements and accretion of preferred stock to mandatory redemption value, was $18,185,000 ($0.40 per share) in fiscal 2005 compared to $11,693,000 ($0.26 per share) in fiscal 2004.

We recorded a net loss of $1,722,000 in fiscal 2004 compared to net income of $774,000 in fiscal 2003. As discussed above, this decrease is primarily a result of an asset impairment of $1,607,000 recorded in fiscal 2004. Net loss attributable to common shareholders, after considering preferred stock dividend requirements and accretion of preferred stock to mandatory redemption value, was $11,693,000 ($0.26 per share) in fiscal 2004 compared to $7,466,000 ($0.17 per share) in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern

On March 31, 2006, we defaulted on certain financial covenants contained in our senior credit facility as well as certain financial covenants contained in our senior subordinated credit facility, which defaults are further described below. Our debt has not been accelerated. We have been negotiating with our lenders to obtain default waivers and amendments to both credit facilities. As of the date of this Annual Report on Form 10-K, we have been unable to agree upon the terms of those waivers and amendments. While our liquidity position is stable, our lenders are requesting us to improve operations and further increase liquidity. Our lenders believe that increased liquidity will enhance our strategic decision making. We are preparing a revised forecast for presentation to our lenders and will continue to negotiate with them. We expect to reach a solution that is acceptable to all parties.

Nevertheless, if we cannot reach agreement with our lenders, such defaults could allow the lenders to discontinue lending or declare all borrowings outstanding to be due and payable. If any of these events occur, there is no assurance that we will have sufficient funds available to pay in full the total amount of obligations that become due as a result of any such acceleration, or that we will be able to find additional or alternative financing to refinance any such accelerated obligation.

Because we have suffered recurring losses from operations, have a retained deficit of $85,923,000 for the year ended December 31, 2005, and because we have experienced the unwaived defaults enumerated above, our independent registered public accounting firm, BDO Seidman, LLP, has concluded that substantial doubt exists about our ability to continue as a going concern, and has included that conclusion in its audit report on our consolidated financial statements for the year ended December 31, 2005 included in this Annual Report on Form 10-K.

General

In fiscal 2005, negative working capital increased from $11,339,000 to $40,795,000 mainly due to the classification of certain of our debt and related accrued interest as current, resulting from covenant violations at March 31, 2006.

Our sources of ongoing liquidity include cash flows from our operations, cash available from our existing credit lines, potential debt and equity investments, and sales of our non-core assets. We continually reduce our operating expenses, and are structuring our overall operations and resources around higher margin products and services.

The $13,200,000 term loan portion of our new senior credit facility matures on April 15, 2007 and the $10,000,000 line of credit matures on December 31, 2006. See Note 2 to our Consolidated Financial Statements. At December 31, 2005, our senior debt was outstanding in the amount of $19,953,000. These amounts have been classified as current due to covenant violations at March 31, 2006. This debt, however, has not been accelerated.

Our senior subordinated debt outstanding in the principal amount of $10,000,000 at December 31, 2005, is provided by William Blair Mezzanine Capital Fund III, LP, Craig Wierda, one of our directors, and William Beckman and Thomas Wallace, our President and former Chief Operating Officer, respectively, and is due June 30, 2007. We also have a note payable in the amount of $1,170,000 to a seller in our acquisition of Drake Products Corporation (that occurred in fiscal 2000), and notes payable to William Blair, Craig Wierda and Thomas Wallace, in the principal amounts of $1,311,000, $1,311,000 and $136,000, respectively. These amounts have been classified as current due to covenant violations at March 31, 2006. This debt, however, has not been accelerated.

On December 16, 2005, we obtained an additional $2,000,000 senior revolving line of credit that is secured by $2,000,000 in letters of credit provided by certain of our senior subordinated lenders. This line of credit is also classified as current due to our March 31, 2006 covenant violations. If the letters of credit that secure the line are drawn upon, upon the occurrence of an event of default, any borrowings under this line of credit convert to senior subordinated debt and are owed to the particular senior subordinated lenders that provided the letters of credit, Craig Wierda, the Chairman of our Board of directors and William Blair Mezzanine Capital Fund III, LP. If the letters of credit are drawn upon, we must issue those senior subordinated lenders 150 shares of our Series A Preferred Stock and, if the newly created $2,000,000 of senior subordinated debt is not paid by January 7, 2007, we must issue those senior subordinated lenders an additional 250 shares of our Series A Preferred Stock. The letters of credit have not been drawn upon, despite our March 31, 2006 defaults.

Our Senior Loan Agreement and Senior Subordinated Loan Agreement contain numerous restrictive financial covenants, which became effective in January 2006, including covenants related to targets for earnings before interest, taxes, depreciation, and amortization (EBITDA), fixed charge coverage ratios, total liabilities to tangible capital fund ratios, working capital levels as well as limits on capital expenditures. At December 31, 2005 there were no restrictive financial requirements in effect, and therefore, we were in full compliance with our loan agreements. However, as of March 31, 2006, we defaulted on the following covenants under both the Senior Loan Agreement and Senior Subordinated Loan Agreement: (i) minimum EBITDA, (ii) the senior debt to EBITDA ratio, and (iii) total liabilities to tangible capital funds ratio. In addition, our failure to timely file this Annual Report on Form 10-K constitutes a default under both loan agreements. As noted above, we continue to negotiate default waivers and amendments to these covenants with our lenders.

We have outstanding Series A Preferred Stock that has a mandatory redemption value of $38,570,000 on June 30, 2007 and outstanding Series B Preferred Stock that has a mandatory redemption value of $19,503,000, 50% due on June 30, 2008 and 50% on June 30, 2009, subject, however, to any contractual agreements that may prohibit such redemptions. Series A Preferred Stock has a cumulative dividend rate of 15%, and Series B Preferred Stock has a cumulative dividend rate of 10%. Based on the current terms of our Senior Loan Agreement and Senior Subordinated Loan Agreement, dividend payments of any kind on preferred stock are prohibited through at least June 30, 2006; subsequent to that date, if certain financial ratios are not met on a quarterly basis, dividends will continue to be prohibited. Dividends on the Series A Preferred Stock and the Series B Preferred Stock are accrued on both the preferred stock and on outstanding dividends quarterly. We have accrued $33,924,000 of preferred stock dividends that remained unpaid at December 31, 2005. The Series A Preferred Stock may be converted into common stock at any time at a conversion ratio of 571 common shares for each share of preferred stock. Because we have defaulted under our Senior Subordinated Loan Agreement, holders of a majority of our Series A Preferred Stock could give notice to us that we are required to redeem the Series A Preferred Stock. Nevertheless, our Senior Loan Agreement prohibits us from complying with that redemption notice.

As referenced above, on June 30, 2007, we are obligated to pay our senior subordinated debt and redeem our Series A Preferred Stock. Based upon current and anticipated operations, cash flows and capital resources, we do not expect to satisfy these obligations without further restructuring our capital and debt obligations. As of the date of this report, we can make no assurances that we will successful in effecting such a restructuring.

Our contractual obligations as of December 31, 2005 were as follows (in thousands):

	Payments due by period

Contractual Obligations	Total	2006	2007-2008	2009-2010	Thereafter

Long-Term Debt (1):
Senior Loan Agreement:
Revolving credit debt (2)	$9,375	$9,375	-	-	-
Term debt (3)	10,578	10,578	$-	-	-
Senior Subordinated Loan
Agreement (4)	10,000	10,000	-	-	-
Other subordinated promissory
notes (4)	3,928	3,928	-	-	-
Other liabilities	201	-	5	$5	$191
Interest on debt	7,483	7,483
Capital lease obligations	747	347	264	132	4
Operating lease obligations	8,085	987	1,818	1,651	3,629
Common shares subject to
redemption	2,550	-	2,550	-	-
Series A preferred shares
subject to redemption (4)	38,570	-	38,570	-	-
Series B preferred shares
subject to redemption (4)	19,503	-	9,752	9,751	-

TOTAL	$111,020	$42,698	$52,959	$11,539	$3,824

(1)	All of our tangible and intangible assets collateralize borrowings under our Senior Loan Agreement and our Senior Subordinated Loan Agreement.

(2)	As of December 31, 2005, our revolving credit facility is scheduled to mature on December 31, 2006, and allowed for aggregate borrowings of $10,000,000 at the prime rate plus 0.50% (7.50% at December 31, 2006), or at our option, 1, 2, 3, or 6-month LIBOR plus 3.25%, subject to certain borrowing base limitations related to accounts receivable and inventory. In addition, an unused facility fee of 0.375% per annum is payable on the unused portion of the credit line. At December 31, 2005, subject to borrowing base limitations, there were $625,000 of available borrowings under this facility.

(3)	Our term debt matures on April 15, 2007. The term loan bears interest at the prime rate plus 0.75% or, at our option, 1, 2, 3 or 6-month LIBOR plus 3.5%, plus an applicable margin, at our option. The interest rate at December 31, 2005 was 8.12%. The term debt has been classified as due in 2006 due to covenant violations previously discussed.

(4)	Certain of these agreements were restructured during fiscal 2002. See Note 2 to our Consolidated Financial Statements. Under the terms of our Senior Loan Agreement, the senior lender requires the subordinated debt holders, other than Drake, and preferred shareholders to forego interest and dividend payments, respectively, through at least June 30, 2007. The interest and dividends were accrued through December 31, 2005 and continue to accrue. The Senior Loan Agreement and Senior Subordinated Loan Agreement prohibit the payment of dividends on common stock as well. Beginning in fiscal 2001, subordinated debt holders and preferred shareholders agreed to defer interest and any dividend payments through the maturity date of the senior debt, unless approved by the senior lenders. The Drake note was modified in September 2003. This note currently bears interest only and matures August 1, 2007. The Senior Subordinated Loan and other subordinated promissory notes have been classified as due in 2006 due to covenant violations previously discussed.

Investing activities in fiscal 2005 included capital expenditures of $2,476,000 and cash receipts of $1,449,000 from the sale of property. During fiscal 2004, investing activities consisted mainly of capital expenditures of $4,692,000 and cash receipts of $1,048,000 from the sale of property.

Financing activities used $771,000 of net cash in fiscal 2005 as compared to $2,960,000 in fiscal 2004. In fiscal 2005 and 2004, financing activities primarily included repayment of senior and subordinated debt.

Our primary cash requirements are for operating costs, working capital needs, capital expenditures and debt service obligations. Capital expenditures are expected to be approximately $1,700,000 in fiscal 2006, which includes amounts to complete projects that were included in construction in progress at December 31, 2005. As of December 31, 2005, we had no material contractual commitments to purchase goods or services.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, as amended. Accordingly, revenue is recognized based on the terms of the customer purchase order that indicates when title to the product and risk of ownership passes to the customer, as well as when collectibility is presumed and there is persuasive evidence of an arrangement. Tooling revenue is recognized when the tool has been completed or certified in accordance with purchase order specifications and has been tendered for delivery to the customer. Sales are shown net of returns, which have not historically been significant.

Inventories

Estimated inventory allowances for slow-moving and obsolete inventories are based on current assessments of future demands, market conditions and related management initiatives. If market conditions or customer requirements change and are less favorable than those projected by management, additional inventory allowances may be required.

Impairment of Goodwill

Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires us to make several estimates about fair value. In estimating the fair value, three different methodologies were utilized: the cost or net underlying assets methodology; the income or discounted cash flow methodology; and the market or comparable public company methodology. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The annual testing of goodwill was performed during the fourth quarter of the current fiscal year. An independent valuation company assisted the Company in estimating the fair value and this analysis resulted in no impairment charge for fiscal 2005. The estimate of future discounted cash flows is subjective and requires certain assumptions related to future events that are not assured. If actual future events unfavorably deviate from these assumptions, additional impairment losses may be apparent.

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

TAX CONSIDERATIONS

We have completed our analysis of our equity transactions and determined the effect such transactions have had on our ability to utilize the Net Operating Loss (“NOL”) carryforwards for income tax purposes. At December 31, 2005, the Company had approximately $72,300,000 of NOL carryforwards for federal income tax reporting purposes. Of this amount, approximately $54,600,000 is attributable to losses that were incurred prior to a “change in ownership” as defined by Internal Revenue Code rules and, accordingly, annual utilization of this portion of the NOL carryforward is limited in amount. The amount that can be utilized each year is fixed; however, annual limitation amounts not previously utilized carry over to subsequent years and can be utilized to the extent of the total unexpired NOL carryforward amount. The maximum amount that can be utilized in fiscal 2005 is limited to approximately $3,000,000. The $54,600,000 of pre-change of control net operating loss carryforwards expire as follows, if not previously utilized: $100,000 in 2019, $12,700,000 in 2020, $28,000,000 in 2021 and $13,800,000 in 2022. The remaining net operating loss carryforwards of $17,700,000 begin to expire in 2023, if not previously utilized.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The interest rates under our Senior Loan Agreement can fluctuate based on the prime lending rate or LIBOR. Accordingly, increases in interest rates would result in higher debt service requirements and adversely affect earnings. A 1% increase in interest rates could result in our incurring an additional $59,000 in annual interest expense under our Amended Senior Credit Agreement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

[This space intentionally left blank]

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Clarion Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Clarion Technologies, Inc. and subsidiaries as of December 31, 2005 and December 25, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule, as listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clarion Technologies, Inc. and subsidiaries as of December 31, 2005 and December 25, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficit and an accumulated deficit and has violated certain covenants of its loan agreements. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

Grand Rapids, Michigan
April 20, 2006

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2005	December 25, 2004

ASSETS
Current assets:
Cash and cash equivalents	$97	$109
Accounts receivable, net of allowances of $162 and $160	14,916	13,960
Inventories	4,430	4,909
Prepaid expenses and other current assets	576	798
Assets held for sale	-	1,479

Total current assets	20,019	21,255

Property, plant and equipment:
Land	644	644
Buildings and improvements	10,624	9,046
Machinery and equipment	36,290	35,425
Furniture and office equipment	2,870	3,428
Construction in progress	50	1,880

	50,478	50,423
Less accumulated depreciation	(26,996)	(25,962)

Net property, plant and equipment	23,482	24,461

Other assets:
Goodwill	24,521	24,521
Deferred program costs	-	71
Deferred financing costs, net of accumulated amortization of
$750 and $640	153	263
Other long-term assets	270	51

Total other assets	24,944	24,906

	$68,445	$70,622

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2005	December 25, 2004

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Revolving line of credit	$9,375	$6,850
Accounts payable	17,240	16,467
Accrued payroll and benefits	506	525
Accrued interest	7,483	44
Other current liabilities	1,711	1,612
Current portion of long-term debt	24,480	7,115

Total current liabilities	60,814	32,594

Long-term liabilities:
Long-term debt, net of current portion	400	20,527
Mandatorily redeemable common stock	2,550	2,550
Accrued dividends	33,924	22,360
Accrued interest	-	4,451
Other liabilities	202	167

Total long-term liabilities	37,076	50,055

Total liabilities	97,890	82,649

Convertible redeemable Series A preferred stock, $0.001 par value:
3,000,000 shares authorized; 38,570 shares issued and outstanding;
being accreted to mandatory redemption value of $1,000 per share	37,227	36,366
Convertible redeemable Series B preferred stock, $0.001 par value:
3,000,000 shares authorized; 1,950,250 shares issued and outstanding;
being accreted to mandatory redemption value of $10 per share	19,251	19,150

Shareholders' deficit:
Common stock, $0.001 par value: 100,000,000 shares authorized;
45,406,367 and 45,270,204 shares issued and outstanding	45	45
Additional paid-in capital	32,590	33,416
Accumulated deficit	(118,273)	(100,949)
Accumulated other comprehensive loss	(285)	(55)

Total shareholders' deficit	(85,923)	(67,543)

	$68,445	$70,622

See notes to consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal year ended

	December 31, 2005	December 25, 2004	December 27, 2003

Net sales	$145,515	$117,698	$97,668
Cost of sales	139,093	106,229	85,731

Gross profit	6,422	11,469	11,937

Selling, general and administrative expenses	6,790	6,992	7,144
Restructuring and impairment charges (credits)	-	1,490	(207)

Operating income (loss)	(368)	2,987	5,000

Other income (expenses):
Interest expense	(5,329)	(4,515)	(4,463)
Gain on extinguishment of debt	-	-	332
Other, net	38	(193)	(95)

	(5,291)	(4,709)	(4,226)

Net income (loss)	$(5,659)	$(1,722)	$774

Basic and Diluted EPS calculation:
Numerator (in thousands):
Net Income (loss)	$(5,659)	$(1,722)	$774
Preferred stock dividends declared	(11,564)	(9,063)	(7,408)
Accretion of preferred stock to mandatory
redemption value	(962)	(908)	(832)

Net loss attributable to common shareholders	$(18,185)	$(11,693)	$(7,466)

Denominator:
Average common shares outstanding (basic and diluted)
	45,373	45,205	44,635

Loss per share attributable to common shareholders
(basic and diluted):	$(0.40)	$(0.26)	$(0.17)

See notes to consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
THREE FISCAL YEARS IN THE PERIOD ENDED DECEMBER 31, 2005
(In thousands)

	Common Stock Issued		Additional		Accumulated Other
			Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balances at December 28, 2002	44,238	$44	$34,688	$(83,335	$-	$(48,603)
Comprehensive income:
Net income	-	-	-	774	-	774
Other comprehensive loss	-	-	-	-	(16)	(16)
Total comprehensive income	-	-	-	-	-	758

Issuance of capital stock and
stock options:
For services rendered	113	-	126	-	-	126
For cash	683	1	29	-	-	30
Accretion of redeemable
preferred stock to mandatory
redemption value	-	-	(736)	(97)	-	(833)
Preferred stock dividends declared	-	-	-	(7,408)	-	(7,408)

Balances at December 27, 2003	45,034	45	34,107	(90,066)	(16)	(55,930)

Comprehensive income:
Net loss	-	-	-	(1,722)	-	(1,722)
Other comprehensive loss	-	-	-	-	(39)	(39)
Total comprehensive loss	-	-	-	-	-	(1,761)

Issuance of capital stock and
stock options:
For services rendered	47	-	78	-	-	78
For cash	189	-	41	-	-	41
Accretion of redeemable
preferred stock to mandatory
redemption value	-	-	(810)	(98)	-	(908)
Preferred stock dividends declared	-	-	-	(9,063)	-	(9,063)

Balances at December 25, 2004	45,270	45	33,416	(100,949)	(55)	(67,543)
Comprehensive income:
Net loss	-	-	-	(5,659)	-	(5,659)
Other comprehensive loss	-	-	-	-	(230)	(230)
Total comprehensive loss	-	-	-	-	-	(5,889)

Issuance of capital stock and
stock options:
For services rendered	80	-	20	-	-	20
For cash	56	-	15	-	-	15
Accretion of redeemable
preferred stock to mandatory
redemption value	-	-	(861)	(101)	-	(962)
Preferred stock dividends declared	-	-	-	(11,564)	-	(11,564)

Balances at December 31, 2005	45,406	$45	$32,590	$(118,273)	$(285)	$(85,923)

See notes to consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal year ended

	December 31, 2005	December 25, 2004	December 27, 2003

OPERATING ACTIVITIES:
Net Income (loss)	$(5,659)	$(1,722)	$774
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	3,956	3,935	4,612
Restructuring and impairment charges (credits)	-	1,490	(207)
Stock and stock options issued for services rendered
	20	78	126
Other, net	191	374	430
Changes in operating assets and liabilities:
Accounts receivable	(956)	(3,870)	(2,641)
Inventories	479	(356)	(2,064)
Other operating assets	3	(167)	113
Accounts payable	383	5,630	3,254
Other operating liabilities	3,319	1,214	964

Net cash provided by operating activities	1,736	6,606	5,361

INVESTING ACTIVITIES:
Capital expenditures	(2,476)	(4,692)	(4,308)
Proceeds from note receivable	-	-	738
Proceeds from sale of property, plant, and equipment	1,499	1,048	30

Net cash used in investing activities	(977)	(3,644)	(3,540)

FINANCING ACTIVITIES:
Net change in revolving credit borrowings	2,525	(201)	552
Proceeds from long-term debt	1,731	2,834	14,440
Repayments of long-term debt	(5,042)	(5,581)	(16,446)
Proceeds from issuance of capital stock	15	41	30
Payments of debt financing costs	-	(53)	(331)

Net cash used in financing activities	(771)	(2,960)	(1,755)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12)	2	66

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	109	107	41

CASH AND CASH EQUIVALENTS, END OF YEAR	$97	$109	$107

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday of December. Fiscal 2005 is comprised of a 53-week period and fiscal 2004 and fiscal 2003 are 52-week periods.

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Although the estimates are considered reasonable, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

Accounts receivable are customer obligations generally due under normal trade terms. The allowance for credit losses is determined by reviewing known customer exposures and applying historical credit loss experience to the current receivable accounts with consideration given to the current condition of the economy, assessment of the financial position of the customer, and overall trends in receivables aged beyond their contractual terms. Changes in these conditions may result in additional allowances. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Management monitors credit exposure regularly and assesses the adequacy of the allowance for credit losses quarterly.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The Company estimates inventory allowances for slow-moving and obsolete inventories based on current assessments of future demands, market conditions and related management initiatives. Changes in these conditions may result in additional allowances. The components of inventories are as follows (in thousands):

	December 31, 2005	December 25, 2004

Raw materials	$2,830	$2,185
Work in process	595	1,163
Finished goods	1,005	1,561

Total	$4,430	$4,909

Long — Lived Assets

Property, plant and equipment are stated at cost. Expenditures for significant renewals and improvements are capitalized. Repairs and maintenance costs are charged to expense as incurred. Depreciation expense, including amounts attributable to assets under capital leases, is recognized over the estimated useful lives of the related assets using the straight-line method. Depreciation expense, for leased assets and leasehold improvement, is recognized over the lease term or estimated useful life of the related asset, whichever is shorter. Estimated useful lives are five and 40 years for improvements and buildings, respectively. Estimated useful lives range from three to ten years for machinery and equipment and for furniture, office equipment and software. Depreciation expense was approximately $3,526,000, $2,917,000, and $3,146,000, in fiscal 2005, 2004 and 2003, respectively. The estimated cost to complete construction in process at December 31, 2005 is $61,000.

Goodwill represents the excess of cost over the estimated fair value of assets acquired. Goodwill is not amortized but is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires us to make several estimates about fair value. In estimating the fair value, three different methodologies were utilized: the cost or net underlying assets methodology; the income or discounted cash flow methodology; and the market or comparable public company methodology. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The annual testing of goodwill was performed during the fourth quarter of the current fiscal year. An independent valuation company assisted the Company in estimating the fair value and this analysis resulted in no impairment charge for fiscal 2005. The estimate of future discounted cash flows is subjective and requires certain assumptions related to future events that are not assured. If actual future events unfavorably deviate from these assumptions, impairment losses may occur.

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

Deferred Financing Costs

Deferred financing costs are being amortized over the term of the related debt using the straight-line method, which approximates the effective interest method. Amortization expense was approximately $110,000, $105,000, and $150,000, in fiscal 2005, 2004, and 2003, respectively. Amortization expense is not expected to be significant in fiscal 2006.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) is computed by dividing net income or loss attributable to common shareholders by the weighted-average number of common shares outstanding in each year. Diluted EPS assumes the exercise of all dilutive stock options, warrants and convertible securities.

The denominator for computation of diluted EPS is the same as basic EPS for all years presented because the assumed exercise of all common stock options and conversions of convertible securities is antidilutive as a result of the net loss attributable to common shareholders incurred during each year. Potentially dilutive securities outstanding during each period were as follows:

	Fiscal year ended

	2005	2004	2003

Potentially dilutive shares:
Stock options	1,196,000	1,603,875	1,604,875
Warrants	-	-	100,000
Convertible preferred shares:
Series A	22,040,000	22,040,000	22,040,000
Series B	11,135,928	11,135,928	11,135,928

Total potentially dilutive shares	34,371,928	34,779,803	34,880,803

Financial Instruments and Concentration of Credit Risk

The Company’s estimate of the fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying amounts at December 31, 2005 and December 25, 2004. It is not practical to estimate the fair value of the redeemable common stock and debt because a quoted market price does not exist and it would be difficult to estimate fair value without incurring excessive costs.

The Company sells its products through production programs with various significant customers. Sales to Electrolux in fiscal 2005, 2004, and 2003 amounted to 66.7%, 67.7%, and 67.2% of net sales, respectively. Sales to Lear Corporation were 14.3% and 4.8% of net sales in fiscal 2005 and 2004, respectively, and sales to Plastech were 10.9% and 15.8% of net sales in fiscal 2004 and 2003, respectively (excluding, in each case, tooling sales and sales to Herman Miller). The Company’s four largest customers, including Electrolux Home Products, Inc., Lear Corporation, Plastech Extended Enterprises, Inc. (the exclusive supplier to Johnson Controls, Inc.), and Herman Miller, represented 89.6% at both December 31, 2005 and December 25, 2004 respectively, of total accounts receivable. The Company routinely assesses the financial strength of its customers in order to manage its concentration of credit risk and generally does not require collateral or other security on accounts receivable.

Interest Rate Swap Agreement

The Company is exposed to various market risks, which include changes in interest rates. In accordance with the terms of the Senior Credit Agreement discussed in Note 2, the Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its term debt and revolving credit facility. Interest rate swap agreements are contracts to exchange floating rates for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense. The Company does not use derivative financial instruments for trading purposes.

The interest rate swap agreements essentially fix the interest rate on notional amounts of principal (an aggregate amount of $14,745,000 at December 31, 2005), each of which decreases with monthly settlements at a rate corresponding to the Company’s actual principal payments on the related debt. The interest rate swap agreements expire in 2008 and 2010, and management currently has no intent to renew the agreements or enter into similar agreements in the near future. The net fair value of the swap agreements at December 31, 2005 was approximately ($285,000) and is recorded as a current liability on the balance sheet. Changes in the fair value of the swap agreements are reported as a component of other comprehensive income.

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

	Fiscal year ended

	2005	2004	2003

Net income (loss)	$(5,659)	$(1,722)	$774
Deduct: Total stock-based employee compensation
expense determined under the fair value based
method for all awards	(25)	(125)	(399)

Pro forma net income (loss)	$(5,684)	$(1,847)	$375

Earnings per share attributable to common shareholders:

Basic and diluted, as reported	$(.40)	$(.26)	$(.17)

Basic and diluted, pro forma	$(.40)	$(.26)	$(.18)

For purposes of the SFAS 123 pro forma disclosures, the fair value of each option grant was estimated on the date of grant using the Black-Scholes model with the following assumptions:

	Fiscal year ended

	2005	2004	2003

Dividend yield	0.0%	0.0%	0.0%
Volatility, as a percent	69% to 125%	54% to 64%	69% to 124%
Risk-free interest rate	4.3% to 5.0%	4.7% to 5.3%	4.5% to 5.3%
Expected life in years after vest	4 to 9	4 to 9	4 to 9
Forfeitures are accounted for as they occur

Comprehensive Income

The Company’s total comprehensive income is comprised of all changes in shareholders’ deficit during the period other than from transactions with shareholders. Other comprehensive losses in fiscal 2005 and 2004 relate solely to changes in the fair value of the Company’s interest rate swap agreement.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R) (SFAS 123(R)), Share-Based Payment, to expand and clarify SFAS 123 in several areas. SFAS 123(R) requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments where service is expected to be rendered. SFAS 123(R) will be effective beginning in the first quarter of fiscal 2006. The Company does not expect the consolidated financial statements to be materially impacted from adopting SFAS 123(R).

In November 2004, the FASB issued SFAS 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and must be applied prospectively. The Company believes that its current accounting policies closely align to the new rules and the adoption of this statement will not have a material impact on the Company’s consolidated financial position or results of operations.

Reclassifications

Certain amounts previously reported in prior fiscal years have been reclassified to conform with the current year’s presentation.

2. DEBT

Debt consists of the following obligations (in thousands):

	December 31, 2005	December 25, 2004

Senior credit facility:
Revolving credit facility	$9,375	$6,850
Term debt	10,578	11,133
Capital expenditure line of credit	-	1,271
Senior subordinated term notes, net of unaccreted
discount of $373 and $622 in 2005 and 2004,
respectively	9,627	9,378
Other subordinated promissory notes	3,928	5,109
Capital lease obligations	747	751

	34,255	34,492
Less current portion	33,855	13,965

Long term portion	$400	$20,527

On March 31, 2006, the Company defaulted on certain financial covenants contained in the Company’s Senior Loan Agreement as well as certain financial covenants contained in the Company’s Senior Subordinated Loan Agreement, which defaults are further described below. The Company’s debt has not been accelerated but substantially all of it, including accrued interest, is classified as current due to the covenant violations. The Company has been negotiating with its lenders to obtain default waivers and amendments to both credit facilities. As of the date of these financial statements, the Company has been unable to agree upon the terms of those waivers and amendments. While the Company’s liquidity position is stable, its lenders are requesting it to improve operations and further increase liquidity. The Company’s lenders believe that increased liquidity will enhance its strategic decision making. The Company is preparing a revised forecast for presentation to its lenders and will continue to negotiate with them.

The Company refinanced its senior debt on April 14, 2003 and increased the limits on its revolving credit facility on March 12, 2004. The revolving credit facility is scheduled to mature on December 31, 2006, and allows for aggregate borrowings of $10,000,000 at the prime rate plus 0.50% (7.50% at December 31, 2005) or, at the Company’s option, 1, 2, 3 or 6-month LIBOR plus 3.25%, subject to certain borrowing base limitations related to accounts receivable and inventory. At December 31, 2005, there were $625,000 of available borrowings under this revolving credit facility. In addition, an unused facility fee of 0.375% per annum is payable on the unused portion of the credit line. The term debt is scheduled to mature on April 15, 2007 and bears interest at the prime rate plus 0.75% or, at the Company’s option, 1, 2, 3 or 6-month LIBOR plus 3.5% plus an applicable margin. The interest rate on the term debt at December 31, 2005 was 8.12%. On December 15, 2005, the Company refinanced its capital expenditure line of credit into a term note. At December 31, 2005, the balance of that term note was $2,850,000 and it is scheduled to mature on April 15, 2007. The Company is required to pay $183,333 monthly on the capital expenditure term debt until maturity.

On December 27, 2002, the Company’s senior subordinated debt and related accrued interest were restructured and replaced with 37,770 shares of Series A Preferred Stock of the Company and new senior subordinated debt of $10,000,000. See Note 8 for a description of the Series A Preferred Stock. The restructured senior subordinated debt is schedule to mature on June 30, 2007, and is currently accruing interest at 15% because interest payments are precluded under the terms of the Senior Loan Agreement. According to the terms of these notes as amended in April 2004, payment of that interest is deferred until the Company maintains the fixed charge ratio stipulated in the amendment for four consecutive quarters.

On December 16, 2005, the Company obtained an additional $2,000,000 senior revolving line of credit that is secured by $2,000,000 in letters of credit provided by certain of its senior subordinated lenders. If the letters of credit that secure the line are drawn upon, upon the occurrence of an event of default, any borrowings under this line of credit convert to senior subordinated debt and are owed to the particular senior subordinated lenders that provided the letters of credit, Craig Wierda and William Blair. If the letters of credit are drawn upon, the Company must issue those senior subordinated lenders 150 shares of its Series A Preferred Stock and if the newly created $2,000,000 of senior subordinated debt is not paid by January 7, 2007, the Company must issue those senior subordinated lenders an additional 250 shares of its Series A Preferred Stock. The letters of credit have not been drawn upon, despite the March 31, 2006 defaults.

All of the Company’s tangible and intangible assets collateralize borrowings under the senior credit facility and senior subordinated term notes.

The 2002 restructuring referred to above was accounted for in accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring and EITF 02-04, Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is Within the Scope of FASB No. 15. Accordingly, the remaining related unamortized deferred debt issue costs and debt discount remained recorded and no gain or loss was recorded. The net book value of the restructured debt and accrued interest was allocated to the Series A Preferred Stock and the new senior subordinated debt. The Company is accreting the amount allocated to the Series A Preferred Stock of $34,453,000 to its mandatory redemption price of $37,770,000 using the effective interest method. The amount allocated to the new Senior Subordinated Debt of $8,880,000 is being accreted to its face value of $10,000,000 using the effective interest method.

In 2003, the Company and the former owners of Drake (now known as A&M Holdings, Inc.) entered into a settlement that is described in more detail in Note 9. In conjunction with this settlement, William Blair and Craig Wierda purchased Company notes payable to A&M Holdings, Inc. in the principal amount of $2,067,500 along with related accrued interest of $670,000. The purchased notes and related accrued interest were replaced with two new subordinated promissory notes (Settlement Notes), each in the principal amount of $1,379,000. These Settlement Notes bear interest at 18% and are due February 28, 2007. In September 2003, Blair and Wierda transferred $136,000 in principal amount of these notes to Thomas Wallace, a former officer of the Company. Mr. Wallace’s Settlement Note has matured, however, the Company is precluded from paying principal and interest under the terms of its Senior Loan Agreement. The settlement also included a provision requiring the Company to issue a total of 800 shares of Series A Preferred Stock to the holders of the Settlement Notes because they were not paid in full by September 2, 2003; accordingly, the Company issued these preferred shares pro rata and recognized expense of $368,000.

Other subordinated promissory notes at December 31, 2005 consisted principally of: (i) the Settlement Notes described above and (ii) an unsecured note in the original principal amount of $1,000,000 issued in connection with the acquisition of Drake Products Corporation that requires periodic payments of interest only at 12% and matures on August 1, 2007.

As of December 31, 2005, the Senior Loan Agreement required the subordinated debt holders and preferred shareholders to forego interest and dividend payments, respectively, through June 30, 2006, unless approved by the Company’s senior lender. Interest and dividends, therefore, have been accrued through December 31, 2005. The Senior Credit Facility and Senior Subordinated Loan Agreement also prohibit the payment of dividends on common stock.

Principal maturities of long-term debt and capital lease obligations are as follows: fiscal 2006 - $33,855,000; fiscal 2007 - $204,000; fiscal 2008 - $61,000; fiscal 2009 - $64,000; fiscal 2010 - $67,000; fiscal 2011 - $4,000.

Interest paid on debt was $1,683,000, $1,250,000, and $1,466,000 in fiscal 2005, 2004, and 2003, respectively.

The Company’s Senior Credit Facility and Senior Subordinated Loan Agreement contain numerous restrictive financial covenants, including covenants related to targets for earnings before interest, taxes, depreciation, and amortization (EBITDA), fixed charge coverage ratios, total liabilities to tangible capital fund ratios, working capital levels, as well as limits on capital expenditures which are effective beginning January 2006. No financial covenants were effective as of December 31, 2005. However, as of March 31, 2006, the Company defaulted on the following covenants under both the Senior Loan Agreement and the Senior Subordinated Loan Agreement: (i) minimum EBITDA, (ii) the senior debt to EBITDA ratio, and (iii) total liabilities to tangible capital funds ratio. In addition, the Company failed to timely file its Annual Report on Form 10-K which constitutes a default under both loan agreements. The Company continues to negotiate default waivers and amendments to these covenants with its lenders.

3. LEASES

The Company leases certain office and production facilities and equipment under lease agreements through 2015. Total assets recorded related to capital lease agreements are as follows (in thousands):

	December 31, 2005	December 25, 2004

Equipment	$1,379	$1,449
Less accumulated depreciation	(470)	(448)

	$909	$1,001

In August 2005, the Company entered into a two-year operating lease for a facility in Juarez, Mexico. The lease includes a building and land. The lease includes optional renewal terms that could extend the lease through August 2017. The Company uses the facility for professional offices, manufacturing and warehousing.

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

The following is a schedule of future minimum rental payments required under capital and operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2005 (in thousands):

Fiscal year ended	Capital	Operating

2006	$393	$987
2007	242	971
2008	80	847
2009	76	820
2010	72	831
2011 and thereafter	4	3,629

Total minimum lease payments	867	$8,085

Less amounts representing interest	(120)

Present value of minimum lease payments	$747

Rent expense for all operating leases was $1,963,000, $1,251,000, and $1,363,000 in fiscal 2005, 2004, and 2003, respectively.

4. GEOGRAPHICAL INFORMATION

The following summarizes our operations in different geographical areas for the years ended December 31, 2005, December 25, 2004 and December 27, 2003, respectively (in thousands):

	United States	Mexico

2005
Revenue	$145,515	—
Long-lived assets	$22,176	$1,306

2004
Revenue	$117,698	—
Long-lived assets	$24,461	—

2003
Revenue	$97,688	—
Long-lived assets	$26,699	—

5. INCOME TAXES

The following table reconciles the U.S. federal statutory rate to the Company’s effective income tax rate:

	Fiscal year ended

	2005	2004	2003

Statutory rate	(34.0)%	(34.0)%	(34.0)%
Change in net deferred income tax
assets, including effect of change
in valuation allowance	34.0	34.0	34.0
Other	-	-	-

Effective income tax rate	- %	- %	- %

The primary components of the Company’s deferred income tax assets and liabilities are as follows (in thousands):

	December 31, 2005	December 25, 2004

Deferred income tax assets:
Net operating losses	$24,581	$21,762
Accounts receivable and inventory valuation allowances	105	119
Employee benefits	164	117
Other accrued liabilities and asset impairment charges	874	1,551

Total deferred income tax assets	25,724	23,549
Less valuation allowance	18,455	17,192

Net deferred income tax assets	7,269	6,357

Deferred income tax liabilities:
Accumulated depreciation	(3,405)	(3,027)
Goodwill	(3,864)	(3,330)

Total deferred income tax liabilities	(7,269)	(6,357)

Net deferred income taxes	$-	$-

A valuation allowance has been established against net deferred income tax assets due to the uncertainty that such income tax benefits will be realized and to reflect the limitation of the Company’s Net Operating Loss (“NOL”) due to its change in ownership. We currently have significant deferred income tax assets that have been reserved until such time that it is more likely than not that we will sustain profitable operations and other tax strategies can be implemented. The full amount of the NOLs was not reserved based on lengthy carryforward period and our belief that the Company will generate sufficient future taxable income due to ongoing restructuring and cost cutting measures and significant new business opportunities.

At December 31, 2005, the Company had approximately $72,300,000 of NOL carryforwards for federal income tax reporting purposes. Of this amount, approximately $54,600,000 is attributable to losses that were incurred prior to a “change in ownership” as defined by Internal Revenue Code rules and, accordingly, annual utilization of this portion of the NOL carryforward is limited in amount. The amount that can be utilized each year is fixed; however, annual limitation amounts not previously utilized carry over to subsequent years and can be utilized to the extent of the total unexpired NOL carryforward amount. The maximum amount that can be utilized in fiscal 2005 is limited to approximately $3,000,000. The $54,600,000 of pre-change of control net operating loss carryforwards expire as follows, if not previously utilized: $100,000 in 2019, $12,700,000 in 2020, $28,000,000 in 2021 and $13,800,000 in 2022. The remaining net operating loss carryforwards of $17,700,000 begin to expire in 2023, if not previously utilized.

6. EMPLOYEE BENEFIT AND STOCK PLANS

The Company maintains a 401(k) retirement savings plan for the benefit of substantially all full-time employees. Participant contributions are matched by the Company as defined in the plan. The Company’s matching contributions to the plan were $388,000, $198,000, and $47,000 in fiscal 2005, 2004, and 2003, respectively.

In June 2000, the Company’s shareholders approved a noncompensatory employee stock purchase plan (ESPP) whereby 400,000 shares of common stock were reserved for purchase by eligible employees through a payroll deduction program. The purchase price of the stock is 85% of the average closing price of the last 30 trading days of the respective quarter. Through the first quarter of fiscal 2005, the ESPP had issued 392,366 shares of common stock and therefore did not have enough shares remaining to cover additional quarterly purchases. Shareholder approval is required to authorize additional shares for the ESPP. To date the Board of Directors has not requested the required shareholder approval to authorize additional shares for the ESPP. However, the Company’s management and Board of Directors will periodically evaluate the merits of seeking shareholder approval to authorize the issuance of additional shares under the ESPP. The plan expires on June 30, 2010.

The Company also has two stock option plans that were approved by our shareholders. A total of 2,750,000 shares of Clarion common stock have been approved for issuance under the plans. The plans permit options to be granted to officers, directors and other key employees. Options granted may either be incentive stock options or nonqualified stock options. Incentive stock options awarded under the plans may not be granted at a price less than the fair market value on the date of grant. Nonqualified options awarded under the plans may not be granted at a price less than 85% of the fair market value on the date of grant. Conditions of vesting are determined at the time of grant. The maximum option term may not exceed ten years from the date of grant.

In addition to the two stock option plans discussed above, the Company issues nonqualified stock options from time to time that fall outside of these approved plans. The Board of Directors determines the terms of the options at the time of issuance. As of December 31, 2005, a total of 300,000 options were outstanding relating to these separate issuances.

Each calendar year the Company’s directors are granted options for the purchase of 12,000 shares of common stock. The options are granted quarterly in the amount of 3,000 shares each. The option exercise price is required to equal the market value of our common stock on the date of grant. Each option is exercisable for ten years following the date of grant and vests the year after the date of grant. In addition, the Company reimburses directors for out-of-pocket expenses incurred to attend board of directors and committee meetings. Total options granted to directors in fiscal 2005 and 2004 were 105,000 and 84,000, respectively.

The following table summarizes all stock option activity pertaining to the Company’s common stock subsequent to fiscal 2002:

	Shares	Weighted Average Exercise Price

Outstanding at December 28, 2002	2,532,525	$2.92

Granted	196,000	0.45
Exercised	(6,000)	0.26
Expired or canceled	(1,117,650)	3.11

Outstanding at December 27, 2003	1,604,875	$2.49

Granted	84,000	0.47
Expired or canceled	(85,000)	4.01

Outstanding at December 25, 2004	1,603,875	$2.43

Granted	105,000	0.18
Expired or canceled	(512,875)	4.06

Outstanding at December 31, 2005	1,196,000	$1.36

Shares available for future grants were 2,254,000 at December 31, 2005 and 1,846,125 at December 25, 2004, under the Company’s two shareholder approved stock option plans.

The weighted-average grant date fair value for stock options granted was $0.15, $0.40, and $0.34 in fiscal 2005, 2004, and 2003, respectively.

The following table summarizes information about outstanding and exercisable options at December 31, 2005:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Prices	Shares	Weighted Average Exercise Prices

$0.05 - $2.00	986,000	3.7	$0.71	902,000	$0.76
3.00 - 3.50	110,000	0.7	3.05	110,000	3.05
4.00 - 6.00	100,000	0.8	6.00	100,000	6.00

	1,196,000	3.2	1.36	1,112,000	1.45

The number of options exercisable was 1,112,000 at December 31, 2005, and 1,459,875 at December 25, 2004, with weighted average exercise prices of $1.45 and $2.32, respectively.

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

7. PREFERRED AND COMMON STOCK

During 1999, the Company authorized 3,000,000 shares of preferred stock of which 2,500,000 shares are designated as convertible preferred stock with a par value of $0.001 per share. The Company has issued 1,950,250 of the 2,500,000 designated shares. On December 27, 2002, with the approval of the holders of the preferred stock on December 16, 2002, this series of preferred stock was designated as “Series B Convertible Preferred Stock.”

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

On December 16, 2002, the holders of the Series B Preferred Stock approved the issuance of a second, senior series of preferred stock which is designated as “Series A Convertible Preferred Stock.” On December 27, 2002, and September 2, 2003, the Company issued 37,770 and 800 shares, respectively, of Series A Preferred Stock with a par value of $0.001 per share in conjunction with the debt restructuring discussed in Note 2. The dividend rate is 12%, with a default rate of 15%, payable quarterly, in cash only, commencing June 30, 2004, subject to existing restrictions under the Senior Loan Agreement. The Series A Preferred Stock may be converted into common stock at any time at a conversion rate of 571 common shares for each share of preferred stock. The stock is subject to mandatory redemption in full at June 30, 2007, or earlier in the event of certain circumstances, including defaults. The redemption value is $1,000 per share. Holders of the Series A Preferred Stock have voting rights and preference over common stockholders and holders of Series B Preferred Stock in dividends and liquidation rights.

Dividends on the Series A Preferred Stock and the Series B Preferred Stock are accrued quarterly on both the preferred stock and on dividends in arrears quarterly.

Because the Company has defaulted under its Senior Subordinated Loan Agreement, holders of a majority of its Series A Preferred Stock could give notice to it that the Company is required to redeem the Series A Preferred Stock. Nevertheless, the Company’s Senior Loan Agreement prohibits the Company from complying with that redemption notice.

In 1999, the Company issued 850,000 shares of Clarion common stock in connection with the acquisition of Double J. Of the 850,000 Clarion shares issued in the acquisition, 425,000 shares (“Put Shares”) are subject to the terms of stock put agreements (“Put Agreements”) that require the Company to purchase some or all of the Put Shares from the holders at a price of $6.00 per share. The maximum potential repurchase obligation of the Company is $2,550,000. As a result of an amendment to the Put Agreements signed in January 2006, the put options expire on June 15, 2007, and are exercisable between June 15, 2007, and July 15, 2007. The Company agreed to pay the holders of the put options $417,000 in consideration for the extended put period for the Put Agreement amendment. The Put Shares are classified as a long-term liability in the consolidated balance sheets on the line item entitled “Mandatorily Redeemable Common Stock.” Concurrent with the issuance of these stock put options, the Company entered into a stock put agreement with a member of the Board of Directors which requires that Director to purchase a number of shares of Clarion common stock equal to the product of (i) the aggregate purchase price paid by Clarion for the Put Shares, divided by the lesser of (ii) the closing price of the common stock on the date Clarion receives notice of its obligation to perform under the Put Agreements, or (iii) $6.00.

8. LITIGATION AND CONTINGENCIES

The Company is a party to certain litigation involving claims alleging damages under various contractual arrangements. After taking into consideration legal counsel’s evaluation of these claims and actions, the Company is currently of the opinion that their outcome will not have a significant effect on the Company’s consolidated financial position or future results of operations.

9. RELATED PARTY TRANSACTIONS

In conjunction with the settlement of the A&M lawsuit described in Note 2 above, in January 2003, William Blair and Craig Wierda purchased Company notes payable to Drake Products Corporation (now known as A&M Holdings, Inc.) in the principal amount of $2,067,500 along with related accrued interest of $670,000. The purchased notes and related accrued interest were replaced with two new subordinated promissory notes (Settlement Notes), each in the principal amount of $1,379,000. These Settlement Notes bear interest at 18% and are due February 28, 2007. In September 2003, Blair and Wierda transferred $136,000 in principal amount of these notes to Thomas Wallace, formerly an officer of the Company. Mr. Wallace’s Settlement Note has matured, however, the Company is precluded from paying principal and interest under the terms of its Senior Loan Agreement. The settlement also included a provision requiring the Company to issue a total of 800 shares of Series A Convertible Preferred Stock to the holders of the Settlement Notes because they were not paid in full by September 2, 2003; accordingly, the Company issued these preferred shares pro rata and recognized expense of $368,000.

10. RESTRUCTURING AND IMPAIRMENT CHARGES (CREDITS)

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

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The Company’s unaudited quarterly results of operations are as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Fiscal 2005
Net sales	$32,274	$38,980	$40,981	$33,280	$145,515
Gross profit	124	2,430	3,274	594	6,422
Net income (loss)	(2,849)	(640)	392	(2,562)	(5,659)
Net loss per share:
Basic	(0.13)	(0.08)	(0.06)	(0.13)	(0.40)
Diluted	(0.13)	(0.08)	(0.06)	(0.13)	(0.40)

Fiscal 2004
Net sales	$29,594	$28,127	$30,592	$29,385	$117,698
Gross profit	3,745	3,409	2,915	1,400	11,469
Net income (loss)	811	494	(747)	(2,280)	(1,722)
Net loss per share:
Basic	(0.04)	(0.03)	(0.08)	(0.11)	(0.26)
Diluted	(0.04)	(0.03)	(0.08)	(0.11)	(0.26)

As discussed in Note 9, the Company recorded an asset impairment charge in the amount of $1,607,000, $707,000 in the third quarter and $900,000 in the fourth quarter of 2004 to adjust the net carrying value of the real property at its South Haven, Michigan, facility to fair value.

12. OPERATING CONSIDERATIONS AND MANAGEMENT PLANS

As shown in the financial statements, the Company has incurred significant net losses in two of the past three years and is highly leveraged. The Company is also experiencing liquidity constraints and has a deficit position in working capital and shareholders’ equity. As shown in the financial statements, the Company has incurred significant net losses in two of the past three years and is highly leveraged. The Company is also experiencing liquidity constraints and has a deficit position in working capital and shareholders' equity. Most recently, as previously discussed, the Company violated certain covenants of its Senior Loan Agreement and Senior Subordinated Loan Agreement, resulting in the receipt of a "going concern" opinion from BDO Seidman, LLP.

The Company has been negotiating with its lenders to obtain default waivers and amendments to both loan agreements. As of the date of these financial statements, the Company and its lenders have been unable to agree upon the terms of those waivers and amendments. While the Company's liquidity position is stable, its lenders are requesting it to improve operations and further increase liquidity. The Company's lenders believe that increased liquidity will enhance the Company's strategic decision making. The Company is preparing a revised forecast for presentation to its lenders and will continue to negotiate with them. The Company expects to reach a solution that is acceptable to all parties.

Nevertheless, if the Company cannot reach agreement with its lenders, such defaults could allow the lenders to discontinue lending or declare all borrowings outstanding to be due and payable. If any of these events occur, there is no assurance that the Company will have sufficient funds available to pay in full the total amount of obligations that become due as a result of any such acceleration, or that the Company will be able to find additional or alternative financing to refinance any such accelerated obligation.

Also, on June 30, 2007, the Company is obligated to pay its senior subordinated debt and redeem its Series A Preferred Stock. Based upon current and anticipated operations, cash flows and capital resources, the Company does not expect to satisfy these obligations without further restructuring of its capital and debt obligations. As of the date of these financial statements, the Company can make no assurances that it will successful in effecting such a restructuring.

The Company has been proactively addressing its current liquidity and operational issues in an effort to improve cash flows. On April 14, 2003, the Company refinanced its senior debt and modified the terms of certain portions of its subordinated debt. The term loan portion of the Senior Loan Agreement is scheduled to mature on April 15, 2007 and the line of credit is scheduled to mature on December 31, 2006. The terms of the Senior Loan Agreement allow the Company to make payments on its subordinated debt, subject to certain limitations. In addition, since fiscal 2001, subordinated debt holders and preferred shareholders have agreed to defer interest and dividend payments through the maturity date of the senior debt, unless approved by the Company’s senior lender. The Company’s senior lender is allowing payments on the Company’s Drake note. See Note 2 herein.

In 2005, the Company adjusted its manufacturing footprint to position itself for improved performance. Specifically, it consolidated the business in the two Pella, Iowa facilities to the Ames, Iowa plant. The two Pella, Iowa plants were leased on a short-term basis and are no longer an obligation. Also, the South Haven, Michigan plant was sold and the business in that facility was transferred to other Michigan facilities. The lease of the South Haven plant ended on December 31, 2005. These moves removed three plants from the manufacturing footprint and will reduce operating expense going forward. In addition, the Juarez, Mexico facility was opened in August to prepare for the transfer of business from the Greenville, Michigan facility.

In 2006, the Company is focused on executing the following key actions:

•	Execute transfer of business and start-up of Juarez, Mexico facility -
The Company has a major customer that has moved its business from Greenville, Michigan to Juarez. The business remains with the Company and will be moved to Juarez. The Company expects to complete the transfer of business from Greenville to Juarez in 2006. In addition to the transfer of existing business, the Company has also obtained incremental business that will be produced out of the Juarez plant.

•	Execute West Michigan plant rationalization -
In conjunction with the transfer of business to Juarez, the leased Greenville, Michigan facility will be eliminated by the second quarter of 2006. This facility was sold in 2004, is leased on a short-term basis and will no longer be an obligation. The business will be transferred to Juarez, Mexico or to the Company's other Greenville facility. The moves will leave only two manufacturing facilities in West Michigan (the owned Greenville plant and the leased Caledonia plant). The remaining two facilities will operate with one management team and with a minimal overhead structure.

•	Execute in Ames, Iowa and maximize performance -
The Company now has one facility in Iowa versus the three we had throughout the majority of 2005. The Company is focused on obtaining additional business from existing customers for this facility to maximize utilization and results.

These moves are critical to maximize performance and deliver for our customers. The Company has positioned itself to increase sales and profitability, by rationalizing plants in attractive areas for our key customers. The increase in business coupled with the changes in cost structure are expected to have a positive impact on profitability in 2006.

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

Changes in Internal Control Over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required to be furnished by Items 401, 405 and 406 of regulation S-K is included in our definitive Proxy Statement for our 2005 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates (the “2005 Proxy Statement”) and is incorporated herein by reference. Reference is made to the additional item under Part I of this report regarding our executive officers.

ITEM 11. EXECUTIVE COMPENSATION.

Information required to be furnished by Item 402 of Regulation S-K is included in our 2005 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required to be furnished by Items 201(d) and 403 of Regulation S-K is included in our 2005 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required to be furnished by Item 404 of Regulation S-K is included in our 2005 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required to be furnished by Item 9(e) of Schedule 14A of Regulation S-K is included in our 2005 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements.

The Registrant’s consolidated financial statements, for the fiscal years ended December 31, 2005, December 25, 2004, and December 27, 2003, together with the Reports of Independent Auditors are filed as part of this Form 10-K report. See “ITEM 8: Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules.
Schedule II — Valuation and Qualifying Accounts.	Page 44

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

Date: April 21, 2006	CLARION TECHNOLOGIES, INC. /s/ William Beckman —————————————— William Beckman, President

In accordance with the Securities Exchange Act of 1934, this report has been signed below on the 21st day of April 2006, by the following persons on behalf of the Registrant and in the capacities indicated. The persons named below each hereby appoint William Beckman and Edmund Walsh as his attorney-in-fact to sign in his name and on his behalf, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.

/s/ William Beckman —————————————— William Beckman, President (Principal Executive Officer)	/s/ Edmund Walsh —————————————— Edmund Walsh, Chief Financial Officer (Principal Financial Officer)

/s/ Jack D. Rutherford —————————————— Jack D. Rutherford, Director	—————————————— Anthony Wauterlek, Director

/s/ Frederick A. Sotok —————————————— Frederick A. Sotok, Director	/s/ Kenneth La Grand —————————————— Kenneth La Grand, Director

/s/ Craig A. Wierda —————————————— Craig A. Wierda, Director	—————————————— Frank T. Steck, Director

—————————————— Steven W. Olmstead, Director

SCHEDULE II

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

COLUMN A DESCRIPTION	COLUMN B BALANCE AT BEGINNING OF YEAR	COLUMN C CHARGED TO COSTS AND EXPENSES	COLUMN D CHARGED TO OTHER ACCOUNTS(A)	COLUMN E DEDUCTIONS(B)	BALANCE AT END OF YEAR

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year Ended December 31, 2005	$160,000	$25,000	-	$23,000	$162,000

Year Ended December 25, 2004	$160,000	-	-	-	$160,000

Year Ended December 27, 2003	$170,000	$66,000	-	$76,000	$160,000

INVENTORY OBSOLESCENCE RESERVE:

Year Ended December 31, 2005	$157,000	$135,000	-	$180,000	$112,000

Year Ended December 25, 2004	$114,000	$166,000	-	$123,000	$157,000

Year Ended December 27, 2003	$189,000	$102,000	-	$177,000	$114,000

DEFERRED TAX VALUATION ALLOWANCE:

Year Ended December 31, 2005	$17,192,000	-	$691,000	$47,000	$18,455,000

Year Ended December 25, 2004	$15,981,000	-	$1,314,000	$103,000	$17,192,000

Year Ended December 27, 2003	$22,696,000	-	-	$6,715,000	$15,981,000

(A)	Represents the effects of additional net losses and additional deferred tax assets.
(B)	Represents the write-off of uncollectible accounts as it relates to the allowance for doubtful accounts, the write-off of obsolete inventory as it relates to the inventory obsolescence reserve, and the effects the realization of deferred tax benefits, reductions in net losses, and reductions in deferred tax assets as it relates to the deferred tax valuation allowance.

EXHIBIT NUMBER	DESCRIPTION

2(a)	Asset Purchase Agreement dated April 10, 2002, by and between CK Technologies, L.L.C. and Clarion Technologies, Inc. (filed as an exhibit to Form 10-Q for the quarter ended March 30, 2002 (Commission File No. 0-24690) and incorporated herein by reference)

3(a)	Certificate of Incorporation (filed as exhibit to Form 10K/A dated April 28, 2003 (Commission File No. 0-24690) and incorporated herein by reference)

3(b)	Certificate of Amendment of Certificate of Incorporation amending Article IV (filed as exhibit to Form 10K/A dated April 28, 2003 (Commission File No. 0-24690) and incorporated herein by reference)

3(c)	Bylaws of the Company (filed as exhibit to Form 8-K dated October 27, 1998 (Commission File No. 0-24690) and incorporated herein by reference)

4(a)	Specimen of Common Stock Certificate (filed as exhibit to Form 10-SB dated August 12, 1994 (Commission File No. 0-24690) and incorporated herein by reference)

4(b)	Certificate of Designations of Clarion Technologies, Inc. for Series A Convertible Preferred Stock (filed as an exhibit to Form 8-K dated December 27, 2002 (Commission File No. 0-24690) and incorporated herein by reference)

4(c)	Certificate of Amendment to Certificate of Designations of Clarion Technologies, Inc. for Series A Convertible Preferred Stock (filed as an exhibit to Form 10-Q for the quarter ended March 27, 2004 (Commission File No. 0-24690) and incorporated herein by reference)

4(d)	Certificate of Designations of Clarion Technologies, Inc. for Series B Convertible Preferred Stock (filed as an exhibit to Form 8-K dated December 27, 2002 (Commission File No. 0-24690) and incorporated herein by reference)

10(a)	Amended and Restated Credit Agreement dated April 14, 2003, by and among Clarion Technologies, Inc., its subsidiaries party thereto, and Bank One, NA (filed as exhibit to Form 10K/A dated April 28, 2003 (Commission File No. 0-24690) and incorporated herein by reference)

10(b)	First Amendment to Amended and Restated Credit Agreement dated September 26, 2003 (filed as exhibit to Form 10-K dated March 5, 2004 (Commission File No. 0-24690) and incorporated herein by reference)

10(c)	Second Amendment to Amended and Restated Credit Agreement dated January 26, 2004 (filed as exhibit to Form 10-K dated March 5, 2004 (Commission File No. 0-24690) and incorporated herein by reference)

10(d)	Third Amendment to Amended and Restated Credit Agreement dated March 12, 2004 (filed as exhibit to Form 10-K dated March 5, 2004 (Commission File No. 0-24690) and incorporated herein by reference)

10(e)	Fourth Amendment to Amended and Restated Credit Agreement dated April 14, 2004 (filed as exhibit to Form 10-Q for the quarter ended March 27, 2004 (Commission File No. 0-24690) and incorporated herein by reference)

EXHIBIT NUMBER	DESCRIPTION

10(f)	Fifth Amendment to Amended and Restated Credit Agreement dated April 23, 2004 (filed as exhibit to Form 10-Q for the quarter ended March 27, 2004 (Commission File No. 0-24690) and incorporated herein by reference)

10(g)	Sixth Amendment to Amended and Restated Credit Agreement dated July 30, 2004 (filed as exhibit to Form 10-Q for the quarter ended June 26, 2004 (Commission File No. 0-24690) and incorporated herein by reference)

10(h)	Waiver and Seventh Amendment to Amended and Restated Credit Agreement dated November 9, 2004 (filed as exhibit to Form 10-Q for the quarter ended September 25, 2004 (Commission File No. 0-24690) and incorporated herein by reference)

10(i)	Waiver and Eighth Amendment to Amended and Restated Credit Agreement dated March 25, 2005

10(j)	Ninth Amendment to Amended and Restated Credit Agreement dated April 30, 2005

10(k)	Tenth Amendment to Amended and Restated Credit Agreement dated August 1, 2005

10(l)	Eleventh Amendment to Amended and Restated Credit Agreement dated September 30, 2005

10(m)	Twelfth Amendment to Amended and Restated Credit Agreement dated November 21, 2005

10(n)	Thirteenth Amendment to Amended and Restated Credit Agreement dated December 16, 2005 (filed as exhibit to Form 8-K dated December 16, 2005 (Commission File No. 0-24690) and incorporated herein by reference)

10(o)	Revolving A Notes dated April 23, 2004, issued pursuant to the Amended and Restated Credit Agreement (filed as exhibit to Form 10-Q for the quarter ended March 27, 2004 (Commission File No. 0-24690) and incorporated herein by reference)

10(p)	Term Notes dated April 23, 2004, issued pursuant to the Amended and Restated Credit Agreement (filed as exhibit to Form 10-Q for the quarter ended March 27, 2004 (Commission File No. 0-24690) and incorporated herein by reference) 10(q) Revolving B Notes dated December 16, 2005, issued pursuant to the Amended and Restated Credit Agreement

10(r)	Term Notes (Converted Capex Loan) dated December 16, 2005, issued pursuant to the Amended and Restated Credit Agreement

10(s)	Exchange Agreement dated as of December 27, 2002, between Clarion Technologies, Inc. and each of the holders of notes named therein (filed as an exhibit to Form 8-K dated December 27, 2002 (Commission File No. 0-24690) and incorporated herein by reference)

10(t)	Amended and Restated Senior Subordinated Loan Agreement dated as of December 27, 2002, between Clarion Technologies, Inc. and its subsidiary companies party thereto, William Blair Mezzanine Capital Fund III, L.P., and other Lenders party thereto (filed as an exhibit to Form 8-K dated December 27, 2002 (Commission File No. 0-24690) and incorporated herein by reference)

EXHIBIT NUMBER	DESCRIPTION

10(u)	Waiver, Consent and First Amendment to Amended and Restated Senior Subordinated Loan Agreement dated April 14, 2003 (filed as exhibit to Form 10K/A dated April 28, 2003 (Commission File No. 0-24690) and incorporated herein by reference)

10(v)	Second Amendment to Amended and Restated Senior Subordinated Loan Agreement dated April 23, 2004 (filed as exhibit to Form 10-Q for the quarter ended March 27, 2004 (Commission File No. 0-24690) and incorporated herein by reference)

10(w)	Consent and Third Amendment to Amended and Restated Senior Subordinated Loan Agreement dated July 30, 2004 (filed as exhibit to Form 10-Q for the quarter ended June 26, 2004 (Commission File No. 0-24690) and incorporated herein by reference)

10(x)	Fourth Amendment to Amended and Restated Senior Subordinated Loan Agreement dated November 9, 2004 (filed as exhibit to Form 10-Q for the quarter ended September 25, 2004 (Commission File No. 0-24690) and incorporated herein by reference)

10(y)	Waiver and Fifth Amendment to Amended and Restated Senior Subordinated Loan Agreement dated March 25, 2005

10(z)	Sixth Amendment to Amended and Restated Senior Subordinated Loan Agreement dated April 30, 2005

10(aa)	Seventh Amendment to Amended and Restated Senior Subordinated Loan Agreement dated August 1, 2005

10(bb)	Eighth Amendment to Amended and Restated Senior Subordinated Loan Agreement dated September 30, 2005

10(cc)	Ninth Amendment to Amended and Restated Senior Subordinated Loan Agreement dated December 16, 2005

10(dd)	Senior Subordinated Notes dated December 27, 2002, issued pursuant to the Amended and Restated Senior Subordinated Loan Agreement (filed as exhibit to Form 10K/A dated April 28, 2003 (Commission File No. 0-24690) and incorporated herein by reference)

10(ee)	Credit Support and Compensation and Draw Agreement dated December 16, 2005 among Clarion Technologies, Inc., William Blair Mezzanine Capital Fund III, L.P. and Craig Wierda

10(ff)	Put Agreements dated as of December 27, 2002, between Clarion Technologies, Inc. and William Blair Mezzanine Capital Fund III, L.P. (filed as an exhibit to Form 8-K dated December 27, 2002 (Commission File No. 0-24690) and incorporated herein by reference)

10(gg)	Amended and Restated Registration Rights Agreement dated as of December 27, 2002 between Clarion Technologies, Inc., William Blair Mezzanine Capital Fund III, L.P. and other Lenders party thereto (filed as exhibit to Form 8-K dated December 27, 2002 (Commission File No. 0-24690) and incorporated herein by reference)

10(hh)	Supply Agreement between Clarion Technologies, Inc. and Electrolux Home Products, Inc. dated May 1, 2002 (filed as exhibit to Form 10-Q for the quarter ended June 29, 2002 (Commission File No. 0-24690) and incorporated herein by reference)

EXHIBIT NUMBER	DESCRIPTION

10(ii)	Lease Agreement between Clarion Technologies, Inc. and Cougar Development, LLC dated October 13, 2000, as amended (filed as exhibit to Form 10K/A dated April 28, 2003 (Commission File No. 0-24690) and incorporated herein by reference)

10(jj)	Lease Agreement between Clarion Technologies, Inc. and Dayton Park L.L.C. dated September 8, 2004 (filed as exhibit to Form 8-K dated September 8, 2004 (Commission File No. 0-24690) and incorporated herein by reference)

10(kk)	Lease Agreement between Clarion Technologies de Mexico, S. de R.L. de C.V. and Immobiliaria Lo Bravos, S.A. de C.V. dated August 16, 2005

The following material contracts identified with “*” preceding the exhibit number are agreements or compensation plans with or relating to executive officers, directors or related parties.

*10(ll)	Clarion House, Inc. 1998 Stock Option Plan (filed as exhibit to Form 10-KSB for the year ended December 31, 1998 (Commission File No. 0-24690) and incorporated herein by reference)

*10(mm)	Clarion Technologies, Inc. 1999 Stock Incentive Plan (filed as exhibit to Form 10-KSB for the year ended December 31, 1999 (Commission File No. 0-24690) and incorporated herein by reference)

*10(nn)	First Amendment to the Clarion Technologies, Inc. 1999 Stock Incentive Plan (filed as exhibit to Proxy Statement for 2000 Annual Meeting of Shareholders (Commission File No. 0-24690) and incorporated herein by reference)

*10(oo)	Form of 1999 Stock Incentive Plan Stock Option Agreement (filed as exhibit to Form 8-K dated January 19, 2005 (Commission File No. 0-24690) and incorporated herein by reference)

*10(pp)	Clarion Technologies, Inc. 2000 Employees Stock Purchase Plan (filed as appendix to Proxy Statement for 2000 Annual Meeting of Shareholders (Commission File No. 0-24690) and incorporated herein by reference)

*10(qq)	Clarion Technologies, Inc. Director Deferred Stock Purchase Plan (filed as exhibit to Form 10-K for the year ended December 29, 2001 (Commission File No. 0-24690) and incorporated herein by reference)

*10(rr)	Employment Agreement, dated March 1, 1999, between Clarion Plastics Technologies, Inc., Clarion Technologies, Inc. and William Beckman (filed as exhibit to Form 10-KSB for the year ended December 31, 1999 (Commission File No. 0-24690) and incorporated herein by reference)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney (included on page 47)

EXHIBIT NUMBER	DESCRIPTION

31(a)	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32(a)	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350