Form 10-Q
period 2006-04-01
CLARION TECHNOLOGIES INC/DE/
filed 2006-05-16
CIK 835409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 0-24690

CLARION TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	91-1407411 (I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell corporation (as defined by Rule 12b-2 of the Exchange Act.) [ ] Yes [X] No

The number of shares outstanding of registrant’s common stock was 45,406,367 as of May 15, 2006.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	First Quarter Ended
	April 1, 2006	April 2, 2005

Net sales	$35,836	$32,274
Cost of sales	35,079	32,150

Gross profit	757	124

Operating expenses:
Selling, general and administrative expenses	1,784	1,676

Operating loss	(1,027)	(1,552)

Interest expense	(1,353)	(1,307)
Other income, net	5	10

Loss before income taxes	(2,375)	(2,849)

Provision for income taxes	-	-

Net loss	$(2,375)	$(2,849)

Basic and Diluted EPS calculation:
Numerator:
Net loss	$(2,375)	$(2,849)
Preferred stock dividends declared	(3,191)	(2,779)
Accretion of preferred stock to mandatory
redemption value	(242)	(250)

Net loss attributable to common shareholders	$(5,808)	$(5,878)

Denominator:
Average common shares outstanding (basic and
diluted)	45,406	45,296

Loss per share attributable to common
shareholders (basic and diluted)	$(0.13)	$(0.13)

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 1, 2006	December 31, 2005

	(UNAUDITED)	(AUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$55	$97
Accounts receivable, net of allowance of $163 and $162	19,774	14,916
Inventories	4,778	4,430
Prepaid expenses and other current assets	1,208	576

Total current assets	25,815	20,019

Property, plant and equipment, net	22,888	23,482

Other assets:
Goodwill	24,521	24,521
Deferred financing costs, net of accumulated amortization of $778 and $750	125	153
Other long-term assets	301	270

	24,948	24,944

	$73,650	$68,445

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Revolving line of credit	$9,350	$9,375
Accounts payable	23,366	17,240
Accrued liabilities	3,514	2,236
Accrued interest	8,278	7,483
Current portion of long-term debt	23,969	24,480

Total current liabilities	68,477	60,814

Long-term debt, net of current portion	345	400
Mandatorily redeemable common stock	2,550	2,550
Accrued dividends	37,116	33,924
Other liabilities	215	202

Total liabilities	108,703	97,890

Redeemable Series A preferred stock	37,444	37,227
Redeemable Series B preferred stock	19,276	19,251

Shareholders' deficit:
Common stock	45	45
Additional paid-in capital	32,375	32,590
Accumulated deficit	(123,864)	(118,273)
Accumulated other comprehensive loss	(329)	(285)

Total shareholders' deficit	(91,773)	(85,923)

	$73,650	$68,445

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	First Quarter Ended
	April 1, 2006	April 2, 2005

OPERATING ACTIVITIES:
Net loss	$(2,375)	$(2,849)
Depreciation and amortization	1,048	946
Changes in operating assets and liabilities	2,305	(972)
Gain on sale of property, plant, and equipment	(2)	(7)
Other, net	2	-

Cash provided by (used in) operating activities	978	(2,882)

INVESTING ACTIVITIES:
Capital expenditures	(362)	(1,086)
Proceeds from sale of property, plant and equipment	2	1,486

Cash provided by (used in) investing activities	(360)	400

FINANCING ACTIVITIES:
Net change in revolving credit borrowings	(25)	3,150
Proceeds from issuance of long-term debt	-	1,593
Repayments of long-term debt	(635)	(2,349)
Proceeds from issuance of common stock	-	8

Cash provided by (used in) financing activities	(660)	2,402

NET DECREASE IN CASH AND CASH EQUIVALENTS	(42)	(80)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	97	109

CASH AND CASH EQUIVALENTS, END OF PERIOD	$55	$29

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.      OPERATIONS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarion Technologies, Inc. and Subsidiaries (collectively referred to as “Clarion” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005.

Due to fiscal 2005 being comprised of a 53 week year, the first quarter of fiscal 2005 included 14 weeks of activity, compared to 13 weeks in the first quarter of fiscal 2006.

The Company operates in a single geographic location, North America, and in a single reportable business segment, plastic injection molding. The accounting policies of this reportable business segment are described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Share-Based Compensation

In the first quarter of fiscal 2006, the Company adopted SFAS 123(R), Share-Based Payment, and began expensing options issued under the 1998 and 1999 Stock Option Plans, which are shareholder approved. A total of 2,750,000 shares of Clarion common stock have been approved for issuance under the plans. Options under the plans are granted for compensation to both employees and non-employee Directors as well as to outside vendors for services rendered; all option issuances must be approved by the Board of Directors. Options are granted at the current market price on date of grant, vest immediately to five years, and have lives from five to ten years. During the first quarter of fiscal 2006, the Company recorded approximately $3,000 of compensation expense which was calculated using the Black-Scholes-Merton Model.

In addition to the two stock option plans discussed above, the Company issues nonqualified stock options from time to time that fall outside of these approved plans. The Board of Directors determines the terms of the options at the time of issuance. As of December 31, 2005, a total of 300,000 options were outstanding relating to these separate issuances.

The following table (in thousands, except per share data) illustrates the effect on net loss and net loss per share attributable to common shareholders as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), to stock-based employee compensation and non-employee Director compensation in prior fiscal years.

Fiscal Quarter Ended April 2, 2005

Net loss attributable to common shareholders	$(5,878)

Deduct: Total stock-based compensation expense
determined under fair value based method for all
awards	11

Pro forma net loss attributable to common
shareholders	$(5,889)

Loss per share:

Basic and diluted, as reported	$(0.13)

Basic and diluted, pro forma	$(0.13)

The fair value of each option award is estimated on the date of grant using an intrinsic value method that uses the assumptions noted in the following table. Because intrinsic valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on implied volatilities historical volatility of the Company’s stock. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2006	2005

Expected dividends	0.0%	0.0%
Volatility, as a percent	149%	69% to 71%
Weighted average volatility	149%	70%
Risk-free rate	5.1%	4.9% to 5.0%
Expected term (in years)	9	9
Forfeitures	0.0%	0.0%

A summary of option activity under the Plan as of April 1, 2006, and changes during the quarter then ended is presented below:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2006	1,196,000	$1.36
Granted	21,000	0.09
Exercised	0	0.00

Outstanding at April 1, 2006	1,217,000	$1.34

A summary of the status of the Company’s nonvested shares as of April 1, 2006, and changes during the quarter ended April 1, 2006, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2006	84,000	$0.13
Granted	21,000	0.09
Vested	(21,000)	0.05
Forfeited	0	0.00

Nonvested at April 1, 2006	84,000	$0.10

As of April 1, 2006, the Company had $5,760 of unrecognized compensation costs related to non-vested share based payment awards that are expected to be recognized over a weighted average period of nine years.

Comprehensive Loss

The Company’s total comprehensive loss is comprised of all changes in shareholders’ deficit during the period other than from transactions with shareholders. Comprehensive loss consists of the following (in thousands):

	First Quarter Ended
	April 1, 2006	April 2, 2005

Net loss	$(2,375)	$(2,849)

Other comprehensive loss:
Market valuation adjustment of interest rate
swap, net of tax	(329)	(175)

Comprehensive loss	$(2,704)	$(3,024)

Interest Rate Swap Agreement

The Company is exposed to various market risks, which include changes in interest rates. In accordance with the terms of the Senior Credit Agreement discussed in Note 3, the Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its term debt and revolving credit facility. Interest rate swap agreements are contracts to exchange floating rates for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense. The Company does not use derivative financial instruments for trading purposes.

The interest rate swap agreement essentially fixes the interest rate on a notional amount of principal ($14,368,000 at April 1, 2006), which decreases with each monthly settlement at a rate corresponding to the Company's actual principal payments on the related debt. The interest rate swap agreements expire in 2008 and 2010 and management currently has no intent to renew the agreement or enter into similar agreements in the near future. The net fair value of the swap agreement at April 1, 2006 was approximately $(329,000) and is recorded as a current liability on the balance sheet. Changes in the fair value of the swap agreement are reported as a component of other comprehensive loss.

The counterparty to the Company's interest rate swap agreement is a commercial bank with which the Company has other financial relationships. While the Company is exposed to credit loss in the event of nonperformance by the counterparty, the Company does not anticipate nonperformance by the counterparty, and no material loss would be expected from such nonperformance. Fluctuations in interest rates are similarly not expected to have a material impact on the Company's future operating results.

The Company has formally documented the relationship between the interest rate swap and the term debt and revolving credit facility, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process includes linking the derivative that has been designated as a cash flow hedge to the specific liability on the balance sheet. The Company also assesses, both at the hedge's inception and on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. If the Company determines that the derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

2.      INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The components of inventories are as follows (in thousands):

	April 1, 2006	December 31, 2005

Raw materials	$2,903	$2,830
Work in process	440	595
Finished goods	1,435	1,005

Total	$4,778	$4,430

3.       DEBT

Debt consists of the following obligations (in thousands):

	April 1, 2006	December 31, 2005

Senior credit facility:
Revolving credit facility	$9,350	$9,375
Term debt	10,028	10,578
Senior and other subordinated term notes, net of
unaccreted discount of $311 and $373	9,689	9,627
Other subordinated promissory notes	3,933	3,928
Capital lease obligations	664	747

	33,664	34,255
Less current portion	33,319	33,855

	$345	$400

On March 31, 2006, the Company defaulted on certain financial covenants contained in the Company’s Senior Loan Agreement as well as certain financial covenants contained in the Company’s Senior Subordinated Loan Agreement, which defaults are further described below. The Company’s debt has not been accelerated but substantially all of it, including accrued interest, is classified as current due to the covenant violations. The Company has been negotiating with its lenders to obtain default waivers and amendments to both credit facilities. As of the date of these financial statements, the Company has been unable to agree upon the terms of those waivers and amendments. While the Company’s liquidity position is stable, its lenders are requesting it to improve operations and further increase liquidity. The Company’s lenders believe that increased liquidity will enhance its strategic decision making. The Company has presented a revised forecast for presentation to its lenders and will continue to negotiate with them.

The Company refinanced its senior debt on April 14, 2003 and increased the limits on its revolving credit facility on March 12, 2004. The revolving credit facility is scheduled to mature on December 31, 2006, and allows for aggregate borrowings of $10,000,000 at the prime rate plus 0.50% (8.00% at April 1, 2006) or, at the Company’s option, 1, 2, 3 or 6-month LIBOR plus 3.25%, subject to certain borrowing base limitations related to accounts receivable and inventory. On April 1, 2006, there were $650,000 of available borrowings under this revolving credit facility. In addition, an unused facility fee of 0.375% per annum is payable on the unused portion of the credit line. The term debt is scheduled to mature on April 15, 2007 and bears interest at the prime rate plus 0.75% or, at the Company’s option, 1, 2, 3 or 6-month LIBOR plus 3.5% plus an applicable margin. The interest rate on the term debt at April 1, 2006 was 8.27%. On December 15, 2005, the Company refinanced its capital expenditure line of credit into a term note. At December 31, 2005, the balance of that term note was $2,850,000 and it is schedule to mature on April 15, 2007. The Company is required to pay $183,333 monthly on the capital expenditure term debt until maturity.

On December 27, 2002, the Company’s senior subordinated debt and related accrued interest were restructured and replaced with 37,770 shares of Series A Preferred Stock of the Company and new senior subordinated debt of $10,000,000. The restructured senior subordinated debt is scheduled to mature on June 30, 2007, and is currently accruing interest at 15% because interest payments are precluded under the terms of the Senior Loan Agreement. According to the terms of these notes as amended in April 2004, payment of that interest is deferred until the Company maintains the fixed charge ratio stipulated in the amendment for four consecutive quarters.

On December 16, 2005, the Company obtained an additional $2,000,000 senior revolving line of credit that is secured by $2,000,000 in letters of credit provided by certain of its senior subordinated lenders. If the letters of credit that secure the line are drawn upon, upon the occurrence of an event of default, any borrowings under this line of credit convert to senior subordinated debt and are owed to the particular senior subordinated lenders that provided the letters of credit, Craig Wierda and William Blair Mezzanine Capital Fund, LP. If the letters of credit are drawn upon, the Company must issue those senior subordinated lenders 150 shares of its Series A Preferred Stock and if the newly created $2,000,000 of senior subordinated debt is not paid by January 7, 2007, the Company must issue those senior subordinated lenders an additional 250 shares of its Series A Preferred Stock. The letters of credit have not been drawn upon, despite the March 31, 2006 defaults.

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

Other subordinated promissory notes at April 1, 2006 consisted principally of: (i) the Settlement Notes described above and (ii) an unsecured note in the original principal amount of $1,000,000 issued in connection with the acquisition of Drake Products Corporation that requires periodic payments of interest only at 12% and matures on August 1, 2007.

As of April 1, 2006, the Senior Loan Agreement required the subordinated debt holders and preferred shareholders to forego interest and dividend payments, respectively, through June 30, 2006, unless approved by the Company’s senior lender. Interest and dividends, therefore, have been accrued through April 1, 2006. The Senior Credit Facility and Senior Subordinated Loan Agreement also prohibit the payment of dividends on common stock.

Based on the contractual terms of all debt agreements (as amended), principal maturities and capital lease obligations for the twelve-month period ended April 1 are as follows: 2007 — $33,319,000; 2008 —$161,000; 2009 — $62,000; 2010 — $65,000; 2011 — $57,000

4.      COMMITMENTS AND CONTINGENCIES

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

5.      OPERATING CONSIDERATIONS AND MANAGEMENT PLANS

As shown in the financial statements, the Company incurred a significant net loss in the first quarter of fiscal 2006 and is highly leveraged. The Company is also experiencing liquidity constraints and has a deficit position in working capital and shareholders’ equity.

The Company has been negotiating with its lenders to obtain default waivers and amendments to both loan agreements. As of the date of these financial statements, the Company and its lenders have been unable to agree upon the terms of those waivers and amendments. While the Company’s liquidity position is stable, its lenders are requesting it to improve operations and further increase liquidity. The Company’s lenders believe that increased liquidity will enhance the Company’s strategic decision making. The Company has prepared a revised forecast for presentation to its lenders and will continue to negotiate with them. The Company believes it will reach a solution that is acceptable to all parties.

Nevertheless, if the Company cannot reach agreement with its lenders, such defaults allow the lenders to discontinue lending or declare all borrowings outstanding to be due and payable. If any of these events occur, there is no assurance that the Company will have sufficient funds available to pay in full the total amount of obligations that become due as a result of any such acceleration, or that the Company will be able to find additional or alternative financing to refinance any such accelerated obligation.

The term loan portion of the Senior Loan Agreement is scheduled to mature on April 15, 2007 and the line of credit is scheduled to mature on December 31, 2006. Since fiscal 2001, subordinated debt holders and preferred shareholders have agreed to defer interest and dividend payments through the maturity date of the senior debt, unless approved by the Company’s senior lender. The Company’s senior lender is allowing payments on the Company’s Drake note. See Note 3 herein. On June 30, 2007, the Company is obligated to pay its senior subordinated debt and redeem its Series A Preferred Stock. Based upon current and anticipated operations, cash flows and capital resources, the Company does not expect to satisfy these obligations without further restructuring of its capital and debt obligations. As of the date of these financial statements, the Company can make no assurances that it will successful in effecting such a restructuring.

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
In conjunction with the transfer of business to Juarez, the leased Greenville, Michigan facility will be eliminated by the end of the second quarter of fiscal 2006. This facility was sold in 2004, is leased on a short-term basis and will no longer be an obligation. The business will be transferred to Juarez, Mexico or to the Company’s other Greenville facility. The moves will leave only two manufacturing facilities in West Michigan (the owned Greenville plant and the leased Caledonia plant). The remaining two facilities will operate with one management team and with a minimal overhead structure.

•	Execute in Ames, Iowa and maximize performance -
The Company now has one facility in Iowa versus the three it had throughout the majority of 2005. The Company is focused on obtaining additional business from existing customers for this facility to maximize utilization and results.

These moves are critical to maximize performance and delivery for our customers. The Company has positioned itself to increase sales and profitability, by rationalizing plants in attractive areas for our key customers. The increase in business coupled with the changes in cost structure are expected to have a positive impact on profitability in 2006.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following information should be read in conjunction with the accompanying Condensed Consolidated Financial Statements of the Company and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

We have six manufacturing facilities located in North America that are full service custom injection molding plants with post-molding secondary operations. Our current facilities collectively house 172 horizontal injection-molding machines with capacities ranging from 55 tons to 1,500 tons of clamping force. Each machine utilizes a computerized process controller that continuously monitors key process parameters on a real time basis and signals the operator if any parameter falls outside predetermined statistical limits. The injection molding process is supported by automated systems for raw material drying, conveying and regrinding.

We offer our customers value added post-molding secondary services, including ultrasonic inserting and welding, heat staking, solvent bonding, finishing, machining, assembly and on-line packaging. These important services support customers’ requirements for subassembled components, which provide cost savings and manufacturing efficiencies.

RESULTS OF OPERATIONS

The table below summarizes the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of net sales:

	First Quarter Ended
	April 1, 2006	April 2, 2005

Net sales	100.0%	100.0%
Cost of sales	97.9%	99.6%

Gross profit	2.1%	0.4%
Selling, general and administrative
expenses	5.0%	5.2%

Operating loss	(2.9%)	(4.8%)
Interest expense	(3.8%)	(4.0%)

Loss before income taxes
	(6.7%)	(8.8%)

Provision for income taxes	-	-

Net loss	(6.7%)	(8.8%)

Net sales

Net sales of $35,836,000 in the first quarter of 2006 were $3,562,000 (11.0%) higher than net sales of $32,274,000 in the first quarter of 2005. The increase in net sales is primarily attributable to increases in tooling revenue ($3,132,800). New business from automotive customers increased total revenues in the first quarter by $3,426,000. New business from consumer goods customers increased total revenues in the first quarter by $426,000. Those increases from new business were offset by decreases due to certain automotive programs ending. The balance out created a $3,040,000 decrease in sales. In addition, a major customer decreased unit production for several weeks during the first quarter of 2006 and this decreased sales by approximately $400,000 versus the same period in 2005. This customer has increased production to normal levels as of the end of the first quarter.

We expect total sales levels for 2006 to decrease by approximately $12,500,000. This is primarily due to the elimination of electronics content on an existing program that began in 2005. We have retained the program and continue to supply the injection-molded product. However, the electronics content is now assembled and applied by the customer instead of by us. This change was effective in March 2006.

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

Gross profit

Gross profit was 2.1% for the first quarter of 2006, compared to 0.4% for the corresponding period of 2005. This increase can primarily be attributed to the benefits of consolidating operations in Iowa and West Michigan. During 2005, we consolidated the two plants in Pella, Iowa into the Ames, Iowa facility. This generated an additional $1,100,000 of gross margin in the first quarter of 2006 versus the same period in 2005. Also, we consolidated the South Haven plant into the Caledonia facility. This generated an additional $1,400,000 of gross margin in the first quarter of 2006 versus the same period in 2005. These benefits were offset by the increased cost to prepare our Juarez, Mexico facility for the business transferring from the Greenville, Michigan plant. The activities associated with this transfer decreased gross profit $1,671,000 (4.5%) in the first quarter of 2006 versus the same period in 2005. Also, the impact of reduced unit production and net revenues from a major customer created a decrease in gross margin of approximately $300,000 in the first quarter versus the same period in 2005.

We expect gross margin to increase in 2006 since many of the consolidation efforts have been completed. Although we will continue to have start up expenses in Juarez, Mexico, we will be operating out of three less facilities in the United States (the two Pella, Iowa operations and the South Haven, Michigan facility). The start up expenses in Juarez will continue throughout 2006, but are expected to gradually decrease as more product transfers to that facility and volume increases.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) for the first quarter of 2006 increased $108,000 or 6.4% to $1,784,000 from $1,676,000 for the same period in the prior year. This increase is due to increased staffing costs related to a reallocation of employees based on a review of responsibilities; while wage related expenses increased in SG&A, there were corresponding decreases within cost of sales. In addition, there were increases in travel expenses for the continued ramp up in Mexico. Our near-term objective is to decrease SG&A as a percent of sales, even if the total expense increases to accommodate additional business.

Interest expense

Interest expense for the first quarter of 2006 was $1,353,000, an increase of $46,000 (3.5%) from the first quarter of 2005. This increase is mainly due to the continued accrual and compounding of interest on subordinated debt.

Net loss

We recorded net loss of $2,375,000 for the first quarter of 2006, compared to net loss of $2,849,000 in the corresponding period of 2005. This decrease is a result of higher gross profit from the decreased cost of sales and our slightly higher interest expense.

TAX CONSIDERATIONS

As a result of available NOL carryforwards, the Company does not anticipate incurring any federal income tax liability in 2006.

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

Because we have suffered recurring losses from operations, have a retained deficit of $91,773,000 for the quarter ended April 1, 2006, and because we have experienced the unwaived defaults enumerated above, our independent registered public accounting firm, BDO Seidman, LLP, has concluded that substantial doubt exists about our ability to continue as a going concern, and has included that conclusion in its audit report on our consolidated financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K for the year ended December 31, 2005.

General

At April 1, 2006, we had negative working capital of $42,662,000 compared to negative $40,795,000 at December 31, 2005. The decrease in working capital is mainly attributable to the increase in accrued interest which is classified as current resulting from covenant violations at March 31, 2006. Our sources of ongoing liquidity include cash flows from our operations, cash available from our existing credit lines, potential debt and equity investments, and sales of our non-core assets. We continually reduce our operating expenses, and are structuring our overall operations and resources around higher margin products and services.

The $13,200,000 term loan portion of our new senior credit facility matures on April 15, 2007 and the $10,000,000 line of credit matures on December 31, 2006. See Note 3 to our Consolidated Financial Statements. At April 1, 2006, our senior debt was outstanding in the amount of $19,378,000. These amounts have been classified as current due to covenant violations at March 31, 2006. This debt, however, has not been accelerated.

Our senior subordinated debt outstanding in the principal amount of $10,000,000 at April 1, 2006, is provided by William Blair Mezzanine Capital Fund III, LP, Craig Wierda, one of our directors, and William Beckman and Thomas Wallace, our President and former Chief Operating Officer, respectively, and is due June 30, 2007. We also have a note payable in the amount of $1,175,000 to a seller in our acquisition of Drake Products Corporation (that occurred in fiscal 2000), and notes payable to William Blair, Craig Wierda and Thomas Wallace, in the principal amounts of $1,311,000, $1,311,000 and $136,000, respectively. These amounts have been classified as current due to covenant violations at March 31, 2006. This debt, however, has not been accelerated.

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

Our capital expenditures in the first quarter of fiscal 2006 were made to obtain additional machinery to accommodate new business and for building improvements for our facility in Mexico.

Financing activities included net activity on the revolving line of credit. Repayments of debt and leases represent the scheduled payments.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have entered into an interest rate swap agreement to effectively fix the interest rate on all of our term debt under the Senior Credit Agreement and a portion of our revolving credit facility. Accordingly, our primary market risk exposure is to changes in interest rates in connection with our outstanding variable rate short-term and long-term debt not affected by the swap agreement. Based on the balances and debt agreements in effect at April 1, 2006, an increase in interest rates of 1% could result in us incurring an additional $59,000 in annual interest expense. Conversely, a decrease in interest rates of 1% could result in savings of $59,000 in annual interest expense. We do not expect this market risk exposure to have a material adverse effect on us. We do not enter into market risk sensitive instruments for trading purposes.

ITEM 4.      CONTROLS AND PROCEDURES

        (a)        Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15d, and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which the Quarterly Report on Form 10-Q was being prepared.

        (b)        Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this report, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.      RISK FACTORS

There have been no material changes in the risk factors applicable to the Company from those disclosed in its annual report on Form 10-K for the year ended December 31, 2005.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter ended April 1, 2006, the Company did not issue any unregistered shares of its Common Stock. Also, the Company did not repurchase any of its Common Stock during that period, nor has the Board of Directors of the Company approved any stock repurchase program.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2006, we defaulted on the following covenants under both our Senior Loan Agreement and Senior Subordinated Loan Agreement: (i) minimum EBITDA, (ii) the senior debt to EBITDA ratio, and (iii) total liabilities to tangible capital funds ratio. In addition, our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2005 constituted a default under both loan agreements. As noted above, we continue to negotiate default waivers and amendments to these covenants with our lenders.

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

Date: May 16, 2006	CLARION TECHNOLOGIES, INC. /S/ Edmund Walsh —————————————— Edmund Walsh, Chief Financial Officer

EXHIBIT LIST

31.1	Certification of the Chief Executive Officer of Clarion Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Clarion Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of the Chief Financial Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).