Form 10-Q
period 2006-07-01
CLARION TECHNOLOGIES INC/DE/
filed 2006-08-15
CIK 835409

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 0-24690
CLARION TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1407411
(State of Incorporation)	(I.R.S. Employer Identification No.)
5041 68th Street SE, Caledonia, Michigan 49316
(Address of principal executive offices)
(Zip Code)
(616) 698-6630
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                    Accelerated filer ☐                      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell corporation (as defined by Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No
The number of shares outstanding of registrant’s common stock was 45,406,367 as of August 15, 2006.

i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Second Quarter Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales	$29,197	$38,980	$65,033	$71,254
Cost of sales	28,304	36,550	63,383	68,700

Gross profit	893	2,430	1,650	2,554

Operating expenses:
Selling, general and administrative expenses	1,713	1,806	3,497	3,483

Operating income (loss)	(820)	624	(1,847)	(929)

Interest expense	(1,453)	(1,284)	(2,806)	(2,591)
Other income, net	5	20	10	31

Loss before income taxes	(2,268)	(640)	(4,643)	(3,489)

Provision for income taxes	—	—	—	—

Net loss	$(2,268)	$(640)	$(4,643)	$(3,489)

Basic and Diluted EPS calculation:
Numerator:
Net loss	$(2,268)	$(640)	$(4,643)	$(3,489)
Preferred stock dividends declared	(3,303)	(2,724)	(6,494)	(5,503)
Accretion of preferred stock to mandatory redemption value	(245)	(235)	(487)	(485)

Net loss attributable to common shareholders	$(5,816)	$(3,599)	$(11,624)	$(9,477)

Denominator:
Average common shares outstanding (basic and diluted)	45,406	45,391	45,406	45,342

Loss per share attributable to common shareholders (basic and diluted)	$(0.13)	$(0.08)	$(0.26)	$(0.21)

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 1, 2006	December 31, 2005
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$53	$97
Accounts receivable, net of allowance of $99 and $162	14,873	14,916
Inventories	5,615	4,430
Prepaid expenses and other current assets	1,421	576

Total current assets	21,962	20,019

Property, plant and equipment, net	23,312	23,482

Other assets:
Goodwill	24,521	24,521
Deferred financing costs, net of accumulated amortization of $806 and $750	97	153
Other long-term assets	149	270

	24,767	24,944

	$70,041	$68,445

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Revolving line of credit	$10,750	$9,375
Accounts payable	20,386	17,240
Accrued liabilities	3,162	2,236
Accrued interest	9,112	7,483
Accrued dividends	23,332	—
Mandatorily redeemable common stock	2,550	—
Current portion of long-term debt	23,346	24,480

Total current liabilities	92,638	60,814

Long-term debt, net of current portion	717	400
Mandatorily redeemable common stock	—	2,550
Accrued dividends	17,087	33,924
Other liabilities	228	202

Total liabilities	108,120	97,890

Redeemable Series A preferred stock	37,664	36,227
Redeemable Series B preferred stock	19,301	19,251

Shareholders’ deficit:
Common stock	45	45
Additional paid-in capital	32,158	32,590
Accumulated deficit	(129,461)	(118,273)
Accumulated other comprehensive loss	(336)	(285)

Total shareholders’ deficit	(97,594)	(85,923)

	$70,041	$68,445

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	July 1, 2006	July 2, 2005
OPERATING ACTIVITIES:
Net loss	$(4,643)	$(3,489)
Depreciation and amortization	2,110	1,958
Changes in operating assets and liabilities	3,823	2,116
Loss on sale of property, plant, and equipment	2	181
Other, net	4	—

Cash provided by operating activities	1,296	766

INVESTING ACTIVITIES:
Capital expenditures	(1,139)	(1,550)
Proceeds from sale of property, plant, and equipment	2	1,499

Cash used in investing activities	(1,137)	(51)

FINANCING ACTIVITIES:
Net change in revolving credit borrowings	1,375	650
Proceeds from issuance of long-term debt	—	1,731
Repayments of long-term debt	(1,578)	(3,120)
Proceeds from issuance of capital stock	—	14

Cash used in financing activities	(203)	(725)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(44)	(10)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	97	109

CASH AND CASH EQUIVALENTS, END OF PERIOD	$53	$99

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
Due to fiscal 2005 being comprised of a 53 week year, the first six months of fiscal 2005 included 27 weeks of activity, compared to 26 weeks in the first six months of fiscal 2006.
The Company operates in a single geographic location, North America, and in a single reportable business segment, plastic injection molding. The accounting policies of this reportable business segment are described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Share-Based Compensation
In the first quarter of fiscal 2006, the Company adopted SFAS 123(R), Share-Based Payment, and began expensing options issued under the 1998 and 1999 Stock Option Plans, which are shareholder approved. Options under the plans are granted for compensation to both employees and non-employee Directors as well as to outside vendors for services rendered; all option issuances must be approved by the Board of Directors. Options are granted at the current market price on date of grant, vest immediately to five years, and have lives from five to ten years. During the first six months of fiscal 2006, the Company recorded approximately $5,000 of compensation expense which was calculated using the Black-Scholes -Merton Model.
In addition to the two stock option plans discussed above, the Company issues nonqualified stock options from time to time that fall outside of these approved plans. The Board of Directors determines the terms of the options at the time of issuance. As of July 1, 2006, a total of 300,000 options were outstanding relating to these separate issuances.
The following table (in thousands, except per share data) illustrates the effect on net loss and net loss per share attributable to common shareholders as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), to stock-based employee compensation and non-employee Director compensation in prior fiscal years.

	Second Quarter Ended	Six Months Ended
	July 2,	July 2,
	2005	2005

Net loss attributable to common shareholders	$(3,599)	$(9,477)

Deduct: Total stock-based compensation expense determined under fair value based method for all awards	6	17

Pro forma net loss attributable to common shareholders	$(3,605)	$(9,494)

Earnings per share:

Basic and diluted, as reported	$(0.08)	$(0.21)

Basic and diluted, pro forma	$(0.08)	$(0.21)

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

	2006	2005
Expected dividends	0.0%	0.0%
Volatility, as a percent	69% to 149%	69% to 102%
Weighted average volatility	116%	85%
Risk-free interest rate	4.3% to 5.3%	4.3% to 5.0%
Expected life in years after vest	9	9
A summary of option activity under the Stock Option Plans as of July 1, 2006, and changes during the six months then ended is presented below:

		Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2006	1,196,000	$1.36

Granted	42,000	0.07

Outstanding at July 1, 2006	1,238,000	1.32

A summary of the status of the Company’s nonvested shares as of July 1, 2006, and changes during the six months ended July 1, 2006, is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	84,000	$0.13

Granted	42,000	0.07

Vested	(42,000)	0.06

Forfeited	—	—

Nonvested at July 1, 2006	84,000	$0.09
As of July 1, 2006 the Company had $5,381 of unrecognized compensation costs related to non-vested share based payment awards that are expected to be recognized over a weighted average period of one year.
Comprehensive Loss
The Company’s total comprehensive loss is comprised of all changes in shareholders’ deficit during the period other than from transactions with shareholders. Comprehensive loss consists of the following (in thousands):

	Six Months Ended
	July 1,	July 2,
	2006	2005

Net loss	$(4,643)	$(3,489)

Other comprehensive income (loss):
Market valuation adjustment of interest rate swap, net of tax	(51)	(63)

Comprehensive loss	$(4,694)	$(3,552)

Interest Rate Swap Agreement
The Company is exposed to various market risks, which include changes in interest rates. In accordance with the terms of the Senior Credit Agreement discussed in Note 3, the Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its debt and revolving credit facility. Interest rate swap agreements are contracts to exchange floating rates for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense. The Company does not use derivative financial instruments for trading purposes.
The interest rate swap agreement essentially fixes the interest rate on a notional amount of principal ($13,791,000 at July 1, 2006), which decreases with each monthly settlement at a rate corresponding to the Company’s actual principal payments on the related debt. The interest rate swap agreements expire in 2008 and 2010 and management currently has no intent to renew those agreements or enter into similar agreements in the near future. The net fair value of the swap agreement at July 1, 2006 was approximately $(336,000) and is recorded as a current liability on the balance sheet. Changes in the fair value of the swap agreement are reported as a component of other comprehensive loss.

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
New Accounting Pronouncement
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
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
2. INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The components of inventories are as follows (in thousands):

	July 1,	December 31,
	2006	2005
Raw materials	$3,387	$2,830
Work in process	463	595
Finished goods	1,765	1,005

Total	$5,615	$4,430

3. DEBT
Debt consists of the following obligations (in thousands):

	July 1,	December 31,
	2006	2005
Senior credit facility:
Revolving credit facility	$10,750	$9,375
Term debt	9,184	10,578
Senior and other subordinated term notes, net of unaccreted discount of $249 and $373	9,751	9,627
Other subordinated promissory notes	3,937	3,928
Capital lease obligations	1,190	747

	34,812	34,255
Less current portion	34,095	33,855

Long term portion	$717	$400

On March 31, 2006, the Company defaulted on certain financial covenants contained in the Company’s Senior Loan Agreement as well as certain financial covenants contained in the Company’s Senior Subordinated Loan Agreement. Those defaults and subsequent defaults are ongoing. The Company’s debt has not been accelerated but substantially all of it, including accrued interest, is classified as current due to the covenant violations. In conjunction with the July 27, 2006 transaction described below and generally, the Company continues to negotiate with its lenders to obtain default waivers and amendments to both credit facilities. The Company believes it will reach a solution acceptable to all parties.
On July 27, 2006, the senior lenders to the Company entered into a Modification and Consent Agreement (Consent Agreement) with the Company, certain of its subsidiaries, William Blair Mezzanine Capital Fund III, L.P. (“Blair”), and Crown Realty Holdings, LLC (Crown). Pursuant to the Consent Agreement, Blair and Crown loaned the Company an aggregate $1,375,000 (Loan), the principal of which Loan is due and payable on December 31, 2006 (Blair: $1,000,000; Crown: $375,000). The Loan is pre-payable at the Company’s and the holders’ option, subject to certain restrictions. The Loan is pari passu with the Company’s debt to its senior lenders, except that it is unsecured. If the Loan is not repaid as of December 31, 2006, the unpaid amount of the Loan will become additional subordinated debt under the terms of the Senior Subordinated Loan Agreement pursuant to which Blair and Crown are already parties. As consideration for the Loan, Blair and Crown will receive (a) on July 31, 2006, their pro rata share of 250 shares of Class A Preferred Stock of the Company, and (b) on November 1, 2006, up to 750 additional shares of Class A Preferred Stock of the Company, adjusted pro rata for the amount of unpaid principal of the Loan as of such date. To the extent the Loan is not paid in full as of December 31, 2006, Blair and Crown will receive, as additional consideration, their pro rata portion of 1,000 shares of Class A Preferred Stock of the Company.
The Company refinanced its senior debt on April 14, 2003 and increased the limits on its revolving credit facility on March 12, 2004. The revolving credit facility is scheduled to mature on December 31, 2006, and allows for aggregate borrowings of $12,000,000 at the prime rate plus 0.50% (8.25% at July 1, 2006) or, at the Company’s option, 1, 2, 3 or 6-month LIBOR plus 3.25%, subject to certain borrowing base limitations related to accounts receivable and inventory. On July 1, 2006, there were $1,250,000 of available borrowings under this revolving credit facility. In addition, an unused facility fee of 0.375% per annum is payable on the unused portion of the credit line. The term debt is scheduled to mature on April 15, 2007 and bears interest at the prime rate plus 0.75% or, at the Company’s option, 1, 2, 3 or 6-month LIBOR plus 3.5% plus an applicable margin. The interest rate on the term debt at July 1, 2006 was 8.52%. On December 15, 2005, the Company refinanced its capital expenditure line of credit into a term note. At July 1, 2006, the balance of this term note was $2,550,000 and it is schedule to mature on April 15, 2007. The Company is required to pay $183,333 monthly on the capital expenditure term debt until maturity.
On December 27, 2002, the Company’s senior subordinated debt and related accrued interest were restructured and replaced with 37,770 shares of Series A Preferred Stock of the Company and new senior subordinated debt of $10,000,000. The restructured senior subordinated debt is scheduled to mature on June 30, 2007, and is currently accruing interest at 15% because interest payments are precluded under the terms of the Senior Loan Agreement. According to the terms of these notes as amended in April 2004, payment of that interest is deferred until the

Company maintains the fixed charge ratio stipulated in the amendment for four consecutive quarters. Interest and dividends, therefore, have been accrued through July 1, 2006. The Senior Credit Facility and Senior Subordinated Loan Agreement also prohibit the payment of dividends on common stock.
On December 16, 2005, the Company obtained an additional $2,000,000 senior revolving line of credit that is secured by $2,000,000 in letters of credit provided by certain of its senior subordinated lenders. If the letters of credit that secure the line are drawn upon, upon the occurrence of an event of default, any borrowings under this line of credit convert to senior subordinated debt and are owed to the particular senior subordinated lenders that provided the letters of credit, Mr. Craig Wierda and Blair. If the letters of credit are drawn upon, the Company must issue those senior subordinated lenders 150 shares of its Series A Preferred Stock and if the newly created $2,000,000 of senior subordinated debt is not paid by January 7, 2007, the Company must issue those senior subordinated lenders an additional 250 shares of its Series A Preferred Stock. The letters of credit have not been drawn upon, despite the Company’s ongoing defaults.
In 2003, the Company and the former owners of Drake (now known as A&M Holdings, Inc.) entered into a settlement. In conjunction with this settlement, Blair and Mr. Craig Wierda purchased Company notes payable to A&M Holdings, Inc. in the principal amount of $2,067,500 along with related accrued interest of $670,000. The purchased notes and related accrued interest were replaced with two new subordinated promissory notes (Settlement Notes), each in the principal amount of $1,379,000. These Settlement Notes bear interest at 18% and are due February 28, 2007. In September 2003, Blair and Wierda transferred $136,000 in principal amount of these notes to Thomas Wallace, a former officer of the Company. Mr. Wallace’s Settlement Note has matured, however, the Company is precluded from paying principal and interest under the terms of its Senior Loan Agreement. The settlement also included a provision requiring the Company to issue a total of 800 shares of Series A Preferred Stock to the holders of the Settlement Notes because they were not paid in full by September 2, 2003; accordingly, the Company issued these preferred shares pro rata and recognized expense of $368,000.
Other subordinated promissory notes at July 1, 2006 consisted principally of: (i) the Settlement Notes described above and (ii) an unsecured note in the original principal amount of $1,000,000 issued in connection with the acquisition of Drake Products Corporation that requires periodic payments of interest only at 12% and matures on August 1, 2007.
Based on the contractual terms of all debt agreements (as amended), principal maturities and capital lease obligations for the twelve-month period ended July 1 are as follows: 2007 — $34,096,000; 2008 — $279,000; 2009 — $245,000; 2010 — $154,000; 2011 — $39,000
4. COMMITMENTS AND CONTINGENCIES
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
5. OPERATING CONSIDERATIONS AND MANAGEMENT PLANS
As shown in the financial statements, the Company incurred a significant net loss in the first six months of fiscal 2006 and is highly leveraged. The Company is also experiencing liquidity constraints and has a deficit position in working capital and shareholders’ equity.
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
In 2006, the Company is focused on executing the following key actions:
•	Execute transfer of business and start-up of Juarez, Mexico facility — The Company has a major customer that has moved its business from Greenville, Michigan to Juarez. The business remains with the Company and will be moved to Juarez. The Company expects to complete the transfer of business from Greenville to Juarez in 2006. In addition to the transfer of existing business, the Company has also obtained incremental business that will be produced out of the Juarez plant.

•	Execute West Michigan plant rationalization — In conjunction with the transfer of business to Juarez, the Company’s leased Greenville, Michigan facility was eliminated in May of fiscal 2006. The business was transferred to Juarez, Mexico or to the Company’s other Greenville facility. The moves leave only two manufacturing facilities in West Michigan (the owned Greenville plant and the leased Caledonia plant). The remaining two facilities are operated with one management team and with a minimal overhead structure.

To leverage its plant rationalization, in July 2006, the Company moved its corporate headquarters from Grand Rapids, Michigan to the Caledonia plant. The Company terminated a lease related to the Grand Rapids space and, thereby, reduced related expenses.

•	Execute in Ames, Iowa and maximize performance — The Company now has one facility in Iowa versus the three it had throughout the majority of 2005. The Company is focused on obtaining additional business from existing customers for this facility to maximize utilization and results.
These moves are critical to maximize performance and delivery for the Company’s customers. The Company has positioned itself to increase sales and profitability, by rationalizing plants in attractive areas for its key customers. The increase in business coupled with the changes in cost structure are expected to have a positive impact on profitability in 2006.

6. SUBSEQUENT EVENT
See the description of the July 27, 2006 transaction contained in NOTE 3.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
We have five manufacturing facilities located in North America that are full service custom injection molding plants with post-molding secondary operations. Our current facilities collectively house 174 horizontal injection-molding machines with capacities ranging from 55 tons to 1,500 tons of clamping force. Each machine utilizes a computerized process controller that continuously monitors key process parameters on a real time basis and signals the operator if any parameter falls outside predetermined statistical limits. The injection molding process is supported by automated systems for raw material drying, conveying and regrinding.
We offer our customers value added post-molding secondary services, including ultrasonic inserting and welding, heat staking, solvent bonding, finishing, machining, assembly and on-line packaging. These important services support customers’ requirements for subassembled components, which provide cost savings and manufacturing efficiencies.
RESULTS OF OPERATIONS
The table below summarizes the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of net sales:

	Second Quarter Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	96.9%	93.8%	97.5%	96.4%

Gross profit	3.1%	6.2%	2.5%	3.6%
Selling, general and administrative expenses	5.9%	4.6%	5.3%	4.9%

Operating income (loss)	(2.8%)	1.6%	(2.8%)	(1.3%)
Interest expense	(5.0%)	(3.3%)	(4.3%)	(3.6%)
Other income, net	—	0.1%	—	—

Loss before income taxes	(7.8%)	(1.6%)	(7.1%)	(4.9%)

Provision for income taxes	—	—	—	—

Net loss	(7.8%)	(1.6%)	(7.1%)	(4.9%)

Net sales
Net sales of $29,197,000 in the second quarter of 2006 were $9,783,000 (25.1%) lower than net sales of $38,980,000 in the second quarter of 2005. Net sales of $65,033,000 for the first six months of 2006 were $6,221,000 (8.7%) lower than the comparable period of 2005.
We expect total revenue levels for fiscal 2006 to decrease compared to fiscal 2005. This is primarily due to the elimination of electronics content on an existing program that began in 2005. We have retained the program and continue to supply the injection-molded product. However, the electronics content is now assembled and applied by the customer instead of the Company. This change was effective in March 2006 and will cause total revenues to decline from fiscal 2005 levels. The impact of this change in the second quarter of 2006 versus the second quarter of 2005 is a $3,000,000 reduction in sales. In the second quarter of 2006 we experienced lower sales from a major customer in the appliance market due to softer demand for their products. Sales to this customer in the second quarter of 2006 were $2,345,000 less than the same period in 2005.
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
Gross profit
Gross profit, as a percentage of 2006 net sales, was 3.1% for the second quarter and 2.5% for the first six months, compared to 6.2% and 3.6% in the corresponding periods of 2005. During 2005, we consolidated the two plants in Pella, Iowa into the Ames, Iowa facility. This generated an additional $1,504,000 of gross margin in the first six months of 2006 versus the same period in 2005. These benefits were offset by the increased cost to prepare our Juarez, Mexico for the business transferring from the Greenville, Michigan plant. The activities associated with this transfer decreased gross profit $1,336,000 in the first six months of 2006 versus the same period in 2005. Also, the impact of reduced unit production and net revenues from a major customer created a decrease in gross margin of approximately $877,000 in the first six months versus the same period in 2005.
We expect gross margin to increase in 2006 because many of our consolidation efforts have been completed. Although we will continue to have start up expenses in Juarez, Mexico, we will be operating out of three less facilities in the United States (the two Pella, Iowa operations and the South Haven, Michigan facility). The start up expenses in Juarez will continue throughout 2006, but should gradually decrease as more product transfers to that facility and volume increases. We have now completed the movement of production to the Juarez facility and expect gross margin to increase as the start up expenses decrease.
Selling, general and administrative expenses
Selling, general and administrative expenses (SG&A) for the second quarter of 2006 decreased $93,000 or 5.1% to $1,713,000 from $1,806,000 for the same period in the prior year. SG&A increased $14,000 to $3,497,000 for the first six months of 2006, from $3,483,000 for the same period in 2005. This decrease is due to a loss on disposal of assets recorded in 2005 of approximately $100,000 with no corresponding loss in 2006. The increase for the first six months of 2006 is mainly due to increases in travel expenses for the continued ramp up in Mexico. Our near-term objective is to decrease SG&A as a percent of sales, even if the total expense increases to accommodate additional business.
Interest expense
Interest expense for the second quarter of 2006 was $1,453,000, an increase of $169,000 (13.2%) from the second quarter of 2005. This increase is mainly due to the continued accrual and compounding of interest on subordinated debt along with increased interest rates. In addition, 2005 includes one additional week of interest expense as it is comprised of a 27 week period.
Net loss
We recorded net loss of ($2,268,000) for the second quarter of 2006 and net loss of ($4,643,000) for the first six months of 2006, compared to net loss of ($640,000) and ($3,489,000) in the corresponding periods of 2005, respectively. This decrease is a result of lower gross profit from the increased cost of sales and our slightly higher interest expense.
TAX CONSIDERATIONS
As a result of available NOL carryforwards, the Company does not anticipate incurring any federal income tax liability in 2006.
LIQUIDITY AND CAPITAL RESOURCES
Going Concern
We have defaulted on certain financial covenants contained in our senior credit facility as well as certain financial covenants contained in our senior subordinated credit facility. Our debt has not been accelerated. In conjunction with the July 27, 2006 transaction described below and generally, we continue to negotiate with our lenders to obtain default waivers and amendments to both credit facilities. As of the date of this Report on Form 10-Q, we have been unable to agree upon the terms of those waivers and amendments. We expect to reach a solution that is acceptable to all parties.
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
Because we have suffered recurring losses from operations, have a retained deficit of $70,041,000 as of the quarter ended July 1, 2006, and because we have experienced the unwaived defaults enumerated above, our independent registered public accounting firm, BDO Seidman, LLP, has concluded that substantial doubt exists about our ability to continue as a going concern, and has included that conclusion in its audit report on our consolidated financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K for the year ended December 31, 2005.
General
At July 1, 2006, we had negative working capital of $70,676,000 compared to negative $40,795,000 at December 31, 2005. The decrease in working capital is mainly attributable to the increase in accrued interest which is classified as current resulting from related debt becoming due within one year as well as a portion of accrued dividends becoming current as the related preferred stock is redeemable within one year. Our sources of ongoing liquidity include cash flows from our operations, cash available from our existing credit lines, potential debt and equity investments, and sales of our non-core assets. We continually reduce our operating expenses, and are structuring our overall operations and resources around higher margin products and services.
On July 27, 2006, our senior lenders entered into a Modification and Consent Agreement (“Consent Agreement”) with us, certain of our subsidiaries, William Blair Mezzanine Capital Fund III, L.P. (“Blair”), and Crown Realty Holdings, LLC (“Crown”). Pursuant to the Consent Agreement, Blair and Crown loaned us an aggregate $1,375,000 (“Loan”), the principal of which Loan is due and payable on December 31, 2006 (Blair: $1,000,000; Crown: $375,000). The Loan is pre-payable at our and the holders’ option, subject to certain restrictions. The Loan is pari passu with our debt to our senior lenders, except that it is unsecured. If the Loan is not repaid as of December 31, 2006, the unpaid amount of the Loan will become additional subordinated debt under the terms of our Senior Subordinated Loan Agreement pursuant to which Blair and Crown are already parties. As consideration for the Loan, Blair and Crown will receive (a) on July 31, 2006, their pro rata share of 250 shares of our Class A Preferred Stock, and (b) on November 1, 2006, up to 750 additional shares of our Class A Preferred

Stock, adjusted pro rata for the amount of unpaid principal of the Loan as of such date. To the extent the Loan is not paid in full as of December 31, 2006, Blair and Crown will receive, as additional consideration, their pro rata portion of 1,000 shares of our Class A Preferred Stock.
On December 16, 2005, we obtained an additional $2,000,000 senior revolving line of credit that is secured by $2,000,000 in letters of credit provided by certain of our senior subordinated lenders. This line of credit is also classified as current due to our ongoing covenant violations. If the letters of credit that secure the line are drawn upon, upon the occurrence of an event of default, any borrowings under this line of credit convert to senior subordinated debt and are owed to the particular senior subordinated lenders that provided the letters of credit, Mr. Craig Wierda, the Chairman of our Board of directors and William Blair Mezzanine Capital Fund III, LP. If the letters of credit are drawn upon, we must issue those senior subordinated lenders 150 shares of our Series A Preferred Stock and, if the newly created $2,000,000 of senior subordinated debt is not paid by January 7, 2007, we must issue those senior subordinated lenders an additional 250 shares of our Series A Preferred Stock. The letters of credit have not been drawn upon, despite our defaults.
Our capital expenditures in the first six months of fiscal 2006 were made to obtain additional machinery to accommodate new business and for building improvements for our facility in Mexico and Greenville, Michigan.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have entered into an interest rate swap agreement to effectively fix the interest rate on all of our term debt under the Senior Credit Agreement and a portion of our revolving credit facility. Accordingly, our primary market risk exposure is to changes in interest rates in connection with our outstanding variable rate short-term and long-term debt not affected by the swap agreement. Based on the balances and debt agreements in effect at July 1, 2006, an increase in interest rates of 1% could result in us incurring an additional $76,000 in annual interest expense. Conversely, a decrease in interest rates of 1% could result in savings of $76,000 in annual interest expense. We do not expect this market risk exposure to have a material adverse effect on us. We do not enter into market risk sensitive instruments for trading purposes.
ITEM 4. CONTROLS AND PROCEDURES
          (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15d, and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which the Quarterly Report on Form 10-Q was being prepared.
          (b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the second quarter ended July 1, 2006, the Company did not issue any unregistered shares of its Common Stock. Also, the Company did not repurchase any of its Common Stock during that period, nor has the Board of Directors of the Company approved any stock repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
We have defaulted with covenants under both our Senior Loan Agreement and Senior Subordinated Loan Agreement. As noted above, we continue to negotiate default waivers and amendments to these covenants with our lenders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the annual meeting of stockholders held on May 23, 2006, the stockholders of the Company elected the following seven directors for terms of office expiring at the annual meeting of stockholders in the year 2007:

NAME	FOR	WITHHOLD
Kenneth LaGrand	48,288,581	4,000
Steven W. Olmstead	48,086,881	205,700
Jack D. Rutherford	48,288,581	4,000
Frederick A. Sotok	48,288,581	4,000
Frank T. Steck	48,289,581	3,000
Anthony Wauterlek	48,288,581	4,000
Craig A. Wierda	48,097,495	195,086
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

CLARION TECHNOLOGIES, INC.
Date: August 15, 2006	/s/ Edmund Walsh
Edmund Walsh, Chief Financial Officer

EXHIBIT LIST

31.1	Certification of the Chief Executive Officer of Clarion Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Clarion Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of the Chief Financial Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).