Form 10-Q
period 2006-09-30
CLARION TECHNOLOGIES INC/DE/
filed 2006-11-20
CIK 835409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer [__]         Accelerated filer [__]         Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell corporation (as defined by Rule 12b-2 of the Exchange Act.)
[ ] Yes     [X] No

The number of shares outstanding of registrant’s common stock was 45,406,367 as of November 14, 2006.

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Third Quarter Ended		Nine Months Ended

	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Net sales	$32,104	$40,981	$97,137	$112,235
Cost of sales	32,009	37,707	95,392	106,407

Gross profit	95	3,274	1,745	5,828

Operating expenses:
Selling, general and administrative
expenses	1,817	1,565	5,314	5,048

Operating income (loss)	(1,722)	1,709	(3,569)	780

Interest expense	(1,501)	(1,319)	(4,307)	(3,910)
Other income, net	-	2	10	33

Income (Loss) before income taxes	(3,223)	392	(7,866)	(3,097)

Provision for income taxes	-	-	-	-

Net income (loss)	$(3,223)	$392	$(7,866)	$(3,097)

Basic and Diluted EPS calculation:
Numerator:
Net income (loss)	$(3,223)	$392	$(7,866)	$(3,097)
Preferred stock dividends declared	(3,427)	(2,979)	(9,921)	(8,481)
Accretion of preferred stock to
mandatory redemption value	(247)	(237)	(734)	(722)

Net loss attributable to common
shareholders	$(6,897)	$(2,824)	$(18,521)	$(12,300)

Denominator:
Average common shares outstanding
(basic and diluted)	45,406	45,406	45,406	45,363

Loss per share attributable to
common shareholders (basic and diluted)	$(0.15)	$(0.06)	$(0.41)	$(0.27)

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2006	December 31, 2005

	(UNAUDITED)	(AUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$1,452	$97
Accounts receivable, net of allowance of $93 and $162	12,285	14,916
Inventories	6,543	4,430
Prepaid expenses and other current assets	1,322	576

Total current assets	21,602	20,019

Property, plant and equipment, net	22,802	23,482

Other assets:
Goodwill	24,521	24,521
Deferred financing costs, net of accumulated amortization of
$834 and $750	69	153
Other long-term assets	245	270

	24,835	24,944

	$69,239	$68,445

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Revolving line of credit	$9,588	$9,375
Accounts payable	23,248	17,240
Accrued liabilities	2,505	2,236
Accrued interest	10,045	7,483
Accrued dividends -- series A preferred stock	25,884	-
Mandatorily redeemable common stock	2,550	-
Current portion of long-term debt	23,753	24,480

Total current liabilities	97,573	60,814

Long-term debt, net of current portion	621	400
Mandatorily redeemable common stock	-	2,550
Accrued dividends -- Series B preferred stock	17,960	33,924
Other liabilities	242	202

Total liabilities	116,396	97,890

Redeemable Series A preferred stock	38,136	36,227
Redeemable Series B preferred stock	19,326	19,251

Shareholders' deficit:
Common stock	45	45
Additional paid-in capital	31,687	32,590
Accumulated deficit	(136,134)	(118,273)
Accumulated other comprehensive loss	(217)	(285)

Total shareholders' deficit	(104,619)	(85,923)

	$69,239	$68,445

See accompanying notes to condensed consolidated financial statements.

CLARION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended

	September 30, 2006	October 1, 2005

OPERATING ACTIVITIES:
Net loss	$(7,866)	$(3,097)
Depreciation and amortization	3,196	2,922
Changes in operating assets and liabilities	8,759	1,862
Loss on sale of property, plant, and equipment	30	190
Other, net	7	-

Cash provided by operating activities	4,126	1,877

INVESTING ACTIVITIES:
Capital expenditures	(1,652)	(2,026)
Proceeds from sale of property, plant, and equipment	2	1,499

Cash used in investing activities	(1,650)	(527)

FINANCING ACTIVITIES:
Net change in revolving credit borrowings	213	1,150
Proceeds from issuance of long-term debt	1,375	1,731
Repayments of long-term debt	(2,709)	(4,277)
Proceeds from issuance of capital stock	-	14

Cash used in financing activities	(1,121)	(1,382)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,355	(32)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	97	109

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,452	$77

NON CASH FINANCING ACTIVITIES:
Issuance of Preferred A Stock	$250,000
Capital Leases	$630,000

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

Due to fiscal 2005 being comprised of a 53 week year, the first nine months of fiscal 2005 included 40 weeks of activity, compared to 39 weeks in the first nine months of fiscal 2006.

The Company operates in a single geographic location, North America, and in a single reportable business segment, plastic injection molding. The accounting policies of this reportable business segment are described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Share-Based Compensation

In the first quarter of fiscal 2006, the Company adopted SFAS 123(R), Share-Based Payment, and began expensing options issued under the 1998 and 1999 Stock Option Plans, which are shareholder approved ("Plans"). Options under the plans are granted for compensation to both employees and non-employee Directors as well as to outside vendors for services rendered; all option issuances must be approved by the Board of Directors. Options are granted at the current market price on date of grant, vest immediately to five years, and have lives from five to ten years. During the nine months of fiscal 2006, the Company recorded approximately $7,000 of compensation expense which was calculated using the Black-Scholes-Merton Model.

In addition to the Plans discussed above, the Company issues nonqualified stock options from time to time that fall outside of these approved plans. The Board of Directors determines the terms of the options at the time of issuance. As of September 30, 2006, no options were outstanding relating to these separate issuances.

The following table (in thousands, except per share data) illustrates the effect on net loss and net loss per share attributable to common shareholders as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), to stock-based employee compensation and non-employee Director compensation in prior fiscal years.

	Third Quarter Ended	Nine Months Ended

	October 1 2005	October 1 2005

Net income (loss)	$392	$(3,097)

Deduct: Total stock-based compensation expense
determined under fair value based method for
all awards	5	22

Pro forma net income (loss) attributable to common
shareholders	$(387)	$(3,119)

(Loss) Earnings per share:

Basic and diluted, as reported	$(0.01)	$(0.07)

Basic and diluted, pro forma	$(0.01)	$(0.07)

The fair value of each option award is estimated on the date of grant using an intrinsic value method that uses the assumptions noted in the following table. Because intrinsic valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatility of the Company’s stock. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2006	2005

Expected dividends	0.0%	0.0%
Volatility, as a percent	69% to 149%	69% to 108%
Weighted average volatility	115%	93%
Risk-free interest rate	4.3% to 5.3%	4.3% to 5.0%
Expected life in years after vest	9	9

A summary of option activity under the Plans as of September 30, 2006, and changes during the nine months then ended is presented below:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2006	1,196,000	$1.36
Expired	300,000	3.45
Granted	63,000	0.06

Outstanding at September 30, 2006	959,000	0.64

A summary of the status of the Company’s nonvested shares as of September 30, 2006, and changes during the nine months then ended is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2006	84,000	$0.13

Granted	63,000	0.06

Vested	(63,000)	0.18

Forfeited	-	-

Nonvested at September 30, 2006	84,000	$0.06

As of September 30, 2006 the Company had $2,759 of unrecognized compensation costs related to non-vested share based payment awards that are expected to be recognized over a weighted average period of one year.

Comprehensive Loss

The Company’s total comprehensive loss is comprised of all changes in shareholders’ deficit during the period other than from transactions with shareholders. Comprehensive loss consists of the following (in thousands):

	Nine Months Ended

	September 30, 2006	October 1, 2005

Net loss	$(7,866)	$(3,097)

Other comprehensive income (loss):
Market valuation adjustment of
interest rate swap, net of tax	68	(198)

Comprehensive loss	$(7,798)	$(3,295)

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

The interest rate swap agreement essentially fixes the interest rate on a notional amount of principal ($13,314,000 at September 30, 2006), which decreases with each monthly settlement at a rate corresponding to the Company’s actual principal payments on the related debt. The interest rate swap agreements expire in 2008 and 2010 and management currently has no intent to renew the agreement or enter into similar agreements in the near future. The net fair value of the swap agreement at September 30, 2006 was approximately $(217,000) and is recorded as a current liability on the balance sheet. Changes in the fair value of the swap agreement are reported as a component of other comprehensive loss.

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

New Accounting Pronouncement

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance to registrants on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB 108 will have a material impact on its results of operations or financial position.

In September 2006, FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of this statement will have a material impact on its results of operations or financial position.

2. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The components of inventories are as follows (in thousands):

	September 30, 2006	December 31, 2005

Raw materials	$4,299	$2,830
Work in process	852	595
Finished goods	1,392	1,005

Total	$6,543	$4,430

3. DEBT

Debt consists of the following obligations (in thousands):

	September 30, 2006	December 31, 2005

Senior credit facility:
Revolving credit facility	$9,588	$9,375
Term debt	8,186	10,578
Senior and other subordinated term notes, net of
unaccreted discount of $187 and $373	9,813	9,627
Other subordinated promissory notes	5,317	3,928
Capital lease obligations	1,058	747

	33,962	34,255
Less current portion	33,341	33,855

Long term portion	$621	$400

On July 27, 2006, JPMorgan Chase Bank, N.A. and Fifth Third Bank, the senior lenders to Clarion Technologies, Inc. (“Clarion”) entered into a Modification and Consent Agreement (“Consent Agreement”) with Clarion, certain of its subsidiaries, William Blair Mezzanine Capital Fund III, L.P. (“Blair”), and Crown Realty Holdings, LLC (“Crown”). Pursuant to the Consent Agreement, Blair and Crown loaned Clarion an aggregate $1,375,000 (“Loan”), the principal of which Loan is due and payable on December 31, 2006 (Blair: $1,000,000; Crown: $375,000). On December 31, 2006, the Loan will become additional subordinated debt under the terms of the Senior Subordinated Loan Agreement, dated as of December 27, 2002, as amended, pursuant to which Blair and Crown are already parties. As consideration for the Loan, Blair and Crown received (a) on July 31, 2006, their pro rata share of 250 shares of Class A Preferred Stock of Clarion and (b) on November 1, 2006, their pro rata share of 750 additional shares of Class A Preferred Stock of Clarion. On December 31, 2006, Blair and Crown will receive, as additional consideration, their pro rata portion of 1,000 shares of Class A Preferred Stock of Clarion. The Company did not record and does not expect to record any expense associated with the issuance of these shares as the related fair value of these shares is assumed to be zero. Crown is a Michigan limited liability company controlled by Mr. Craig Wierda, chairman of Clarion’s Board of Directors.

On March 31, 2006 and continuing through September 30, 2006, the Company defaulted on certain financial covenants contained in the Company’s Senior Loan Agreement as well as certain financial covenants contained in the Company’s Senior Subordinated Loan Agreement. The Company’s debt has not been accelerated but substantially all of it, including accrued interest, is classified as current due to the covenant violations. The Company has been negotiating with its lenders to obtain default waivers and amendments to both credit facilities. As of the date of these financial statements, the Company and its lenders have been unable to agree upon the terms of those waivers and amendments. Such defaults allow the lenders to discontinue lending or declare all borrowings outstanding to be due and payable. In addition, the Company’s lenders have imposed significant constraints on the operating capital available to the Company which has compelled the Company to curtail all expenditures other than what is absolutely necessary to continue to operate.

The Company refinanced its senior debt on April 14, 2003 and increased the limits on its revolving credit facility on March 12, 2004. The revolving credit facility is scheduled to mature on December 31, 2006, and at September 30, 2006 allowed for aggregate borrowings of $12,000,000. At September 30, 2006 the interest rate on the revolving credit facility was 11.25% per annum. On September 30, 2006, there were $2,412,000 of available borrowings under this revolving credit facility. As of the filing date for this Report, the Company’s senior lenders have capped the revolving credit facility at $3,250,000, and the Company has paid down its borrowings accordingly. This reduction in the availability of the revolving credit facility has caused the Company to curtail all expenditures other than what is absolutely necessary to continue to operate. The term debt is scheduled to mature on April 15, 2007. On December 15, 2005, the Company refinanced its capital expenditure line of credit into a term note. At September 30, 2006, the balance of this term note was $2,400,000 and it is schedule to mature on April 15, 2007. The Company is required to pay $183,344 monthly on the capital expenditure term debt until maturity. The interest rate on the term debt at September 30, 2006 was 11.00% per annum.

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

On December 16, 2005, the Company obtained an additional $2,000,000 senior revolving line of credit that is secured by $2,000,000 in letters of credit provided by certain of its senior subordinated lenders. At September 30, 2006, the interest rate on this line of credit was 8.75% per annum. If the letters of credit that secure the line are drawn upon, upon the occurrence of an event of default, any borrowings under this line of credit convert to senior subordinated debt and are owed to the particular senior subordinated lenders that provided the letters of credit, Craig Wierda and William Blair. If the letters of credit are drawn upon, the Company must issue those senior subordinated lenders 150 shares of its Series A Preferred Stock and if the newly created $2,000,000 of senior subordinated debt is not paid by January 7, 2007, the Company must issue those senior subordinated lenders an additional 250 shares of its Series A Preferred Stock. The letters of credit have not been drawn upon, despite the Company’s continuing defaults.

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

Other subordinated promissory notes at September 30, 2006 consisted principally of: (i) the Settlement Notes described above and (ii) an unsecured note in the original principal amount of $1,000,000 issued in connection with the acquisition of Drake Products Corporation that requires periodic payments of interest only at 12% and matures on August 1, 2007.

As of September 30, 2006, the Senior Loan Agreement required the subordinated debt holders and preferred shareholders to forego interest and dividend payments, respectively, through December 31, 2006, unless approved by the Company’s senior lender. Interest and dividends, therefore, have been accrued through September 30, 2006. The Senior Credit Facility and Senior Subordinated Loan Agreement also prohibit the payment of dividends on common stock.

Based on the contractual terms of all debt agreements (as amended), principal maturities and capital lease obligations for the twelve-month period ended September 30 are as follows: 2007 — $33,341,000; 2008 — $240,000; 2009 — $226,000; 2010 — $132,000; 2011 — $23,000

4. COMMITMENTS AND CONTINGENCIES

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

5. OPERATING CONSIDERATIONS AND MANAGEMENT PLANS

The financial statements reveal the significant losses the Company has incurred in the first three quarters of fiscal 2006. The Company is highly leveraged and is continuing to experience liquidity constraints and a deficit position in working capital and shareholders’ equity.

The Company has been negotiating with its lenders to obtain default waivers and amendments to both loan agreements. As of the date of these financial statements, the Company and its lenders have been unable to agree upon the terms of those waivers and amendments. Such defaults allow the lenders to discontinue lending or declare all borrowings outstanding to be due and payable. In addition, the Company’s lenders have imposed significant constraints on the operating capital available to the Company which has compelled the Company to curtail all expenditures other than what is absolutely necessary to continue to operate. See Note 3 "Debt."

Consequently, significant efforts are being made to obtain alternative financing from other lenders and from a significant customer. The Company believes that these negotiations will conclude positively and provide additional operating capital. While the provision of this operating capital will give the Company a reprieve, the Company must effect the business recovery plan set forth below in order to return to operating profitability and positive cash flow.

Should the Company not reach agreement with its lenders, and the lenders determine to discontinue lending or declare all borrowings outstanding to be due and payable, there is no assurance that the Company will have sufficient funds available to pay in full the total amount of obligations that become due as a result of any such acceleration, or that the Company will be able to find additional or alternative financing to refinance any such accelerated obligations.

Also, on June 30, 2007, the Company is obligated to pay its senior subordinated debt and redeem its Series A Preferred Stock. Based upon current and anticipated operations, cash flows and capital resources, the Company does not expect to satisfy these obligations without further restructuring of its capital and debt obligations. As of the date of these financial statements, the Company can make no assurances that it will be successful in effecting such a restructuring.

As stated, the Company is addressing its current liquidity and operational issues in an effort to improve cash flows. In the fourth quarter of fiscal 2006, the Company began launching an aggressive business recovery plan (“Plan”). The Plan includes targeted cost-cutting in the corporate administration areas and at the plant operations level, strengthening of certain controls, renegotiation of pricing of certain items, and greatly improved performance metric reporting. Improvement of inefficient processes, cost-advantageous material substitutions, and continued consolidation of manufacturing facilities in Michigan are occurring. The remaining production in the Caledonia, Michigan facility should be fully shifted to the Greenville, Michigan facility by the end of the fourth quarter of fiscal 2006. Prior to fourth quarter of fiscal 2006, the corporate headquarters, which were located in downtown Grand Rapids, were relocated to the Caledonia facility.

Operating losses sustained in the Juarez plant were substantially higher than expected in the third quarter of fiscal 2006. Most of the losses were due to inefficiencies in the production area, logistical redundancy associated with off-site warehousing, the cost of a very high labor force turnover rate, and production floor layout issues. Beginning in October 2006, these areas were aggressively addressed and dramatic improvements have begun to take place.

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

RESULTS OF OPERATIONS

The table below summarizes the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of net sales:

	Third Quarter Ended		Nine Months Ended

	Sep 30, 2006	Oct 1, 2005	Sep 30, 2006	Oct 1, 2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	99.7%	92.0%	98.2%	94.8%

Gross profit	0.3%	8.0%	1.8%	5.2%
Selling, general and
administrative expenses	5.6%	3.8%	5.5%	4.5%

	-	-	-	-

Operating income (loss)	(5.3%)	4.2%	(3.7%)	0.7%
Interest expense	(4.7%)	(3.2%)	(4.4%)	(3.5%)
Other income, net	-	-	-	-

Income (loss) before income taxes	(10.0%)	1.0%	(8.1%)	(2.8%)
Provision for income taxes	-	-	-	-

Net income (loss)	(10.0%)	1.0%	(8.1%)	(2.8%)

Net sales

Net sales of $32,104,000 in the third quarter of 2006 were $8,877,000 (21.7%) lower than net sales of $40,981,000 in the third quarter of 2005. Net sales of $97,137,000 for the first nine months of 2006 were $15,098,000 (13.5%) lower than the comparable period of 2005.

We expect total revenue levels for fiscal 2006 to decrease compared to fiscal 2005. This is primarily due to the elimination of electronics content on an existing program that began in 2005. We have retained the program and continue to supply the injection-molded product. However, the electronics content is now assembled and applied by the customer instead of the Company. This change was effective in March 2006 and will cause total revenues to decline from fiscal 2005 levels. The impact of this change in the third quarter of 2006 versus the third quarter of 2005 is a $4,000,000 reduction in sales. Excluding the circumstances involving the electronics content elimination the automotive business experienced increased sales of $2,440,000 due to the launch of new seating program. In addition, the third quarter of 2006 experienced lower sales from a major customer in two components of the appliance market impacting our facilities in Juarez, Mexico and Ames, Iowa. The total impact to sales in the appliance segment was a $5,800,000 reduction in sales versus the third quarter of 2005.

Gross profit

Gross profit, as a percentage of 2006 net sales, was 0.3% for the third quarter and 1.8% for the first nine months, compared to 8.0% and 5.2% in the corresponding periods of 2005. The continued start up cost expenses associated with Juarez and reduced unit production in Juarez and Ames Iowa negatively impacted gross margin by $2,315,000 for the third quarter.

We expect that gross margins will be slightly better in November and will decrease in December due to the typical holiday shutdowns of our customers. Although we will continue to have start up expenses and inefficiencies in Juarez, Mexico through the end of the year, we will be operating out of three less facilities in the United States (the two Pella, Iowa operations and the South Haven, Michigan facility) and plan to consolidate the Caledonia facility with Greenville by the end of the year.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) for the third quarter of 2006 increased $252,000 or 16.1% to $1,817,000 from $1,565,000 for the same period in the prior year. SG&A increased $266,000 to $5,314,000 for the first nine months of 2006, from $5,048,000 for the same period in 2005. This increase is primarily due to travel expenses for the continued ramp up in Mexico and costs associated with relocating the corporate office from Grand Rapids, Michigan to Caledonia, Michigan. Our near-term objective is to decrease SG&A as a percent of sales, even if the total expense increases to accommodate additional business.

Interest expense

Interest expense for the third quarter of 2006 was $1,501,000, an increase of $182,000 (13.8%) from the third quarter of 2005. This increase is mainly due to the continued accrual and compounding of interest on subordinated debt along with increased interest rates. In addition, 2005 includes one additional week of interest expense as it is comprised of a 40 week period.

Net loss

We recorded net loss of ($3,223,000) for the third quarter of 2006 and net loss of ($7,866,000) for the first nine months of 2006, compared to net income (loss) of $392,000 and ($3,097,000) in the corresponding periods of 2005, respectively. This decrease is a result of lower gross profit from the increased cost of sales and our slightly higher interest expense.

TAX CONSIDERATIONS

As a result of available NOL carryforwards, the Company does not anticipate incurring any federal income tax liability in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern

We have defaulted on certain financial covenants contained in our senior credit facility as well as certain financial covenants contained in our senior subordinated credit facility. Our debt has not been accelerated. We continue to negotiate with our lenders to obtain default waivers and amendments to both credit facilities. As of the filing date of this Report on Form 10-Q, we have been unable to agree upon the terms of those waivers and amendments. The Company’s lenders have imposed significant constraints on the operating capital of the Company available to the Company which has compelled the Company to curtail all expenditures other than what is absolutely necessary to continue to operate.

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

Because we have suffered recurring losses from operations, have a retained deficit ($69,239,000 as of the quarter ended September 30, 2006), and because we have experienced the unwaived defaults enumerated above, our independent registered public accounting firm, BDO Seidman, LLP, has concluded that substantial doubt exists about our ability to continue as a going concern, and has included that conclusion in its audit report on our consolidated financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K for the year ended December 31, 2005.

General

At September 30, 2006, we had negative working capital of $75,971,000 compared to negative $40,795,000 at December 31, 2005. The decrease in working capital is mainly attributable to the increase in accrued interest which is classified as current resulting from related debt becoming due within one year as well as a portion of accrued dividends becoming current as the related preferred stock is redeemable within one year. Our sources of ongoing liquidity include cash flows from our operations, cash available from our existing credit lines, potential debt and equity investments, and sales of our non-core assets. We continually reduce our operating expenses, and are structuring our overall operations and resources around higher margin products and services.

We have been negotiating with our lenders to obtain default waivers and amendments to both loan agreements. As of the date of filing this Report, we and our lenders have been unable to agree upon the terms of those waivers and amendments. Such defaults allow the lenders to discontinue lending or declare all borrowings outstanding to be due and payable. In addition, our lenders have imposed significant constraints on the operating capital available to us which has compelled us to curtail all expenditures other than what is absolutely necessary to continue to operate.

Consequently, significant efforts are being made to obtain alternative financing from other lenders and from a significant customer. We believe that these negotiations will conclude positively and provide additional operating capital. While the provision of this operating capital will give us a reprieve, we must effect the business recovery plan set forth below in order to return to operating profitability and positive cash flow.

Should we not reach agreement with our lenders, and the lenders to discontinue lending or declare all borrowings outstanding to be due and payable, there is no assurance that we will have sufficient funds available to pay in full the total amount of obligations that become due as a result of any such acceleration, or that we will be able to find additional or alternative financing to refinance any such accelerated obligations.

Also, on June 30, 2007, we are is obligated to pay its senior subordinated debt and redeem our Series A Preferred Stock. Based upon current and anticipated operations, cash flows and capital resources, we do not expect to satisfy these obligations without further restructuring of our capital and debt obligations. As of the date of these financial statements, we can make no assurances that we will be successful in effecting such a restructuring.

As stated, we are addressing its current liquidity and operational issues in an effort to improve cash flows. In the fourth quarter of 2006, we began launching an aggressive business recovery plan (“Plan”). The Plan includes targeted cost-cutting in the corporate administration areas and at the plant operations level, strengthening of certain controls, renegotiation of pricing of certain items, and greatly improved performance metric reporting. Improvement of inefficient processes, cost-advantageous material substitutions, and continued consolidation of manufacturing facilities in Michigan are occurring. The remaining production in the Caledonia, Michigan facility should be fully shifted to the Greenville, Michigan facility by the end of the fourth quarter of fiscal 2006. Prior to fourth quarter of fiscal 2006, the corporate headquarters, which were located in downtown Grand Rapids, were relocated to the Caledonia facility.

Operating losses sustained in the Juarez plant were substantially higher than expected in the third quarter of fiscal 2006. Most of the losses were due to inefficiencies in the production area, logistical redundancy associated with off-site warehousing, the cost of a very high labor force turnover rate, and production floor layout issues. Beginning in October 2006, these areas were aggressively addressed and dramatic improvements have begun to take place.

Our capital expenditures in the first nine months of fiscal 2006 were made to obtain additional machinery to accommodate new business and for building improvements for our facilities in Mexico and Greenville, Michigan.

Financing activities included net activity on the revolving line of credit. Repayments of debt and leases represent the scheduled payments.

We intend to perform our annual evaluation of goodwill under Financial Accounting Standard 142 in the fourth quarter of fiscal 2006. We believe that a reasonable chance exists that this evaluation will result in an impairment charge.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have entered into an interest rate swap agreement to effectively fix the interest rate on all of our term debt under the Senior Credit Agreement and a portion of our revolving credit facility. Accordingly, our primary market risk exposure is to changes in interest rates in connection with our outstanding variable rate short-term and long-term debt not affected by the swap agreement. Based on the balances and debt agreements in effect at September 30, 2006, an increase in interest rates of 1% could result in us incurring an additional $61,000 in annual interest expense. Conversely, a decrease in interest rates of 1% could result in savings of $61,000 in annual interest expense. We do not expect this market risk exposure to have a material adverse effect on us. We do not enter into market risk sensitive instruments for trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

        (a)        Evaluation of Disclosure Controls and Procedures. Our President and our Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15d, and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which the Quarterly Report on Form 10-Q was being prepared.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter ended September 30, 2006, the Company did not issue any unregistered shares of its Common Stock. Also, the Company did not repurchase any of its Common Stock during that period, nor has the Board of Directors of the Company approved any stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have defaulted in complying with covenants under both our Senior Loan Agreement and Senior Subordinated Loan Agreement. As noted above, we continue to negotiate default waivers and amendments to these covenants with our lenders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

31.1	Certification of the President of Clarion Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Clarion Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of the Chief Financial Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 20, 2006	CLARION TECHNOLOGIES, INC. /s/ Jeff Gillesse —————————————— Jeff Gillesse, Chief Financial Officer

EXHIBIT LIST

31.1	Certification of the President of Clarion Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Clarion Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of the Chief Financial Officer of Clarion Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).